Form 10-Q
period 1995-03-31
INTERFERON SCIENCES INC
filed 1995-05-15
CIK 351532

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 1995
                               or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ___________ to _________________
Commission File Number:   0-10379


                    INTERFERON SCIENCES, INC.
     (Exact Name of Registrant as Specified in its Charter)


Delaware                                            22-2313648
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification No.)


783 Jersey Avenue, New Brunswick, New Jersey             08901
(Address of principal executive offices)               (Zip code)


(908) 249 - 3250
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of April 28, 1995:

     Common Stock                   21,808,768 shares

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS

                                                        Page No.

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--March 31, 1995
     and December 31, 1994                                  1

   Consolidated Condensed Statements of Operations--Three
     Months Ended March 31, 1995 and 1994                   2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Three Months Ended
     March 31, 1995                                        3

   Consolidated Condensed Statements of Cash Flows--Three
     Months Ended March 31, 1995 and 1994                   4

   Notes to Consolidated Condensed Financial Statements   5-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                 8-11

   Qualification Relating to Financial Information         12

Part II.  Other Information                                13

Signatures                                                 14

                 PART I.  FINANCIAL INFORMATION
            INTERFERON SCIENCES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                         March 31,   December 31,
                                           1995          1994
                                        (Unaudited)       *
ASSETS                                  __________   ____________
Current assets
Cash and cash equivalents               $  105,248   $   330,617
Accounts and other receivables             140,064        35,546
Inventories                              1,151,590     1,029,158
Consignment inventory                                    220,410
Receivables from affiliated
  companies, net                            20,001        20,001
Prepaid expenses and other
  current assets                            68,586        55,221
                                        ___________  ____________
Total current assets                     1,485,489     1,690,953
                                        ___________  ____________
Property, plant and equipment, at cost  11,826,069    11,826,069
Less accumulated depreciation and
  amortization                          (6,199,111)   (6,013,839)
                                        ___________  ____________
                                         5,626,958     5,812,230
                                        ___________  ____________
Intangible assets, net of amortization     349,624       355,019
Other assets                               323,900       323,900
Total assets                            $7,785,971   $ 8,182,102
                                        ___________  ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt    $  274,370   $   409,275
Accounts payable and accrued expenses    1,641,469     1,629,025
Amount due NPDC                            244,113       134,347
Amount due Purdue for repurchase of
  common stock                             232,217       300,000
                                        ___________  ____________
Total current liabilities                2,392,169     2,472,647
                                        ___________  ____________
Common stock subject to repurchase
  commitment (682,494 shares)            2,729,976     2,729,976
                                        ___________  ____________
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-40,000,000 shares; issued
 and outstanding-20,876,274 and
 19,509,291 shares                         208,763       195,093
Capital in excess of par value          67,041,073    65,572,243
Accumulated deficit                    (64,586,010)  (62,787,857)
                                        ___________  ____________
Total stockholders' equity               2,663,826     2,979,479
                                        ___________  ____________
Total liabilities and stockholders'
  equity                                $7,785,971   $ 8,182,102
                                        ___________  ____________
*The condensed balance sheet as of December 31, 1994 has been summarized from the Company's audited balance sheet as of that date.
 The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Three Months Ended
                                                March 31,
                                       __________________________
                                           1995          1994
                                       ____________  ____________
Revenues
Sales
 Alferon N Injection                   $   174,710  $
 Research products and other revenues        4,909        1,316
                                       ____________ ____________
Total revenues                             179,619        1,316
                                       ____________ ____________
Costs and expenses
Cost of goods sold and excess/idle
 production costs                          568,095      462,786
Research and development
 (net of $45,498 and $37,500
 of rental income received from NPDC)      960,152    1,169,300
General and administrative
 (includes $304,654 and $471,664
 of charges from NPDC for management
 fees and reimbursements of expenses)      446,392      739,943
                                       ____________ ____________
Total costs and expenses                 1,974,639    2,372,029
                                       ____________ ____________
Loss from operations                    (1,795,020)  (2,370,713)

 Interest and other income                   6,776       90,224
 Interest expense                           (9,909)     (65,305)
                                       ____________ ____________

Net loss                               $(1,798,153) $(2,345,794)
                                       ____________ ____________

Net loss per share                     $      (.09) $      (.12)
                                       ____________ ____________

Weighted average number of
shares outstanding                      21,125,277   19,417,410










The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 1995
                           (Unaudited)


                                                                     Total
                                      Capital in      Accumu-        Stock-
                    Common Stock      Excess of        lated        holders'
                Shares      Amount    par value       Deficit        Equity
                ______      ______    __________      _______       ________


Balance at Dec.
 31, 1994     19,509,291  $195,093   $65,572,243   $(62,787,857)  $2,979,479

Net proceeds
 from the sale
 of common
 stock to
 Fujimoto
 Diagnostics,
 Inc.          1,034,483    10,345     1,472,155                   1,482,500

Issuance of
 common stock
 in exchange
 for warrants
 to purchase
 common stock    332,500    3,325        (3,325)

Net loss                                             (1,798,153)  (1,798,153)
              ______________________________________________________________


Balance at March
 31, 1995      20,876,274  $208,763   $67,041,073  $(64,586,010)  $2,663,826


















The accompanying notes are an integral part of these consolidated condensed financial statements.

               INTERFERON SCIENCES, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                           ___________________________
                                                1995          1994
                                            ____________  ____________
Cash flows used for operations:
 Net loss                                   $(1,798,153)  $(2,345,794)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                194,015       201,023
   Net gain on sales of marketable
     securities                                                (9,102)
   Change in operating assets and liabilities:
   Inventories                                 (122,432)      158,440
   Consignment inventory                        220,410
   Receivables from affiliated companies                      (93,913)
   Accounts and other receivables              (172,301)       30,226
   Prepaid expenses and other current
     assets                                     (13,365)     (158,161)
   Accounts payable and accrued expenses         12,444        (3,855)
                                            ____________  ____________
   Net cash used for operations              (1,679,382)   (2,221,136)
                                            ____________  ____________
Cash flows from investing activities:
 Purchases of marketable securities                        (2,496,445)
 Sales of marketable securities                             2,006,797
 Additions to property, plant and
   equipment                                                  (54,805)
 Additions to intangible and other assets        (3,348)      (13,329)
                                            ____________  ____________
 Net cash used for investing activities          (3,348)     (557,782)
                                            ____________  ____________
Cash flows from financing activities:
 Net proceeds from sale of common stock       1,482,500
 Increase (decrease) in advances from
   NPDC                                         109,766        (8,050)
 Reduction of long-term debt                   (134,905)     (366,037)
 Purchase of common stock
     from Runham and Banela                                  (250,000)
                                            ____________  ____________
 Net cash provided by (used for) financing
   activities                                 1,457,361      (624,087)
                                            ____________  ____________
Net decrease in cash and cash equivalents      (225,369)   (3,403,005)

Cash and cash equivalents at beginning
 of period                                      330,617     4,247,067
                                            ____________  ____________
Cash and cash equivalents at end of period  $   105,248   $   844,062
                                            ____________  ____________
Cash paid for interest expense              $     8,564   $    52,463
                                            ____________  ____________
Noncash investing and financing activities:
 Offset of receivables in settlement of
   obligation to repurchase stock           $    67,783   $
                                            ____________  ____________
 Reductions in marketable securities        $             $   152,666
                                            ____________  ____________
 Commitment to purchase common stock        $             $ 3,729,976
                                            ____________  ____________

The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.  Amended Agreements with The Purdue Frederick Company

       On January 27, 1994, the Company reacquired marketing and distribution rights for ALFERON N Injection from Mundipharma Pharmaceutical Company, a related entity of The Purdue Frederick Company in Western Europe, Israel, India and Australia.
Mundipharma and Purdue Pharma retained exclusive marketing and distribution rights for Canada and the United States, respectively, subject to the Company's option to reacquire the United States and Canadian marketing and distribution rights at a price of $12 million until July 26, 1995 (the "Repurchase Option"). Purdue gave the Company a new purchase order for 45,000 vials of ALFERON N Injection at an agreed upon price. In addition, the Company will pay Mundipharma a 3% royalty on net sales in the reacquired territories. This rate will be reduced to 1% after certain aggregate royalty payments have been made. The Company was also obligated to provide Purdue with up to 15,000 vials of ALFERON N Injection, at an agreed upon price, to replace any inventory of Purdue existing on the date of the amendment which goes out of date. The Company also granted Purdue an option, exercisable until July, 1995, to purchase an additional 100,000 vials of ALFERON N Injection at an agreed upon price.

       Under the amended agreements (the "1994 Purdue Amendments"), the Company assumed responsibility for the conduct and funding of clinical trials to develop new indications of ALFERON N Injection. Upon the Company obtaining approval in the United States for additional indications of ALFERON N Injection, Purdue and Mundipharma were obligated, in order to maintain their exclusive license, to repay certain of the Company's research and development costs and make certain additional payments to the Company for the rights for the first five of any such new uses.

       The Company also agreed to buy back 994,994 shares of its common stock then held by Purdue and two related entities at an agreed upon price of $4.00 per share (the "Company's Purchase Obligation")over an 18-month period. In January 1994, the Company purchased 62,500 of such shares for $250,000 and such shares were cancelled by the Company. The Company was obligated to pay an additional $1,000,000 to purchase 250,000 shares during 1994. In 1994, the Company and Purdue agreed to offset $700,000 owed to the Company by Purdue, for the purchase of ALFERON N Injection during 1994, against the Company's obligation to purchase $1,000,000 of the Company's Common Stock from Purdue in 1994. The Company has reflected the Common Stock subject to repurchase commitment as temporary equity, and $300,000 of this obligation to Purdue that was not paid in 1994 as a current liability on the balance sheet. In addition, as of March 31, 1995 the Company had applied an additional $67,783 of offsets based upon additional sales of ALFERON N Injection by Purdue. In April 1995, the Company was required to purchase 62,500 shares of Common Stock for $250,000 and in July 1995 is obligated to purchase 619,994 shares of Common Stock for $2,479,976. As of May 4, 1995, the Company had generated sufficient additional offsets based upon additional sales of ALFERON N Injection to and by Purdue to repay the $232,217 owed to Purdue as of March 31, 1995 and to pay $140,000 of the $250,000 owed to Purdue for the April 1995 stock repurchase. The Company anticipates that the $110,000 unpaid balance of the purchase price for the 62,500 shares required to be repurchased in April 1995 will be paid through additional offsets or working capital or both. The Company currently anticipates repurchasing certain marketing rights from Purdue.

       In March 1995, the Company entered into an amendment of the 1994 Purdue Amendments (the "1995 Purdue Amendment") pursuant to which the Company obtained an option, exercisable until June 30, 1995, (the "Option") to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the option is (i) $2,962,193 in cash (less any amounts paid after March 29, 1995 for the repurchase of Common Stock described above) and (ii) 2.5 million shares of Common Stock. As of May 4, 1995, an aggregate of $370,000 had been so paid after March 29, 1995, and an additional $110,000 will be so paid prior to any exercise of the Option, reducing the cash component of the option exercise price to $2,482,193. Eighteen months from the date of exercise of the Option by the Company (the "Valuation Date"), the 2.5 million shares of Common Stock must have a value of at least $9 million, which value will be calculated using the average of the closing bid and asked prices of the Common Stock as quoted by the NASDAQ National Market System for the ten trading days ending two days prior to the Valuation Date. In the event of a shortfall, the Company has agreed to issue a note for such shortfall, if any, which will bear interest at the prime rate, and will become due and payable 24 months from the Valuation Date. The Company agreed that the 2.5 million shares of Common Stock will be registered and freely tradeable 18 months from the date of exercise of the Company's option. If the Option is exercised, the Repurchase Option, the royalty obligations, and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment will terminate and the Company will receive the repurchase obligation for no additional consideration.


Note 2.  Agreement with Fujimoto Diagnostics, Inc.

       On February 7, 1995, the Company concluded an agreement with Fujimoto Diagnostics, Inc. (Fujimoto) of Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased 1,034,483 shares of the Company's Common Stock for $1,500,000 ($1.45 per share, the then current market price) and committed to purchase an additional $500,000 of Common Stock in February 1996 based on the then current market price. The agreement grants Fujimoto exclusive rights to develop, distribute and sell ALFERON N Injection and ALFERON N Gel in Japan. Under the agreement, Fujimoto agreed to fund and conduct all preclinical and clinical studies required for regulatory approval in Japan. Fujimoto will purchase quantities of ALFERON N Injection and ALFERON N Gel at agreed-upon prices during the preclinical and clinical phases.


Note 3.  Inventories

       Inventories, consisting of material, labor and overhead, are classified as follows:

                              March 31,        December 31,
                                 1995              1994
                           ______________     ______________

   Finished goods          $   387,330        $   342,330
   Work in process             389,118            303,111
   Raw materials               375,142            383,717
                           ____________       ____________
                           $ 1,151,590        $ 1,029,158


     Finished goods inventories at March 31, 1995 and December 31, 1994, are stated net of a 1993 write-down of $300,000 to reflect the Company's continuing obligation to Purdue to replace up to 15,000 vials of ALFERON N Injection at an agreed upon reduced price.

     Finished goods inventory consists of approximately 15,000 vials of ALFERON N Injection and is scheduled to expire in October 1996.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of May 12, 1995, the Company had an aggregate of $350,000 in cash. Consequently, management is actively pursuing raising required additional capital by doing one or more of the following actions (i) issuing securities in a public or private equity offering, (ii) licensing rights to its injectable, topical or oral formulations of alpha interferon (as it did with Fujimoto), or
(iii) entering into collaborative or other arrangements with corporate partners. Lack of funds has required the Company to delay or scale back some of its clinical activities and continued lack of funding will require the Company to eliminate certain or all of its activities or license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     On May 3, 1995, three principal stockholders of the Company committed to loan the Company an aggregate of $1,070,000. Such loans bear interest at prime plus 2% and mature on the earlier of
(i) the first date that the Company receives gross proceeds of at least $7,500,000 from a public offering (the "Public Offering") of Common Stock and (ii) November 2, 1995. If the indebtedness matures as a result of a Public Offering, repayment of principal of the indebtedness may be made, at the option of the Company, by delivery of shares of Common Stock valued at the public offering price per share in the Public Offering.

     On February 7, 1995, the Company concluded an agreement with Fujimoto for the commercialization of ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of the Company's Common Stock ($1.45 per share, the then current market price) and is committed to purchase an additional $500,000 of Common Stock in February, 1996 at the then market price.

     In connection with the amendments to agreements with Purdue during January 1994, Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price. With respect to this order, approximately three-quarters of the purchase price of the vials was payable upon shipment by the Company to Purdue and the balance was payable upon sale by Purdue. A portion of the shipments to fill this order was made on a consignment basis, i.e. the purchase was subject to a right of return until notification by Purdue that such vials have been resold. In June and August 1994, the Company began to fill this order by making shipments of 10,000 and 10,735 vials, respectively, of ALFERON N Injection to Purdue on a consignment basis. In addition, shipments of 5,928 and 10,040 vials of ALFERON N Injection were made to Purdue in September 1994 and April 1995, respectively, on a non-consignment basis. The 8,297 vial balance of this order is expected to be shipped prior to the end of 1995.

     Purdue has informed the Company that from June 1994 through December 31, 1994, it had sold or distributed as free samples approximately 15,800 vials of the 20,735 vials purchased on a consignment basis, and that as of March 1995, Purdue had sold or distributed as free samples the balance of such consignment inventory. Purdue has also informed the Company that during the three months ended March 31, 1995 and the year ended December 31, 1994, it sold approximately 6,800 vials and 25,000 vials, respectively, and distributed as free samples approximately 200 vials and 2,000 vials, respectively, of ALFERON N Injection from its inventory.

     In January 1994, the Company amended its marketing and distribution agreements with Purdue and related parties. Pursuant to such amended agreements, the Company assumed sole responsibility to conduct and fund clinical trials required to obtain FDA approval for additional indications for ALFERON N Injection. Prior to these amendments, Purdue was responsible for the payment of the costs of such clinical trials. The Company anticipates that the expansion of its research and development efforts and clinical trial activities and its assuming responsibility of the conduct and funding thereof will increase operating expenses. The Company intends to seek to enter into joint ventures or other arrangements with strategic partners who agree to bear all or part of such expenses.

     In connection with the amendments to the agreements with Purdue, the Company agreed to purchase an aggregate of 994,994 shares of its Common Stock for $3,979,976 ($4.00 per share) from Purdue and two related entities over a period of 18 months. The Company purchased 62,500 of such shares of Common Stock for $250,000 in January 1994 and was obligated to purchase an additional 250,000 shares of Common Stock for $1,000,000 in 1994. In 1994, the Company and Purdue agreed to offset $700,000 owed to the Company by Purdue, for the purchase of ALFERON N Injection during 1994, against the Company's obligation to purchase $1,000,000 of the Company's Common Stock from Purdue in 1994. As of December 31, 1994, $300,000 of this obligation to Purdue had not been paid and was reflected as a current liability on the balance sheet. In addition, as of March 31, 1995 the Company had generated and applied an additional $67,783 of offsets based upon additional sales of ALFERON N Injection by Purdue. In April 1995, the Company was required to purchase 62,500 shares of Common Stock for $250,000 and in July 1995 is obligated to purchase 619,994 shares of Common Stock for $2,479,976.

     As of May 12, 1995, the Company had generated sufficient additional offsets based upon additional sales of ALFERON N Injection to and by Purdue to repay the $232,217 owed to Purdue as of March 31, 1995 and to pay $140,000 of the $250,000 owed to Purdue for the April 1995 stock repurchase. The Company anticipates that the $110,000 unpaid balance of the purchase price for the 62,500 shares required to be repurchased in April 1995 will be paid through additional offsets or from working capital or both. If the Company exercises the Option to reacquire the remaining marketing rights from Purdue, the 619,994 shares of Common Stock required to be repurchased from Purdue in July 1995 will be cancelled for no additional consideration. However, there can be no assurances that the Company will be able to obtain on a timely basis the cash necessary to exercise the Option or repurchase the 619,994 shares. In addition, as of March 31 1995, the Company was obligated to pay an aggregate of $286,000 to U.S. Capital Corporation, which was past due. Such amount was paid in April, 1995.


Results of Operations

     For the three months ended March 31, 1995, the Company's revenue of $179,619 included $174,710 from the sale of ALFERON N Injection and the balance was derived from sales of research products. Revenue of $1,316 for the three months ended March 31, 1994 was derived from sales of research products. Notwithstanding the suspension of ALFERON N Injection production during a portion of the three months ended March 31, 1995 and during all of the three months ended March 31, 1994, the Company recorded cost of goods sold and ongoing production facility costs of $568,095 and $462,786, respectively.

     Research and development expenses during the three months ended March 31, 1995 of $960,152 decreased by $209,148 from $1,169,300 for the same period in 1994, principally because the Company reduced its level of research and product development and improvement on ALFERON N Injection. The Company received $45,498 and $37,500 during the three months ended March 31, 1995 and 1994, respectively, as rental income from National Patent for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the three months ended March 31, 1995 were $446,392 as compared to $739,943 for the same period in 1994. The decrease of $293,551 was principally due to decreases in payroll and other expenses. National Patent provides certain administrative services for which the Company paid National Patent $30,000 for each of the three month periods ended March 31, 1995 and 1994. In addition, National Patent provides to the Company, at its estimated cost, certain personnel and services which the Company uses in its operations. For the three months ended March 31, 1995 and 1994, such charges amounted to $274,654 and $441,664, respectively.

     Interest and other income for the three months ended March 31, 1995 was $6,776 as compared to $90,224 for the same period in 1994. The decrease of $83,448 was due to less funds available for investment in the current period.

     Interest expense for the three months ended March 31, 1995 and 1994 was $9,909 and $65,305, respectively. The decrease of $55,396 was due to reduced long-term debt.

     As a result of the foregoing, the Company incurred net losses of $1,798,153 and $2,345,794 for the three months ended March 31, 1995 and 1994, respectively.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY


         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                         MARCH 31, 1995


     The financial information included herein is unaudited. Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K



     (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the period ended March 31, 1995.

                    INTERFERON SCIENCES, INC.

                         MARCH 31, 1995




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                               INTERFERON SCIENCES, INC.




DATE: May 15, 1995          By:  /s/ Samuel H. Ronel, Ph.D.
                                 Samuel H. Ronel, Ph.D.
                                 President




DATE: May 15, 1995          By:  /s/ Donald W. Anderson
                                 Donald W. Anderson
                                 Controller