Form 10-Q
period 1995-06-30
INTERFERON SCIENCES INC
filed 1995-08-14
CIK 351532

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 1995
                                or

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

                      Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of August 8, 1995:

      Common Stock                    22,511,268 shares

             INTERFERON SCIENCES, INC. AND SUBSIDIARY

                         TABLE OF CONTENTS

                                                        Page No.

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--June 30, 1995
     and December 31, 1994                                  1

   Consolidated Condensed Statements of Operations--Three
     Months and Six Months Ended June 30, 1995 and 1994     2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Six Months Ended June 30, 1995   3

   Consolidated Condensed Statements of Cash Flows--Six
     Months Ended June 30, 1995 and 1994                   4

   Notes to Consolidated Condensed Financial Statements   5-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                 8-11

   Qualification Relating to Financial Information         12

Part II.  Other Information                                13

Signatures                                                 14

                  PART I.  FINANCIAL INFORMATION
             INTERFERON SCIENCES, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED BALANCE SHEETS
                                           June 30,    December 31,
                                             1995           1994
                                          (Unaudited)        *
ASSETS                                    __________   ____________
Current assets
Cash and cash equivalents                 $    52,465  $   330,617
Accounts and other receivables                134,566       35,546
Inventories                                   931,750    1,029,158
Consignment inventory                                      220,410
Receivables from affiliated
  companies, net                               20,001       20,001
Prepaid expenses and other
  current assets                              100,017       55,221
                                          ___________  ____________
Total current assets                        1,238,799    1,690,953
                                          ___________  ____________
Property, plant and equipment, at cost     11,826,069   11,826,069
Less accumulated depreciation and
  amortization                             (6,384,396)  (6,013,839)
                                          ___________  ____________
                                            5,441,673    5,812,230
                                          ___________  ____________
Intangible assets, net of amortization        341,297      355,019
Other assets                                  323,900      323,900
Total assets                              $ 7,345,669  $ 8,182,102
                                          ___________  ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt      $            $   409,275
Accounts payable and accrued expenses       1,764,064    1,629,025
Loans from principal stockholders             870,000
Amount due NPDC                               282,113      134,347
Amount due Purdue for repurchase of
  common stock                                 63,427      300,000
                                          ___________  ____________
Total current liabilities                   2,979,604    2,472,647
                                          ___________  ____________
Common stock subject to repurchase
 commitment (619,994 and 682,494 shares)    2,479,976    2,729,976
                                          ___________  ____________
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-30,000,000 shares; issued
 and outstanding-21,828,774 and
 19,509,291 shares                            218,288      195,093
Capital in excess of par value             67,794,048   65,572,243
Accumulated deficit                       (66,126,247) (62,787,857)
                                          ___________  ____________
Total stockholders' equity                  1,886,089    2,979,479
                                          ___________  ____________
Total liabilities and stockholders'
  equity                                  $ 7,345,669  $ 8,182,102
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

             INTERFERON SCIENCES, INC. AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                              Three Months Ended
                                                   June 30,
                                            _______________________
                                            1995           1994
                                           _______        ______
Revenues
Sales
  Alferon N Injection                   $    446,187   $
  Research products and
    other revenues                             6,220        83,445
                                        __________________________
Total revenues                               452,407        83,445
                                        __________________________
Costs and expenses
Cost of goods sold and excess/idle
  production costs                           786,117       450,197
Research and development
  (net of $45,498 and $37,500 for the
   three months and $90,996 and $75,000
   for the six months ended June 30, 1995
   and 1994, respectively, of rental
   income received from NPDC)                784,317     1,374,907
General and administrative
  (includes $274,524 and $290,602 for
   the three months and $579,178 and
   $762,266 for the six months ended
   June 30, 1995 and 1994, respectively,
   of charges from NPDC for management
   fees and reimbursements of expenses)      403,294       717,414
                                        __________________________
Total costs and expenses                   1,973,728     2,542,518
                                        __________________________
Loss from operations                      (1,521,321)   (2,459,073)

 Interest and other income                     3,789        44,071
 Net loss on sales of
  marketable securities                                   (110,954)
 Interest expense                            (22,705)      (46,237)
                                        __________________________
Net loss                                $ (1,540,237)  $(2,572,193)
                                        __________________________
Net loss per share                      $       (.07)  $      (.13)
                                        __________________________

Weighted average number of
shares outstanding                        22,463,768    19,401,785



The accompanying notes are an integral part of these consolidated condensed financial statements.

             INTERFERON SCIENCES, INC. AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                            _______________________
                                            1995           1994
                                           _______        ______
Revenues
Sales
  Alferon N Injection                   $    620,897
  Research products and
    other revenues                            11,129        84,761
                                        ___________________________
Total revenues                               632,026        84,761
                                        ___________________________
Costs and expenses
Cost of goods sold and excess/idle
  production costs                         1,354,212       912,983
Research and development
  (net of $45,498 and $37,500 for the
   three months and $90,996 and $75,000
   for the six months ended June 30, 1995
   and 1994, respectively, of rental
   income received from NPDC)              1,744,469     2,544,207
General and administrative
  (includes $274,524 and $290,602 for
   the three months and $579,178 and
   $762,266 for the six months ended
   June 30, 1995 and 1994, respectively,
   of charges from NPDC for management
   fees and reimbursements of expenses)      849,686     1,457,357
                                        ___________________________
Total costs and expenses                   3,948,367     4,914,547
                                        ___________________________
Loss from operations                      (3,316,341)   (4,829,786)

 Interest and other income                    10,565       125,193
 Net loss on sales of
   marketable securities                                  (101,852)
 Interest expense                            (32,614)     (111,542)
                                        ___________________________
Net loss                                $ (3,338,390)  $(4,917,987)
                                        ___________________________
Net loss per share                      $       (.15)  $     (0.25)
                                        ___________________________

Weighted average number of
shares outstanding                        21,813,559    19,410,714



The accompanying notes are an integral part of these consolidated condensed financial statements.

             INTERFERON SCIENCES, INC. AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                       STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 1995
                            (Unaudited)


                                                                     Total
                                      Capital in      Accumu-        Stock-
                    Common Stock      Excess of        lated        holders'
                Shares      Amount    par value       Deficit        Equity
                ______      ______    __________      _______       ________


Balance at Dec.
 31, 1994     19,509,291  $195,093   $65,572,243   $(62,787,857)  $2,979,479

Net proceeds
 from the sale
 of common
 stock to
 Fujimoto
 Diagnostics,
 Inc.          1,034,483    10,345     1,472,155                   1,482,500

Net proceeds
 from the sale
 of common stock
 to Amarillo
 Cell Culture
 Company, Inc.
 and its
 licensee        375,000     3,750       738,750                     742,500

Issuance of
 common stock
 in exchange
 for warrants
 to purchase
 common stock    900,000    9,000        (9,000)

Proceeds from
 exercise of
 common stock
 options          10,000       100        19,900                      20,000

Net loss                                             (3,338,390)  (3,338,390)
              ______________________________________________________________


Balance at June
 30, 1995      21,828,774  $218,288   $67,794,048  $(66,126,247)  $1,886,089






The accompanying notes are an integral part of these consolidated condensed financial statements.

                INTERFERON SCIENCES, INC. AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                   Six Months Ended
                                                       June 30,
                                              ___________________________
                                                  1995           1994
                                              ____________  ____________
Cash flows used for operations:
  Net loss                                    $(3,338,390)  $(4,917,987)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                  386,697       507,742
   Reduction of other assets                                     50,000
   Net loss on sales of marketable
     securities                                                 101,852
   Change in operating assets and liabilities:
   Inventories                                     97,408       507,768
   Consignment inventory                          220,410      (450,000)
   Receivables from affiliated companies                         (3,960)
   Accounts and other receivables                (585,593)      (12,234)
   Prepaid expenses and other current
     assets                                       (44,796)      (50,597)
   Accounts payable and accrued expenses          135,039        43,427
                                              ____________  ____________
   Net cash used for operations                (3,129,225)   (4,223,989)
                                              ____________  ____________
Cash flows from investing activities:
  Purchases of marketable securities                         (2,496,445)
  Sales of marketable securities                              4,290,515
  Additions to property, plant and
   equipment                                                    (78,798)
  Additions to intangible and other assets         (2,418)      (17,434)
                                              ____________  ____________
  Net cash (used for) provided by
   investing activities                            (2,418)    1,697,838
                                              ____________  ____________
Cash flows from financing activities:
  Net proceeds from sale of common stock        2,225,000
  Increase (decrease) in advances from
   NPDC                                           147,766        (8,050)
  Reduction of long-term debt                    (409,275)   (1,203,183)
  Loans from principal stockholders               870,000
  Proceeds from exercise of common stock options   20,000
  Purchase of common stock
     from Runham and Banela                                    (250,000)
                                              ____________  ____________
  Net cash provided by (used for) financing
   activities                                   2,853,491    (1,461,233)
                                              ____________  ____________
Net decrease in cash and cash equivalents        (278,152)   (3,987,384)

Cash and cash equivalents at beginning
  of period                                       330,617     4,247,067
                                              ____________  ____________
Cash and cash equivalents at end of period    $    52,465   $   259,683
                                              ____________  ____________
Cash paid for interest expense                $    31,269   $   171,996
                                              ____________  ____________
Noncash investing and financing activities:
  Offset of receivables in settlement of
   obligation to repurchase stock             $    486,573  $
                                              ____________  ____________
  Reductions in marketable securities         $             $   174,775
                                              ____________  ____________
  Commitment to purchase common stock         $             $ 3,729,976
                                              ____________  ____________

The accompanying notes are an integral part of these consolidated condensed financial statements.

             INTERFERON SCIENCES, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)


Note 1.  Agreements with The Purdue Frederick Company

       In 1988, the Company entered into exclusive marketing and distribution agreements with Mundipharma Pharmaceutical Company ("Mundipharma"), a related entity of Purdue Pharma, with respect to ALFERON N Injection, which agreements have been amended from time to time (as amended, the "Purdue Marketing Agreements"). In 1991, Mundipharma assigned the right to market and distribute ALFERON N Injection in the United States to Purdue Pharma and retained the right to market and distribute ALFERON N Injection in Canada, Western Europe, Israel, India, Japan, and Australia. In 1993, the Company reacquired the right to market and distribute ALFERON N Injection in Japan.

       In 1994, an amendment to these agreements was entered into (the "1994 Purdue Amendment") pursuant to which the Company reacquired the right to market ALFERON N Injection in Western Europe and other countries and took over from Purdue the conduct and funding of clinical trials. Specifically, the 1994 Purdue Amendment provided, among other things, that (i) the Company reacquired the right to market ALFERON N Injection in Western Europe, Israel, India, and Australia (the "Returned Territories"), subject to the payment to Mundipharma of a royalty equal to 3% of net sales (as defined) in the Returned Territories until Mundipharma has received royalty payments equal to $3 million ($5 million under certain circumstances) and 1% of net sales thereafter; (ii) the Company assumed responsibility for the conduct and funding of clinical trials to develop new indications for ALFERON N Injection; and Purdue was granted the right to obtain marketing and distribution rights for each additional indication of ALFERON N Injection at such time as the Company files a product license application or receives FDA approval for any such indication, by reimbursing the Company for some or all of its clinical costs plus an additional lump-sum payment; (iii) the Company agreed to purchase for $4.00 per share 994,994 shares of Common Stock held by Purdue and certain related parties over a period of 18 months; (iv) Purdue Pharma and Mundipharma retained the right to market and distribute ALFERON N Injection in the United States and Canada, respectively, subject to the Company's option (the "First Option") to reacquire such rights at a price of $12 million until July 25, 1995 ($10 million if the First Option had been exercised before January 1995); provided that the First Option could not have been exercised unless the Company simultaneously paid the unpaid balance of the purchase price for the 994,994 shares referred to above, which payment would have reduced the First Option exercise price; and (v) Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price.
Unless certain minimum purchase levels are reached during certain annual periods, or minimum payments are made to the Company in lieu of such minimum purchases, the Company can terminate Purdue Pharma and Mundipharma's exclusive marketing and distribution rights. All marketing and distribution costs are borne by Purdue Pharma and Mundipharma in their respective territories.

       In March, 1995, the Company entered into an amendment to the 1994 Purdue Amendment (the "March 1995 Purdue Amendment") pursuant to which the Company obtained an option, exercisable until June 30, 1995 (the "Second Option"), to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the Second Option was 2.5 million shares of Common Stock; provided that the Option could not have been exercised unless the Company simultaneously paid the unpaid balance of the purchase price for the 994,994 shares referred to above. If 18 months from the date of exercise of the Second Option by the Company (the "Valuation Date"), the 2.5 million shares of Common Stock did not have a value of at least $9,037,807 (which value was calculated using the average of the closing bid and asked prices of the Common Stock as quoted by the NASDAQ National Market System for the ten trading days ending on the day prior to the Valuation
Date), the Company was required to issue a note for the shortfall. Such note was required to bear interest at the prime rate and became due and payable 24 months from the Valuation Date. The Company agreed that it would utilize its best efforts to ensure that the 2.5 million shares of Common Stock would be registered and freely tradeable 18 months from the date of exercise of the Second Option. If the Second Option were exercised, the First Option, the royalty obligations, and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment would have terminated.

       In July 1995, the Company entered into an amendment to the 1994 Purdue Amendment and the March 1995 Purdue Amendment (the "July 1995 Purdue Amendment"), which becomes effective upon the sale on or before August 31, 1995 of the minimum number of shares of Common Stock in the Offering, pursuant to which the balance owed to Purdue for the 62,500 shares of Common Stock required to be repurchased in April 1995 will be forgiven and the Company will obtain an option, exercisable until December 31, 1996 (the "Third Option"), to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the Third Option is $5,029,133, subject to reduction as set forth below, plus 350,000 shares of Common Stock if exercised on or before December 31, 1995 or 750,000 shares of Common Stock if exercised after December 31, 1995. The Company agreed that it will utilize its best efforts to ensure that such shares will be registered and freely tradeable upon issuance. The Third Option may not be exercised unless the Company simultaneously pays the unpaid balance of the purchase price for any of the 994,994 shares referred to above then held by Purdue. As of August 8, 1995, Purdue held 619,994 of such shares (excluding the 62,500 shares referred to above) and such unpaid balance was $2,479,976. The cash exercise price of the Third Option will be reduced by the aggregate of (i) the amount paid by the Company to Purdue to repurchase any of such 619,994 shares held by Purdue, (ii) if Purdue sells any or all of such 619,994 shares, which, if the July 1995 Purdue Amendment becomes effective, may only be done until December 31, 1996 with the consent of the Company, the amount received by Purdue from such sale, and (iii) the amount by which the transfer price for vials sold by the Company to Purdue Pharma or Mundipharma exceeds $25 per vial. If the Third Option is exercised, the royalty obligations and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment will terminate. If the July 1995 Purdue Amendment becomes effective but the Third Option is not exercised, the Company will no longer have the obligation to repurchase the 619,994 shares. In July 1995, the Company and Purdue also agreed to extend the date on which the Company is obligated to repurchase the final 619,994 shares of Common Stock if the July 1995 Purdue Amendment does not become effective from July 25, 1995 to August 31, 1995 (or such earlier date on which the Offering shall terminate prior to the sale of the minimum number of shares of Common Stock).

       The Company entered into the 1994 Purdue Amendment, the March 1995 Purdue Amendment, and the July 1995 Purdue Amendment to provide it with greater financial flexibility and control over the worldwide marketing and distribution of ALFERON N Injection. The July 1995 Purdue Amendment provides the Company with the flexibility to enter into a strategic alliance with a multinational marketing partner if it elects to exercise the Third Option.

       Under the terms of the Purdue Marketing Agreements, the Company receives a transfer price for the sale of vials of ALFERON N Injection to Purdue Pharma or Mundipharma. Such transfer price is calculated based on either a manufacturing cost formula or a fixed price formula (subject to consumer price index adjustments); provided, however, that if the Company chooses the fixed price formula, the Company may be entitled to additional payments if the net sales price received by Purdue Pharma or Mundipharma for ALFERON N Injection exceeds certain levels. Pursuant to the July 1995 Purdue Amendment, the transfer price for each vial will be payable $25 in cash and the balance as an offset to the cash exercise price of the Third Option. If the Third Option is not exercised, such offsets will have no value. The Company may choose the applicable formula every six months. Except as described below, Purdue Pharma and Mundipharma have no recourse against the Company in the event that they are unable to resell ALFERON N Injection to third parties.

       In January 1994, pursuant to the 1994 Purdue Amendment, Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price. In addition, the Company agreed, under certain circumstances, to replace up to 15,000 vials of ALFERON N Injection from Purdue's existing inventory at an agreed upon discounted price. The Company also granted Purdue an option, exercisable (in whole only) until July 25, 1995, to purchase an additional 100,000 vials of ALFERON N Injection at an agreed upon discounted price. The option was not exercised.



Note 2.  Agreement with Fujimoto Diagnostics, Inc.

       In the first quarter of 1995, the Company concluded an agreement with Fujimoto Diagnostics, Inc. (Fujimoto) of Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased 1,034,483 shares of the Company's Common Stock for $1,500,000 ($1.45 per share, the then current market price) and committed to purchase an additional $500,000 of Common Stock in February 1996 based on the then current market price. The agreement grants Fujimoto exclusive rights to develop, distribute and sell ALFERON N Injection and ALFERON N Gel in Japan. Under the agreement, Fujimoto agreed to fund and conduct all preclinical and clinical studies required for regulatory approval in Japan. Fujimoto will purchase quantities of ALFERON N Injection and ALFERON N Gel at agreed-upon prices during the preclinical and clinical phases.


Note 3.  Inventories

       Inventories, consisting of material, labor and overhead, are classified as follows:

                              June 30,        December 31,
                                 1995              1994
                           ______________     ______________

    Finished goods          $   330,575        $   342,330
    Work in process             236,284            303,111
    Raw materials               364,891            383,717
                           ____________       ____________
                            $   931,750        $ 1,029,158


     Inventories at June 30, 1995 and December 31, 1994, are stated at their estimated net realizable value.

             INTERFERON SCIENCES, INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of August 8, 1995, the Company had an aggregate of $5,000 in cash. Consequently, management is actively pursuing raising required additional capital by taking one or more of the following actions (i) issuing securities in a public or private equity offering, (ii) licensing rights to its injectable, topical or oral formulations of alpha interferon (as it did with Fujimoto), or
(iii) entering into collaborative or other arrangements with corporate partners. Lack of funds has caused the Company to curtail its manufacturing activities and to delay or scale back some of its clinical activities and continued lack of funding will require the Company to eliminate certain or all of its activities or license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     On May 19, 1995, the Company filed a registration statement with the Securities and Exchange Commission, which statement was amended on July 18, 1995 and was subsequently amended again on August 2 and August 10, 1995, covering a proposed public offering (the "Offering") for a 6,500,000 share minimum, 12,000,000 share maximum of Common Stock through Sunrise Securities Corp. as underwriter. The net proceeds to the Company from the sale of the Common Stock are estimated to be $6,633,200 if the minimum number of shares are sold and $12,542,000 if the maximum number of shares are sold. At the close of business on August 14, 1995, such registration statement was declared effective by the Securities and Exchange Commission.

     On May 3, 1995, three principal stockholders of the Company committed to loan the Company an aggregate of $920,000, all of which was received by July 6, 1995. Such loans bear interest at prime plus 2% and mature on the earlier of (i) the first date that the Company receives gross proceeds of at least $7,500,000 from a public offering (the "Public Offering") of Common Stock and (ii) November 2, 1995. If the indebtedness matures as a result of a Public Offering, repayment of principal of the indebtedness may be made, at the option of the Company, by delivery of shares of Common Stock valued at the public offering price per share in the Public Offering. The Company has determined not to exercise such option and will repay such indebtedness out of the proceeds of the Offering, but the holders of such indebtedness have expressed an interest to invest in the Offering an amount equal to the principal of the indebtedness being repaid to purchase the Principal Stockholder Shares. There can be no assurance, however, that the holders of such indebtedness will purchase the principal stockholder shares. On July 17, 1995, two of such principal stockholders loaned the Company an aggregate of an additional $650,000 and since July 17, 1995 one of such principal stockholders has loaned the Company an additional $100,000 on the same terms as the terms of the earlier loans except that the Company does not have the option to repay the principal of such additional indebtedness by delivery of shares of Common Stock. Such additional indebtedness will be repaid out of the proceeds of the Offering. In addition, certain of the principal stockholders of the Company may lend the Company additional amounts prior to the consummation of the Offering to provide working capital, and, if incurred, such additional indebtedness may also be repaid out of the net proceeds of the Offering.

     In April 1995, Amarillo Cell Culture Company, Incorporated and its licensee agreed to purchase an aggregate of $750,000 of the Company's Common Stock at $2.00 per share, all of which was received during the second quarter of 1995.

     In the first quarter of 1995, the Company concluded an agreement with Fujimoto for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of the Company's Common Stock at $1.45 per share (the then market price), all of which cash was received during the first quarter of 1995, and is committed to purchase an additional $500,000 of Common Stock in February, 1996 at the then market price.

     In connection with the amendments to agreements with Purdue, as described below, during January 1994, Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price. With respect to this order, approximately three-quarters of the purchase price of the vials was payable upon shipment by the Company to Purdue and the balance was payable upon sale by Purdue. A portion of the shipments to fill this order was made on a consignment basis, i.e. the purchase was subject to a right of return until notification by Purdue that such vials have been resold. In June and August 1994, the Company began to fill this order by making shipments of 10,000 and 10,735 vials, respectively, of ALFERON N Injection to Purdue on a consignment basis. In addition, shipments of 5,718 and 9,040 vials of ALFERON N Injection were made to Purdue in September 1994 and April 1995, respectively, on a non-consignment basis. The 9,507 vial balance of this order is expected to be shipped prior to the end of 1995.

     Purdue has informed the Company that from June 1994 through December 31, 1994, it had sold or distributed as free samples approximately 15,800 vials of the 20,735 vials purchased on a consignment basis, and that as of March 1995, Purdue had sold or distributed as free samples the balance of such consignment inventory. Purdue has also informed the Company that during the six months ended June 30, 1995 and the year ended December 31, 1994, it sold approximately 12,800 vials and 25,000 vials, respectively, and distributed as free samples approximately 200 vials and 2,000 vials, respectively, of ALFERON N Injection from its inventory.

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

     In connection with the amendments to the agreements with Purdue, the Company agreed to purchase an aggregate of 994,994 shares of its Common Stock for $3,979,976 ($4.00 per share) from Purdue and two related entities over a period of 18 months. The Company purchased 62,500 of such shares of Common Stock for $250,000 in January 1994 and was obligated to purchase an additional 250,000 shares of Common Stock for $1,000,000 in 1994. In 1994, the Company and Purdue agreed to offset $700,000 owed to the Company by Purdue, for the purchase of ALFERON N Injection during 1994, against the Company's obligation to purchase $1,000,000 of the Company's Common Stock from Purdue in 1994. As of December 31, 1994, $300,000 of this obligation to Purdue had not been paid and was reflected as a current liability on the balance sheet. In addition, as of March 31, 1995, the Company had an additional $67,783 of offsets based upon additional sales of ALFERON N Injection by Purdue. In April 1995, the Company was required to purchase 62,500 shares of Common Stock for $250,000 and on August 31, 1995 (or such earlier date on which the Offering shall terminate prior to the sale of the minimum number of shares of Common Stock) is obligated to purchase 619,994 shares of Common Stock for $2,479,976.

     As of July 31, 1995, the Company had generated sufficient additional offsets based upon additional sales of ALFERON N Injection to and by Purdue to repay the $232,217 owed to Purdue as of March 31, 1995 and to pay $200,843 of the $250,000 owed to Purdue for the April 1995 stock repurchase. In July 1995, the Company entered into a further amendment to the agreements with Purdue, which becomes effective upon the sale on or before August 31, 1995 of the minimum number of shares of Common Stock in the Offering, pursuant to which the balance owed to Purdue for the April 1995 Stock Repurchase will be forgiven and the Company will obtain an option, exercisable until December 31, 1996, to reacquire the remaining marketing and distribution rights from Purdue. The exercise price of the option is $5,029,133, subject to reduction as set forth below, plus 350,000 shares of Common Stock if exercised on or before December 31, 1995 or 750,000 shares of Common Stock if exercised after December 31, 1995. The option may not be exercised unless the Company simultaneously purchases any of the 619,994 shares of Common Stock described above then held by Purdue for $4.00 per share. The cash exercise price of the option will be reduced by the aggregate of (i) the amount paid by the Company to Purdue to repurchase any of such 619,994 shares then held by Purdue, (ii) if Purdue sells any or all of such 619,994 shares, which may only be done with the consent of the Company, the amount received by Purdue from such sale, and (iii) the amount by which the transfer price for vials sold by the Company to Purdue exceeds $25 per vial. If the option is not exercised, the Company will no longer have the obligation to repurchase the 619,994 shares. In addition, the parties agreed that the transfer price for each vial will be payable $25 in cash and the balance as an offset to the cash exercise price of the option. If the option is not exercised, such offsets will have no value.

Results of Operations

     For the six months ended June 30, 1995, the Company's revenue of $632,026 included $620,897 from the sale of ALFERON N Injection and the balance was derived from sales of research products. Revenue of $84,761 for the six months ended June 30, 1994 was derived from sales of research products, contract research and other revenues. Notwithstanding the suspension of ALFERON N Injection production during a portion of the six months ended June 30, 1995 and 1994, the Company recorded cost of goods sold and ongoing production facility costs of $1,354,212 and $912,983, respectively.

     Research and development expenses during the six months ended June 30, 1995 of $1,744,469 decreased by $799,738 from $2,544,207 for the same period in 1994, principally because the Company reduced its level of research and product development on ALFERON N Injection. The Company received $90,996 and $75,000 during the six months ended June 30, 1995 and 1994, respectively, as rental income from National Patent for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the six months ended June 30, 1995 were $849,686 as compared to $1,457,357 for the same period in 1994. The decrease of $607,671 was principally due to decreases in payroll and other expenses. National Patent provides certain administrative services for which the Company paid National Patent $60,000 for each of the six month periods ended June 30, 1995 and 1994. In addition, National Patent provides to the Company, at its estimated cost, certain personnel and services which the Company uses in its operations. For the six months ended June 30, 1995 and 1994, such charges amounted to $519,178 and $702,266, respectively.

     Interest and other income for the six months ended June 30, 1995 was $10,565 as compared to $125,193 for the same period in 1994. The decrease of $114,628 was due to less funds available for investment in the current period.

     For the six months ended June 30, 1994, the Company realized a net loss of $101,852 on the sales of marketable securities which resulted from declines in the fair value of the Company's investments in obligations of agencies of the United States
Government.

     Interest expense for the six months ended June 30, 1995 and 1994 was $32,614 and $111,542, respectively. The decrease of $78,928 was due to reduced long-term debt.

     As a result of the foregoing, the Company incurred net losses of $3,338,390 and $4,917,987 for the six months ended June 30, 1995 and 1994, respectively.


Recent Tax and Accounting Developments

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement 121 requires the Company to estimate the future cash flows expected to result from the use and eventual disposition of its property, plant and equipment, and if the sum of such cash flows is less than the carrying amount of these assets, to recognize an impairment loss to the extent, if any, that the carrying amount of the assets exceeds their fair values. The Company is required to adopt Statement 121 not later than January 1, 1996. The Company believes that, although it has a current period operating loss and a history of operating losses, expected future cash flows derived from these assets will be at least equal to their carrying values, and that no impairment loss will be indicated. The Company bases this assessment both upon expected future product revenues and upon the fact that it completed a major manufacturing facility expansion and purchase of manufacturing equipment in 1991, the cost of which constitutes a major portion of the carrying value of its property, plant and equipment. The Company believes that this expanded facility will be suitable for a number of years without significant repairs.

             INTERFERON SCIENCES, INC. AND SUBSIDIARY


          QUALIFICATION RELATING TO FINANCIAL INFORMATION

                           JUNE 30, 1995


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

             INTERFERON SCIENCES, INC. AND SUBSIDIARY

                    PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on June 6,
          1995, the following matters were voted upon:

          (a) Dr. Leon Botstein, Jerome I. Feldman, Martin M. Pollak, Ogden R. Reid, Dr. Samuel H. Ronel, Dr. Stanley G. Schutzbank, Dr. Roald Hoffmann and Sheldon L. Glashow were elected to serve as directors of the Company for a one-year term.

          (b) The reappointment of KPMG Peat Marwick LLP as auditors was adopted with a vote of 13,439,861 for and 14,685 votes against this proposal.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit I - Copy of Notice and Proxy Statement for Annual Meeting of Shareholders held June 6, 1995, filed with Securities and Exchange Commission pursuant to Section 14 of the Securities and Exchange Act of 1934 and incorporated herein by reference.

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the period ended June 30, 1995.

                     INTERFERON SCIENCES, INC.

                           JUNE 30, 1995




                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                INTERFERON SCIENCES, INC.




DATE:  August 14, 1995        By: /s/ Samuel H. Ronel, Ph.D.
                                  Samuel H. Ronel, Ph.D.
                                  President




DATE:  August 14, 1995        By: /s/ Donald W. Anderson
                                  Donald W. Anderson
                                  Controller