Form 10-Q
period 1995-09-30
INTERFERON SCIENCES INC
filed 1995-11-13
CIK 351532

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended September 30, 1995

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

                    Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of November 3, 1995:

  Common Stock                                            34,448,768 shares

                       INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                   TABLE OF CONTENTS

                                                                      Page No.

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--September 30, 1995
     and December 31, 1994                                               1

   Consolidated Condensed Statements of Operations--Three
     Months and Nine Months Ended September 30, 1995 and 1994            2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Nine Months Ended September 30, 1995          3

   Consolidated Condensed Statements of Cash Flows--Nine
     Months Ended September 30, 1995 and 1994                            4

   Notes to Consolidated Condensed Financial Statements                5-8

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              9-12

   Qualification Relating to Financial Information                      13

Part II.  Other Information                                             14

Signatures                                                              15

                            PART I.  FINANCIAL INFORMATION
                       INTERFERON SCIENCES, INC. AND SUBSIDIARY
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 September 30,    December 31,
                                                     1995              1994
ASSETS                                            (Unaudited)            *

Current assets
Cash and cash equivalents                      $    9,216,173   $      330,617
Accounts and other receivables                        207,983           35,546
Inventories                                           957,247        1,029,158
Consignment inventory                                                  220,410
Receivables from affiliated
  companies, net                                       20,001           20,001
Prepaid expenses and other
  current assets                                       57,507           55,221
Total current asset                                10,458,911        1,690,953

Property, plant and equipment, at cost             11,826,069       11,826,069
Less accumulated depreciation
  and amortization                                 (6,569,679)      (6,013,839)
                                                    5,256,390        5,812,230

Intangible assets, net of amortization                334,534          355,019
Other assets                                          323,900          323,900
Total assets                                   $   16,373,735   $    8,182,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt           $                $      409,275
Accounts payable and accrued expenses               1,425,121        1,629,025
Amount due NPDC                                        60,526          134,347
Amount due Purdue for repurchase of
  common stock                                                         300,000

Total current liabilities                           1,485,647        2,472,647

Common stock subject to repurchase
 commitment (0 and 682,494 shares)                                   2,729,976

Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share; authorized
 -5,000,000 shares; none issued and outstanding
Common stock, par value $.01 per share; authorized
 -55,000,000 and 30,000,000 shares; issued and outstanding
 -34,448,768 and 19,509,291 shares                    344,488          195,093
Capital in excess of par value                     82,641,859       65,572,243
Accumulated deficit                               (68,098,259)     (62,787,857)

Total stockholders' equity                         14,888,088        2,979,479

Total liabilities and stockholders'
  equity                                       $   16,373,735   $    8,182,102

*The condensed balance sheet as of December 31, 1994 has been summarized from the Company's audited balance sheet as of that date.
 The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERFERON SCIENCES, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                                  1995          1994
Revenues
Sales
  Alferon N Injection                     $      189,536    $    622,665
  Research products and
   other revenues                                 22,039          97,190
Total revenues                                   211,575         719,855

Costs and expenses
Cost of goods sold and excess/
  idle production costs                          678,542       1,045,017
Research and development (net of
  $45,498 and $37,500 for the three
  months and $136,494 and $112,500 for
  the nine months ended September 30,
  1995 and 1994, respectively, of
  rental income received from NPDC)              963,555       1,291,447
General and administrative
  (includes $349,415 and $287,205
  for the three months and $928,593
  and $1,049,471 for the nine months
  ended September 30, 1995 and 1994,
  respectively, of charges from NPDC
  for management fees and
  reimbursements of expenses)                    552,218       2,620,496
Total costs and expenses                       2,194,315       4,956,960

Loss from operations                          (1,982,740)     (4,237,105)

Interest and other income                         58,625          23,202
Net loss on sales of
  marketable securities                                         (121,445)
Interest expense (includes $34,889
  for the three months and nine
  months ended September 30, 1995
  to NPDC)                                       (47,897)        (31,200)

Net loss                                  $   (1,972,012)   $ (4,366,548)

Net loss per share                        $         (.07)   $       (.22)

Weighted average number of
shares outstanding                            28,281,638      19,554,285

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERFERON SCIENCES, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                  Nine Months Ended
                                                     September 30,
                                                  1995           1994
Revenues
Sales
  Alferon N Injection                     $      810,433    $    622,665
  Research products and
  other revenues                                  33,168         181,951
Total revenues                                   843,601         804,616

Costs and expenses
Cost of goods sold and excess/
  idle production costs                        2,032,754       1,958,000
Research and development (net of
  $45,498 and $37,500 for the three
  months and $136,494 and $112,500 for
  the nine months ended September 30,
  1995 and 1994, respectively, of
  rental income received from NPDC)            2,708,024       3,835,654
General and administrative
  (includes $349,415 and $287,205
  for the three months and $928,593
  and $1,049,471 for the nine months
  ended September 30, 1995 and 1994,
  respectively, of charges from NPDC
  for management fees and
  reimbursements of expenses)                  1,401,904       4,077,853
Total costs and expenses                       6,142,682       9,871,507

Loss from operations                          (5,299,081)     (9,066,891)

Interest and other income                         69,190         148,395
Net loss on sales of
  marketable securities                                         (223,297)
Interest expense (includes $34,889
  for the three months and nine
  months ended September 30, 1995
  to NPDC)                                       (80,511)       (142,742)

Net loss                                  $   (5,310,402)   $ (9,284,535)

Net loss per share                        $         (.22)   $       (.48)

Weighted average number of
shares outstanding                        24,306,019          19,469,035

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       INTERFERON SCIENCES, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                 STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30, 1995
                                      (Unaudited)


                                                                        Total
                                         Capital in     Accumu-        Stock-
                     Common Stock         Excess of      lated        holders'
                 Shares       Amount      Par Value     Deficit        Equity


Balance at Dec.
 31, 1994       19,509,291  $  195,093  $65,572,243  $(62,787,857)  $ 2,979,479

Net proceeds
 from the public
 sale of common
 stock          12,000,000     120,000  12,374,035                   12,494,035

Termination of
 commitment to
 repurchase common
 stock from Purdue
 Frederick         619,994       6,200   2,473,776                    2,479,976

Net proceeds from
 the sale of common
 stock to Fujimoto
 Diagnostics,
 Inc.            1,034,483      10,345   1,472,155                    1,482,500

Net proceeds from
 the sale of common
 stock to Amarillo
 Cell Culture
 Company, Inc.
 and its
 licensee          375,000       3,750     738,750                      742,500

Issuance of common
 stock in exchange for
 warrants to purchase
 common stock      900,000       9,000      (9,000)

Proceeds from
 exercise of common
 stock options      10,000         100      19,900                       20,000

Net loss                                               (5,310,402)   (5,310,402)


Balance at
  September
  30, 1995      34,448,768  $  344,488  $82,641,859  $(68,098,259)  $14,888,088




The accompanying notes are an integral part of these consolidated condensed financial statements.

                           INTERFERON SCIENCES, INC. AND SUBSIDIARY
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                          Nine Months Ended
                                                             September 30,
                                                         1995           1994
Cash flows used for operations:
  Net loss                                         $ (5,310,402)  $ (9,284,535)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                       579,377      2,704,506
    Reduction of other assets                                           50,000
    Net loss on sales of marketable
      securities                                                       223,297

    Change in operating assets and liabilities:
    Inventories                                          71,911      1,061,943
    Consignment inventory                               220,410       (577,170)
    Receivables from affiliated companies                              (19,707)
    Accounts and other receivables                     (722,437)      (370,208)
    Prepaid expenses and other current assets            (2,286)        46,904
    Accounts payable and accrued expenses              (203,904)        (8,778)
    Net cash used for operations                     (5,367,331)    (6,173,748)

Cash flows from investing activities:
  Purchases of marketable securities                                (2,496,445)
  Sales of marketable securities                                     5,918,937
  Additions to property, plant and equipment                           (78,798)
  Additions to intangible assets                         (3,052)       (81,978)
  Net cash (used for) provided by investing activities   (3,052)     3,261,716

Cash flows from financing activities:
  Net proceeds from sale of common stock and
    warrants                                         14,719,035      1,476,435
  Decrease in advances from NPDC                        (73,821)        (8,050)
  Reduction of long-term debt                          (409,275)    (1,594,582)
  Loans from principal stockholders                   1,870,000
  Repayment of loans from principal stockholders     (1,870,000)
  Proceeds from exercise of common stock options         20,000
  Purchase of common stock from Runham and Banel                      (250,000)
  Net cash provided by (used for) financing
    activities                                       14,255,939       (376,197)

Net increase (decrease) in cash and cash
    equivalents                                       8,885,556     (3,288,229)
Cash and cash equivalents at beginning of period        330,617      4,247,067

Cash and cash equivalents at end of period      $     9,216,173    $   958,838

Cash paid for interest expense                  $        79,166    $   199,097

Noncash investing and financing activities:
  Offset of receivables in settlement of
    obligation to repurchase stock              $       550,000    $
  Termination of commitment to repurchase
    common stock                                $     2,479,976    $
  Reductions in marketable securities           $                  $    62,227
  Commitment to purchase common stock           $                  $ 3,729,976

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

         In March, 1995, the Company entered into an amendment to the 1994 Purdue Amendment (the "March 1995 Purdue Amendment") pursuant to which the Company obtained an option, exercisable until September 30, 1995 (the "Second Option"), to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the Second Option was 2.5 million shares of Common Stock; provided that the Option could not have been exercised unless the Company simultaneously paid the unpaid balance of the purchase price for the 994,994 shares referred to above. If 18 months from the date of exercise of the Second Option by the Company (the "Valuation Date"), the 2.5 million shares of Common Stock did not have a value of at least $9,037,807 (which value was calculated using the average of the closing bid and asked prices of the Common Stock as quoted by the NASDAQ National Market System for the ten trading days ending on the day prior to the Valuation Date), the Company was required to issue a note for the shortfall. Such note was required to bear interest at the prime rate and became due and payable 24 months from the Valuation Date. The Company agreed that it would utilize its best efforts to ensure that the 2.5 million shares of Common Stock would be registered and freely tradeable 18 months from the date of exercise of the Second Option. If the Second Option were exercised, the First Option, the royalty obligations, and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment would have terminated.

         In July 1995, the Company entered into an amendment to the 1994 Purdue Amendment and the March 1995 Purdue Amendment (the "July 1995 Purdue Amendment"), which became effective upon the sale on August 22, 1995 of the minimum number of shares of Common Stock in the Offering, pursuant to which the balance owed to Purdue for the 62,500 shares of Common Stock required to be repurchased in April 1995 was forgiven and the Company obtained an option, exercisable until December 31, 1996 (the "Third Option"), to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the Third Option is $5,029,133, subject to reduction as set forth below, plus 350,000 shares of Common Stock if exercised on or before December 31, 1995 or 750,000 shares of Common Stock if exercised after December 31, 1995. The Company agreed that it will utilize its best efforts to ensure that such shares will be registered and freely tradeable upon issuance. The Third Option may not be exercised unless the Company simultaneously pays the unpaid balance of the purchase price for any of the 994,994 shares referred to above then held by Purdue. As of November 7, 1995, Purdue held 619,994 of such shares and such unpaid balance was $2,479,976. The cash exercise price of the Third Option will be reduced by the aggregate of (i) the amount paid by the Company to Purdue to repurchase any of such 619,994 shares held by Purdue, (ii) if Purdue sells any or all of such 619,994 shares, which may only be done until December 31, 1996 with the consent of the Company, the amount received by Purdue from such sale, and (iii) the amount by which the transfer price for vials sold by the Company to Purdue Pharma or Mundipharma exceeds $25 per vial. If the Third Option is exercised, the royalty obligations and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment will terminate. If the Third Option is not exercised, the Company will no longer have the obligation to repurchase the 619,994 shares. In July 1995, the Company and Purdue also agreed to extend the date on which the Company was obligated to repurchase the final 619,994 shares of Common Stock if the July 1995 Purdue Amendment did not become effective from July 25, 1995 to August 31, 1995 (or such earlier date on which the Offering shall have terminated prior to the sale of the minimum number of shares of Common Stock).

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

Note 3.  Inventories

         Inventories, consisting of material, labor and overhead, are classified as follows:

                                       September 30,   December 31,
                                           1995            1994


     Finished goods                     $  425,475   $   342,330
     Work in process                       200,725       303,111
     Raw materials                         331,047       383,717
                                        $  957,247   $ 1,029,158


         Inventories at September 30, 1995 and December 31, 1994, are stated at their estimated net realizable value.

Note 4.  Prepaid Royalties

         During the second quarter of 1994, the Company adopted a policy of amortizing prepaid royalties at the greater of the straight line rate over a five-year period or the amount of royalties incurred based upon sales. During the third quarter 1994, the Company, in its quarterly evaluation of whether the unamortized balance of prepaid royalties is realizable, determined that it was prudent to write off such prepaid royalties. The Company based this decision on the reduced market price during the third quarter of the Company's Common Stock, the uncertainty created by the decision of the United States Patent and Trademark Office in May 1994 to reexamine the claims of the Hoffmann patent and upon sales of ALFERON N Injection. During the third quarter of 1994, the amortization and writeoff of prepaid royalties totalling $2,100,000 were included as general and administrative expense in the statements of operations and reflected as depreciation and amortization in the statements of cash flows.

                       INTERFERON SCIENCES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

         In August and September 1995, the Company completed the sale of 12,000,000 shares of Common Stock (the "Offering") for an aggregate of $14,400,000. Such shares were sold pursuant to a best efforts public offering, through Sunrise Securities Corp. as underwriter, of a minimum of 6,500,000 and a maximum of 12,000,000 shares of Common Stock at a public offering price of $1.20 per share. Of the $12,494,000 of net proceeds from the Offering, the Company has used $1,870,000 to repay indebtedness to certain principal stockholders and anticipates that it will use approximately $7,000,000 for research, product development, and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

         As of November 3, 1995, the Company had an aggregate of $8,350,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

         Management believes that the cash currently available will be sufficient to enable the Company to continue operations until approximately December 1996, although no assurance can be given in this regard. To fund the Company's operations beyond such date and, if it decides to do so, to exercise the option to repurchase certain marketing rights from Purdue and to repurchase certain shares of Common Stock from Purdue, the Company will require additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, which may not be available when needed, or on terms acceptable to the Company. Insufficient funds will require the Company further to delay, scale back, or eliminate certain or all of its research and development programs or license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. In addition to considering the financial markets, management is actively pursuing raising required additional capital by licensing rights to its injectable, topical, or oral formulations of alpha interferon (as it did with Fujimoto Diagnostics, Inc. as described below), or entering into collaborative or other arrangements with corporate partners.

         Between May and August 1995, three principal stockholders of the Company loaned the Company an aggregate of $1,870,000. Such loans bore interest at prime plus 2% and were repaid with a portion of the proceeds of the Offering.

         In April 1995, Amarillo Cell Culture Company, Incorporated and its licensee agreed to purchase an aggregate of $750,000 of the Company's Common Stock at $2.00 per share, all of which cash was received during the second quarter of 1995.

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

         In connection with the amendments to agreements with Purdue, as described below, during January 1994, Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price. With respect to this order, approximately three-quarters of the purchase price of the vials was payable upon shipment by the Company to Purdue and the balance was payable upon sale by Purdue. A portion of the shipments to fill this order was made on a consignment basis, i.e. the purchase was subject to a right of return until notification by Purdue that such vials have been resold. In June and August 1994, the Company began to fill this order by making shipments of 10,000 and 10,735 vials, respectively, of ALFERON N Injection to Purdue on a consignment basis. In addition, shipments of 5,718, 9,040 and 3,562 vials of ALFERON N Injection were made to Purdue in September 1994, April 1995 and September 1995, respectively, on a non-consignment basis. The 5,945 vial balance of this order is expected to be shipped prior to the end of 1995.

         Purdue has informed the Company that from June 1994 through December 31, 1994, it had sold or distributed as free samples approximately 15,800 vials of the 20,735 vials purchased on a consignment basis, and that as of March 1995, Purdue had sold or distributed as free samples the balance of such consignment inventory. Purdue has also informed the Company that during the nine months ended September 30, 1995 and the year ended December
31, 1994, it sold approximately 17,800 vials and 25,000 vials, respectively, and distributed as free samples approximately 300 vials and 2,000 vials, respectively, of ALFERON N Injection from its inventory.

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

         In connection with the amendments to the agreements with Purdue, the Company agreed to purchase an aggregate of 994,994 shares of its Common Stock for $3,979,976 ($4.00 per share) from Purdue and two related entities over a period of 19 months. The Company purchased 62,500 of such shares of Common Stock for $250,000 in January 1994 and was obligated to purchase an additional 250,000 shares of Common Stock for $1,000,000 in 1994. In 1994, the Company and Purdue agreed to offset $700,000 owed to the Company by Purdue, for the purchase of ALFERON N Injection during 1994, against the Company's obligation to purchase $1,000,000 of the Company's Common Stock from Purdue in 1994. As of December 31, 1994, $300,000 of this obligation to Purdue had not been paid and was reflected as a current liability on the balance sheet. In addition, as of March 31, 1995, the Company had an additional $67,783 of offsets based upon additional sales of ALFERON N Injection by Purdue leaving $232,217 of this obligation outstanding as of such date. In April 1995, the Company was required to purchase 62,500 shares of Common Stock for $250,000 and on August 31, 1995 (or such earlier date on which the Offering shall have terminated prior to the sale of the minimum number of shares of Common Stock) was obligated to purchase 619,994 shares of Common Stock for $2,479,976. As of July 31, 1995, the Company had generated sufficient additional offsets based upon additional sales of ALFERON N Injection to and by Purdue to repay the $232,217 owed to Purdue as of March 31, 1995 and to pay $200,843 of the $250,000 owed to Purdue for the April 1995 stock repurchase. In July 1995, the Company entered into a further amendment to the agreements with Purdue, which became effective upon the sale on August 22, 1995 of the minimum number of shares of Common Stock in the Offering, pursuant to which the balance owed to Purdue for the April 1995 Stock Repurchase (which had been reduced by further offsets) was forgiven and the Company obtained an option, exercisable until December 31, 1996, to reacquire the remaining marketing and distribution rights from Purdue. The exercise price of the option is $5,029,133, subject to reduction as set forth below, plus 350,000 shares of Common Stock if exercised on or before December 31, 1995 or 750,000 shares of Common Stock if exercised after December 31, 1995. The option may not be exercised unless the Company simultaneously purchases any of the 619,994 shares of Common Stock described above then held by Purdue for $4.00 per share. The cash exercise price of the option will be reduced by the aggregate of (i) the amount paid by the Company to Purdue to repurchase any of such 619,994 shares then held by Purdue, (ii) if Purdue sells any or all of such 619,994 shares, which may only be done with the consent of the Company, the amount received by Purdue from such sale, and (iii) the amount by which the transfer price for vials sold by the Company to Purdue exceeds $25 per vial. If the option is not exercised, the Company will no longer have the obligation to repurchase the 619,994 shares. In addition, the parties agreed that the transfer price for each vial will be payable $25 in cash and the balance as an offset to the cash exercise price of the option. If the option is not exercised, such offsets will have no value.

Results of Operations

         For the nine months ended September 30, 1995, the Company's revenue of $843,601 included $810,433 from the sale of ALFERON N Injection and the balance was derived from sales of research products and other revenues. Revenue of $804,616 for the nine months ended September 30, 1994 included $622,665 from the sale of ALFERON N Injection and the balance was derived from sales of research products, contract research and other revenues. Notwithstanding the suspension of ALFERON N Injection production during a portion of the nine months ended September 30, 1995 and 1994, the Company recorded cost of goods sold and ongoing production facility costs of $2,032,754 and $1,958,000, respectively.

         Research and development expenses during the nine months ended September 30, 1995 of $2,708,024 decreased by $1,127,630 from $3,835,654 for the same period in 1994, principally because the Company reduced its level of research and product development on ALFERON N Injection. The Company received $136,494 and $112,500 during the nine months ended September 30, 1995 and 1994, respectively, as rental income from National Patent for the use of a portion of the Company's facilities, which offset research and development expenses.

         General and administrative expenses for the nine months ended September 30, 1995 were $1,401,904 as compared to $4,077,853 for the same period in 1994. The decrease of $2,675,949 was principally due to the amortization and subsequent write-off of prepaid royalties totalling $2,100,000 in the 1994 period and decreases in payroll and other expenses in the 1995 period. National Patent provides certain administrative services for which the Company paid National Patent $90,000 for each of the nine month periods ended September 30, 1995 and 1994. In addition, National Patent provides to the Company, at its estimated cost, certain personnel and services which the Company uses in its operations. For the nine months ended September 30, 1995 and 1994, such charges amounted to $838,593 and $959,471, respectively.

         Interest and other income for the nine months ended
September 30, 1995 was $69,190 as compared to $148,395 for the same period in 1994. The decrease of $79,205 was due to less funds available for investment in the current period.

         For the nine months ended September 30, 1994, the Company realized a net loss of $223,297 on the sales of marketable securities which resulted from declines in the fair value of the Company's investments in obligations of agencies of the United
States Government.

         Interest expense for the nine months ended September 30, 1995 and 1994 was $80,511 and $142,742, respectively. The decrease of $62,231 was due to reduced long-term debt.

         As a result of the foregoing, the Company incurred net losses of $5,310,402 and $9,284,535 for the nine months ended
September 30, 1995 and 1994, respectively.


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

                                  SEPTEMBER 30, 1995


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

                       INTERFERON SCIENCES, INC. AND SUBSIDIARY

                              PART II.  OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders

            At a Special Meeting of Stockholders held on August 14, 1995, the following matter was voted upon:

            Proposal to amend the Company's Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock which the Company shall have authority to issue from 30,000,000 to 55,000,000 shares was adopted with a vote of 11,620,635 for, 7,545 votes against, and 515 abstained, with respect to this proposal.


Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

                   None

            (b)    Reports on Form 8-K

                   There were no reports on Form 8-K filed for the period ended September 30, 1995.

                               INTERFERON SCIENCES, INC.

                                  SEPTEMBER 30, 1995




                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                         INTERFERON SCIENCES, INC.




DATE:   November 13, 1995             By:   /s/ Samuel H. Ronel, Ph.D.
                                            Samuel H. Ronel, Ph.D.
                                            President




DATE:   November 13, 1995             By:   /s/ Donald W. Anderson
                                            Donald W. Anderson
                                            Controller