Form 10-K
period 1995-12-31
INTERFERON SCIENCES INC
filed 1996-03-22
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended                 December 31, 1995

/ /      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from           to

                       Commission File Number 0-10379

                          INTERFERON SCIENCES, INC.
           (Exact name of registrant as specified in its charter)

         Delaware                                22-2313648
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

783 Jersey Avenue, New Brunswick, New Jersey            08901
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,
  including area code:                            (908) 249-3250

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, Par Value $0.01 Per Share
                            (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X            No  ___
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 1, 1996, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $60,641,033 based on the last reported sale price of such stock on the NASDAQ Small Cap Market on March 1, 1996.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                Outstanding at March 1, 1996
Common Stock, par value $.01 per share         34,448,768 shares

                  DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into
Part III hereof.

                            TABLE OF CONTENTS

                                                                       Page

Item 1.          Business                                                1

Item 2.          Properties                                             25

Item 3.          Legal Proceedings                                      26

Item 4.          Submission of Matters to a Vote of
                 Security Holders                                       26

Item 5.          Market for the Registrant's Common Stock
                 and Related Stockholder Matters                        27

Item 6.          Selected Financial Data                                28

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          29

Item 8.          Financial Statements and Supplementary Data            36

Item 9.          Changes In and Disagreements with Accountants
                 on Accounting and Financial Disclosure                 60

Item 10.         Directors and Executive Officers of the
                 Registrant                                             61

Item 11.         Executive Compensation                                 61

Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management                                         61

Item 13.         Certain Relationships and Related
                 Transactions                                           61

Item 14.         Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                                62

                                 PART I

Item 1. Business

         (a)      General Development of Business

  Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company currently engaged in the manufacture and sale of ALFERON(R) N Injection, the only product approved by the United States Food and Drug Administration ("FDA") that is based upon a natural source, multi-species alpha interferon ("Natural Alpha Interferon"). ALFERON N Injection is approved for the treatment by injection of certain types of genital warts and is being developed by the Company for the potential treatment of hepatitis C, hepatitis B, HIV, multiple sclerosis, cancers, and other indications. The Company also is developing ALFERON N Gel and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha Interferon.

         (b)      Financial Information about Business Segments.

         This Item is not applicable because the Company has only a single line of business.

         (c)      Narrative Description of Business

Clinical Trials Summary

  The table appearing below summarizes the more detailed information contained elsewhere in this report concerning clinical trials of ALFERON N Injection, ALFERON N Gel, and ALFERON LDO being conducted or proposed to be conducted and is qualified in its entirety by reference to that information.

                     Potential                         Status of Clinical
Product              Application/Indications           Trials<F1>                            Sponsor
ALFERON N            HIV-infected patients             Initial Phase 1 completed            <F2>
Injection                                              Phase 3 in final stages              Company <F3>
                                                       of planning

                     Comparison of side                Phase 1 completed                    Purdue
                     effects in healthy
                     subjects with recombinant
                     alpha interferon

                     Hepatitis C                       Three multi-center                   Company <F4>
                                                       Phase 2 -- two completed,
                                                       one in progress


                     Hepatitis C                       Phase 2 in Mexico                    <F5>
                                                       expected to commence in
                                                       the near future

                     Hepatitis C                       Phase 3 being planned                Company <F3>

                     Kaposi's sarcoma                  Phase 2 in progress                  Company
                     (in AIDS patients)

                     Small cell lung cancer            Phase 2 open for enrollment          Investigator <F6>

                     Multiple sclerosis                Phase 2 proposed                     Company <F7>

                     Hepatitis B                       Phase 2 proposed                     <F7>

ALFERON N Gel        Cervical dysplasia                Phase 2 completed                    Company

                     Cervical dysplasia                Phase 2 open for enrollment          Investigator <F6>
                     (in HIV-infected patients)

                     Mucocutaneous herpes in           Phase 2 proposed                     <F7>
                     immuno-compromised
                     patients

                     Recurrent genital herpes          Phase 2 proposed                     <F7>

ALFERON LDO          HIV-infected patients             Initial Phase 2 completed            Company

                     HIV-infected patients             Phase 2 in final stages              NIAID<F5><F6>
                                                       of planning
__________

<F1>     Generally, clinical trials for pharmaceutical products are conducted in three phases. In Phase 1, studies are conducted to determine safety and tolerance. In Phase 2, studies are conducted to gain preliminary evidence as to the efficacy of the product as well as additional safety data. In Phase 3, studies are conducted to provide sufficient data to establish safety and statistical proof of efficacy in a specific dose. Phase 3 is the final stage of such clinical studies prior to the submission of an application for approval of a new drug or licensure of a biological product or for new uses of a previously-approved product. See "Business -- Governmental Regulation."

<F2>     Sponsored by Walter Reed Army Institute of Research ("Walter Reed"). Funded by Purdue Pharma
         L.P. ("Purdue Pharma" and collectively with its affiliates, "Purdue") and the Company.

<F3>     This trial may be funded in whole or in part from the Company's working capital. If not funded in whole from the Company's working capital, the timing of this trial will be dependent upon the
         Company's ability to obtain additional funding or a sponsor.

<F4>     Previously funded by Purdue; currently funded by the Company.

<F5>     Sponsored by Industria Farmaceutica Andromaco, S.A. De C.V. ("Andromaco").  Notice of Claimed
         Investigational Exemption for a New Drug ("IND") has been filed.

<F6>     The Company provides clinical supplies.

<F7>     This trial will not be funded from the Company's working capital. The timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

Scientific Background

  Interferons are a group of proteins produced and secreted by cells to combat diseases. Researchers have identified four major classes of human interferon: alpha, beta, gamma, and omega. The Company's three ALFERON products contain a form of alpha interferon. The worldwide market for injectable alpha interferon-based products has experienced rapid growth and various alpha interferon injectable products are approved for 17 different medical uses in more than 60 countries.

  Alpha interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. In the United States, only two types of alpha interferon are approved for commercial sale: recombinant (genetically engineered) alpha interferon and Natural Alpha Interferon, which is manufactured from human white blood cells. Outside of the United States, sales of alpha interferon produced by cell culture account for a significant portion of the market.

  The Company believes that the potential advantages of Natural Alpha Interferon over recombinant interferon may be based upon their respective molecular compositions. An analysis of Natural Alpha Interferon shows that it is composed of a family of proteins containing many different molecular species of interferon. In contrast, recombinant alpha interferons each contain only a single species. Researchers have reported that the various species of interferon may have differing anti-viral activity depending upon the strain of virus. Natural Alpha Interferon presents a broad complement of species which the Company believes may account for its higher efficacy in laboratory studies with the HIV virus compared with that of single species recombinant alpha interferon. Natural Alpha Interferon is also glycosylated, or partially covered with sugar molecules, which does not occur with recombinant alpha interferon. The Company believes that the absence of glycosylation may be responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon.

  The production of Natural Alpha Interferon is dependent upon a supply of human white blood cells and other essential materials. The Company currently obtains white blood cells from FDA-licensed blood donor centers. The Company currently has no long-term commitments for a supply of such white blood cells.

ALFERON N Injection

  Approved Indication. On October 10, 1989, the FDA approved ALFERON N Injection for the intralesional treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Substantially all of the Company's revenues, to date, have been generated from the sale of ALFERON N Injection for such treatment. Genital warts, a sexually transmitted disease, are caused by certain types of human papilloma viruses. A published report estimates that approximately eight million new and recurrent cases of genital warts occur annually in the United States alone. Genital warts are usually treated using caustic chemicals or through physical removal methods. These procedures can be quite painful and effective treatment is often difficult to achieve.

  In the second quarter of 1996, the Company plans to actively pursue FDA approval to label and promote ALFERON N Injection for use in combination with traditional primary treatment (with surgical or chemical methods) as a way to reduce the recurrence of genital and anal warts.

  Clinical Trials for New Indications. In an effort to obtain approval to market Natural Alpha Interferon for additional indications in the United States and around the world, the Company is focusing its research program on conducting and planning various clinical trials for new indications.

  Hepatitis C. Chronic viral hepatitis is a liver infection caused by various hepatitis viruses. The United States Centers for Disease Control estimates that approximately two to three million people in the United States are presently infected with the hepatitis C virus ("HCV") and an estimated 170,000 persons become newly infected each year, a majority of whom become chronic carriers and will suffer gradual deterioration of their liver and possibly cancer of the liver. Several brands of recombinant and cell-cultured interferon have been approved by various regulatory agencies worldwide for the treatment of hepatitis C, including a recombinant product in the United States. See "Business -- ALFERON N Injection -- Competition." However, reports have indicated that many patients either do not respond to treatment with the recombinant product or relapse after treatment. The Company has recently completed two multi-center, randomized, open-label, dose-ranging Phase 2 clinical trials utilizing ALFERON N Injection with patients chronically infected with HCV and is presently conducting one additional such trial. The objective of the Company's HCV clinical studies is to compare the safety and efficacy of different doses of Natural Alpha Interferon injected subcutaneously in naive (previously untreated), refractory (unsuccessfully treated with recombinant interferon), and relapsing (initially responded to recombinant interferon but later relapsed) patients.

  Enrollment of naive patients has been completed at six centers, and all patients have now finished the 24-week treatment and 24-week follow-up periods. Patients were treated with one of four dose levels of ALFERON N Injection administered subcutaneously three times per week. 77 patients were enrolled in the study with 66 patients completing the 24 weeks of treatment. Of the 66, 63 completed follow-up. In general, treatment was well tolerated, even at the highest dose.

  Results based on ALT values (ALT is a liver enzyme whose change is used to determine the effectiveness of the therapy) indicated a significant dose-dependent response at the end of treatment. Complete response rates (normalization of ALT) ranged from 11% (2 of 18) for the lowest dose group to 67% (12 of 18) for the highest. At the end of the follow-up period, complete response rates ranged from 8% (1 of 13) for the second to lowest dose group to 44% (8 of 18) for the highest. 33% (6 of 18) of the patients receiving the highest dose exhibited a sustained complete response (normal ALT at the end of treatment and throughout the follow-up period).

  In addition to the ALT testing, the quantity of HCV in the bloodstream of patients was measured by polymerase chain reaction
(PCR) testing. Such testing also indicated a significant dose-dependent response as measured by the proportion of patients having no detectable HCV in the bloodstream at the end of treatment. The percent of patients with no detectable HCV in the bloodstream ranged from 0% (0 of 17) for the lowest dose group to 59% (10 of 17) for the highest. At the end of the follow-up period, the percent of patients with no detectable HCV in the bloodstream ranged from 0% (0 of 15) for the lowest dose group to 24% (4 of 17) for the highest. 18% (3 of 17) of the patients receiving the highest dose had no detectable HCV in the bloodstream at the end of treatment and throughout the follow-up period. There was a high correlation among patients between ALT response and detectable HCV in the bloodstream at the end of treatment and at the end of the follow-up period.

  Based on an abstract of the results submitted to the American
Association for the Study of Liver Diseases ("AASLD"), this study was selected for an oral presentation at the AASLD meeting that took place in November 1995.

  Enrollment of refractory patients has been completed at seven centers, and all patients have finished the 24-week treatment period and the 24-week follow-up period. Patients were treated with one of three dose levels of ALFERON N Injection administered subcutaneously three times per week. 69 patients were enrolled in the study with 63 patients completing the 24 weeks of treatment. Of the 63, 58 completed follow-up. Again, in general, treatment was well tolerated, even at the highest dose.

  Preliminary results based on ALT values indicated a significant response at the end of treatment, as measured by normalization or near normalization (ALT less than 150% of the upper limit of normal) of ALT, in the highest dose group. At the end of treatment, the complete or near complete response rates were 14% for the lowest (3 of 22) and middle (3 of 21) dose groups and 25% (5 of 20) for the highest. 12% of the patients who have completed follow-up (7 of 58) had complete or near complete response rates at the end of follow-up, including 20% of the patients (4 of 20) in the lowest dose group, 5% (1 of 19) in the middle dose group, and 11% (2 of 19) in the highest dose group. Two patients with antibodies at the commencement of the study to the recombinant interferon product approved in the United States for treatment of hepatitis C had complete responses: one at the end of treatment (the patient relapsed during the follow-up period) and the other at the end of the follow-up period.

  In addition to the ALT testing, the quantity of HCV in the bloodstream of patients was measured by PCR testing. Such testing also indicated a significant response at the end of treatment, as measured by the proportion of patients having at least a 90% reduction in detectable HCV in the bloodstream, in the highest dose group. At the end of treatment, the percent of patients with at least a 90% reduction in detectable HCV in the bloodstream ranged from 6% (1 of 18) for the middle dose group to 37% (7 of 19) for the highest. 3% of the patients who have completed follow-up and for whom data are available (1 of 36, such patient being in the lowest dose group) showed at least a 90% reduction in detectable HCV in the bloodstream at the end of follow-up.

  At the end of treatment, the percent of patients with either normalization or near normalization of ALT, or at least a 90% reduction in detectable HCV in the bloodstream, was 23% (5 of 22) for the lowest dose group, 14% (3 of 21) for the middle, and 45% (9 of 20) for the highest.

  Based on an abstract of the available results submitted to the AASLD, this study was selected for a poster presentation at the AASLD meeting that took place in November 1995.

  Enrollment is actively continuing in five centers for relapsing patients. The original study protocol only permitted patients who had been previously treated with a single six-month course of recombinant interferon therapy. However, since so many patients have a disease relapse after a single course of recombinant interferon therapy, many of them had been treated with two or more courses of this therapy, and therefore did not qualify for this study. The inability to enroll qualified patients has delayed the trial and led the Company to amend its protocol to allow for enrollment of patients who have received up to three six-month courses of recombinant interferon therapy. This protocol change should help to accelerate enrollment.

  The Company believes that the results of the trial with naive patients are promising. In addition, treatment of naive patients with ALFERON N Injection did not produce any interferon-neutralizing antibodies. The Company also believes that the preliminary results of the trial with refractory patients are promising. Therefore, the Company intends to commence a Phase 3 multi-center, controlled clinical trial in the second quarter of 1996. However, there can be no assurance that the use of ALFERON N Injection for the treatment of patients with hepatitis C will be cost-effective, safe, and effective or that the Company will be able to obtain FDA approval for such use. Furthermore, even if such approval is obtained, there can be no assurance that such product will be commercially successful or will produce significant revenues or profits for the Company.

  In addition to the Company's HCV clinical studies, Andromaco has agreed to sponsor, under a United States Notice of Claimed Investigational Exemption for a New Drug, a clinical trial in Mexico of the use of ALFERON N Injection in patients infected with HCV. See "ALFERON N Injection -- Marketing and Distribution -- Other Marketing and Distribution Arrangements."

  HIV-infected patients. The Human Immunodeficiency Virus ("HIV") infection is at epidemic levels in the world. The World Health Organization projects that this virus will affect 30 to 40 million people by the year 2000. HIV infection usually signals the start of a progressive disease that compromises the immune systems, ultimately resulting in Acquired Immune Deficiency Syndrome or AIDS. HIV-infected patients can be asymptomatic for many years before being afflicted by opportunistic infections or cancer. The Company believes that slowing the progression of the HIV infection in healthier patients may help fight against the development of opportunistic infections and cancer.

  An article published in AIDS Research and Human Retroviruses in 1993 by investigators at Walter Reed in collaboration with the Company's scientists indicated that the various interferon species display vast differences in their ability to affect virus replication. Walter Reed researchers found that the Company's Natural Alpha Interferon was 10 to 100 times more effective than equal concentrations of recombinant interferons in blocking the replication of HIV-1, the AIDS virus, in infected human cells in vitro.

  Moreover, the Company's scientists were able to separate members of the interferon family in single protein fractions or clusters of proteins using advanced fractionation techniques. The individual fractions were tested for their ability to block HIV replication in the laboratory by researchers at Walter Reed. They found that the unusual anti-HIV activity was attributable to very specific fractions in the Company's product. The most active fractions are not present in marketed recombinant interferon.

  This information provided additional support for a long-held belief of the Company that its Natural Alpha Interferon has unique anti-viral properties distinguishing it from recombinant interferon products. In addition, published reports of trials using recombinant alpha interferon in asymptomatic HIV-infected patients indicated that while high doses blocked virus production in many cases, such doses resulted in high levels of adverse reactions, thereby limiting the usefulness of the recombinant product. These facts led the Walter Reed researchers to conduct a Phase 1 clinical trial with the Company's product in asymptomatic HIV-infected patients.

  In March 1992, Walter Reed launched a Phase 1 clinical trial with asymptomatic HIV-infected patients to investigate the safety and tolerance, at several dose regimens, of Natural Alpha Interferon, self-injected subcutaneously for periods of up to 24 weeks. The investigators concluded that the treatment was "surprisingly" well tolerated by patients, at all dose regimens. Preliminary findings were reported by Walter Reed at the IXth International Conference on AIDS in Berlin in 1993. The investigators also reported that CD4 white blood cell counts either stabilized or improved in most patients while on therapy and that the expected interferon side effects, such as flu-like symptoms, were rare or absent in the majority of patients treated with the Company's product.

  Although this Phase 1 clinical trial was designed primarily to provide safety information on various doses of Natural Alpha Interferon used for extended periods of time, there were encouraging indications that certain disease parameters had stabilized or even improved in certain patients by the end of the experimental treatment.

  In a recent follow-up analysis of patients' blood testing data, it was found that after an average of 16 months after treatment, CD4 lymphocyte levels (the white blood cells which normally decline in HIV infected patients) remained essentially unchanged or were higher than at the onset of the trial in 11 of 20 patients. In addition, the amount of HIV detectable in the patients' blood, as measured by PCR testing, declined in a dose dependent manner (the greatest declines were observed in the highest dose group). Also, none of the patients were found to have developed neutralizing antibodies to Natural Alpha Interferon, even after being treated three times weekly for many months. These results were reported at the Third International Congress on Biological Response Modifiers held in Cancun, Mexico in January 1995 and were selected for a poster presentation at the 35th Interscience Conference on Antimicrobial Agents and Chemotherapy held in San Francisco in September 1995. An extensive report has been accepted for publication in the Journal of Infectious Diseases.

  It is important to note that, because of the small number of study participants and the absence of a control group, no firm conclusions can be drawn from these observations. However, the information obtained from this trial has been helpful in designing a multi-center Phase 3 clinical trial of Natural Alpha Interferon in HIV-infected patients.

  Kaposi's sarcoma (in AIDS patients). Kaposi's sarcoma is a cancerous growth characterized by vascular skin tumors and affects approximately 10% of AIDS patients in the United States. It is often the first notable manifestation of AIDS, and as the tumors become more widely disseminated on the skin, it is associated with visceral lesions and lymph node involvement. Traditional treatment involves single agent or combination chemotherapy, but the typical side effects of chemotherapy can be severe. In the United States, recombinant alpha interferon has been approved for the treatment of Kaposi's sarcoma in AIDS patients. However, response has been limited and often followed by relapse. To determine its utility at substantially lower doses than currently approved recombinant therapies, the Company presently is conducting a Phase 2 clinical trial in Mexico utilizing ALFERON N Injection for the treatment of Kaposi's sarcoma in patients with AIDS.

  Small Cell Lung Cancer. Small Cell Lung Cancer ("SCLC") represents approximately 25% of all newly-diagnosed cases of lung cancer and affected approximately 42,000 people in 1992. Although patients with SCLC initially respond to high-dose combination chemotherapy regimens, the rate of relapse is high and such patients have a median survival rate of only 7 to 16 months, depending upon the extent of disease.

  The Company has agreed to supply Natural Alpha Interferon for a multi-center, physician-initiated, Phase 2 study which is being conducted at Allegheny General Hospital and at the University of Pittsburgh. Patients who are in remission following successful treatment with standard chemotherapy will be entered into this study. They will first receive high dose combination chemotherapy, followed by peripheral blood stem cell augmentation. One month after hematologic recovery, patients will then be given Natural Alpha Interferon injections until evidence of disease progression or intolerable toxicity occurs. The expected duration of treatment is up to 12 months. The goal of this study is to investigate Natural Alpha Interferon's potential to extend the disease-free period and overall survival of these patients.

  Multiple Sclerosis. Multiple sclerosis ("MS") is a chronic, sometimes progressive, immune-mediated disease of the central nervous system that is believed to occur in genetically predisposed individuals following exposure to an environmental factor, such as virus infection. The disease affects an estimated 250,000 to 350,000 people in the United States, primarily young adults. Symptoms of MS, including vision problems, muscle weakness, slurred speech, and poor coordination, are believed to occur when the patient's own cells attack and ultimately destroy the insulating myelin sheath surrounding the brain and spinal cord nerve fibers, resulting in improper transmission of signals throughout the nervous system.

  In the United States, a recombinant form of beta interferon has been approved for the treatment of relapsing-remitting MS. However, reports in the scientific literature and elsewhere have indicated that the significant adverse reactions associated with the treatment may limit its usefulness. In December 1995, an FDA advisory panel recommended approval of another recombinant form of beta interferon for the treatment of MS. Such alternate form appeared to be effective in halting the progression of the disease in certain patients (something the approved form has not been shown to do) and to cause less severe adverse reactions than the approved form. The Company is planning to conduct a clinical trial in order to investigate the potential use of Natural Alpha Interferon for MS, but will not start such trials unless additional funding or a sponsor is secured.

  Chronic Viral Hepatitis B. Hepatitis B is currently the most common form of hepatitis. Approximately three and a half to four million people in the United States are infected with the hepatitis B virus ("HBV"), with some 300,000 new infections occurring annually and over 200 million infected people worldwide. HBV is transmitted through contact with infected blood, sexual intercourse, and needle-sharing among intravenous drug users. Infants born to infected mothers may become infected as they pass through the birth canal. According to the Centers for Disease Control, approximately 25% of hepatitis B patients develop irreversible chronic liver conditions, and about 10% of all patients become lifetime carriers and can transmit the virus to others. The Company is currently planning clinical trials using ALFERON N Injection in persons infected with hepatitis B; however, the Company does not anticipate starting the clinical trials unless additional funding or a sponsor is secured.

     Marketing and Distribution.

  Agreements with Purdue. In 1988, the Company entered into exclusive marketing and distribution agreements with Mundipharma Pharmaceutical Company ("Mundipharma"), a related entity of Purdue Pharma, with respect to ALFERON N Injection, which agreements have been amended from time to time (as amended, the "Purdue Marketing Agreements"). In 1991, Mundipharma assigned the right to market and distribute ALFERON N Injection in the United States to Purdue Pharma and retained the right to market and distribute ALFERON N Injection in Canada, Western Europe, Israel, India, Japan, and Australia. In 1993, the Company reacquired the right to market and distribute ALFERON N Injection in Japan.

  In 1994, an amendment to these agreements was entered into (the "1994 Purdue Amendment") pursuant to which the Company reacquired the right to market ALFERON N Injection in Western Europe and other countries and took over from Purdue the conduct and funding of clinical trials. Specifically, the 1994 Purdue Amendment provided, among other things, that (i) the Company reacquired the right to market ALFERON N Injection in Western Europe, Israel, India, and Australia (the "Returned Territories"), subject to the payment to Mundipharma of a royalty equal to 3% of net sales (as defined) in the Returned Territories until Mundipharma has received royalty payments equal to $3 million ($5 million under certain circumstances) and 1% of net sales thereafter; (ii) the Company assumed responsibility for the conduct and funding of clinical trials to develop new indications for ALFERON N Injection; Purdue was granted the right to obtain marketing and distribution rights for each additional indication of ALFERON N Injection at such time as the Company files a product license application or receives FDA approval for any such additional indication, by reimbursing the Company for some or all of its clinical costs plus an additional lump-sum payment; and the Company was given the right to reacquire the rights to market and distribute ALFERON N Injection in the United States and Canada after each of the first three additional indications if Purdue does not exercise its right to obtain marketing and distribution rights for such indication, at a price based on a percentage of total sales or gross profit during a specified period of all products subject to the agreement; (iii) the Company agreed to purchase for $4.00 per share 994,994 shares of Common Stock held by Purdue and certain related parties over a period of 18 months;
(iv) Purdue Pharma and Mundipharma retained the right to market and distribute ALFERON N Injection in the United States and Canada, respectively, subject to the Company's option (the "First Option") to reacquire such rights at a price of $12 million until July 25, 1995 ($10 million if the First Option had been exercised before January 1995); provided that the First Option could not have been exercised unless the Company simultaneously paid the unpaid balance of the purchase price for the 994,994 shares referred to above, which payment would have reduced the First Option exercise price; and (v) Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price. Unless certain minimum purchase levels are reached during certain annual periods, or minimum payments are made to the Company in lieu of such minimum purchases, the Company can terminate Purdue Pharma and Mundipharma's exclusive marketing and distribution rights. All marketing and distribution costs are borne by Purdue Pharma and Mundipharma in their respective territories.

  In March 1995, the Company entered into an amendment to the 1994 Purdue Amendment (the "March 1995 Purdue Amendment") pursuant to which the Company obtained an option, exercisable until June 30, 1995 (the "Second Option"), to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the Second Option was 2.5 million shares of Common Stock; provided that the Option could not have been exercised unless the Company simultaneously paid the unpaid balance of the purchase price for the 994,994 shares referred to above. If, 18 months from the date of exercise of the Second Option by the Company (the "Valuation Date"), the 2.5 million shares of Common Stock did not have a value of at least $9,037,807 (which value was calculated using the average of the closing bid and asked prices of the Common Stock as quoted by the NASDAQ National Market System for the ten trading days ending on the day prior to the Valuation Date), the Company was required to issue a note for the shortfall. Such note was required to bear interest at the prime rate and became due and payable 24 months from the Valuation Date. The Company agreed that it would utilize its best efforts to ensure that the 2.5 million shares of Common Stock would be registered and freely tradeable 18 months from the date of exercise of the Second Option. If the Second Option were exercised, the First Option, the royalty obligations, and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment would have terminated.

  In July 1995, the Company entered into an amendment, which became effective upon the sale on August 22, 1995 of more than the minimum number of shares of Common Stock pursuant to a best efforts public offering (the "August/September Offering"), to the 1994 Purdue Amendment and the March 1995 Purdue Amendment (the "July 1995 Purdue Amendment"), pursuant to which the balance owed to Purdue for the 62,500 shares of Common Stock required to be repurchased in April 1995 was forgiven and the Company obtained an option, exercisable until December 31, 1996 (the "Third Option"), to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the Third Option is $5,029,133, subject to reduction as set forth below, plus 750,000 shares of Common Stock (350,000 shares of Common Stock if the Third Option had been exercised on or before December 31, 1995). The Company has agreed that it will utilize its best efforts to ensure that such shares will be registered and freely tradeable upon issuance. The Third Option may not be exercised unless the Company simultaneously pays the unpaid balance of the purchase price for any of the 994,994 shares referred to above then held by Purdue. As of March 15, 1996, Purdue held 619,994 of such shares and such unpaid balance was $2,479,976. The cash exercise price of the Third Option will be reduced by the aggregate of (i) the amount paid by the Company to Purdue to repurchase any of such 619,994 shares then held by Purdue, (ii) if Purdue sells any or all of such 619,994 shares, which may only be done until December 31, 1996 with the consent of the Company, the amount received by Purdue from such sale, and
(iii) the amount by which the transfer price for vials sold by the Company to Purdue Pharma or Mundipharma exceeds $25 per vial. If the Third Option is exercised, the royalty obligations and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment will terminate. If the Third Option is not exercised, the Company will no longer have the obligation to repurchase the 619,994 shares. In July 1995, the Company and Purdue also agreed to extend the date on which the Company was obligated to repurchase the final 619,994 shares of Common Stock if the July 1995 Purdue Amendment did not become effective from July 25, 1995 to August 31, 1995 (or such earlier date on which the August/September Offering shall have terminated prior to the sale of the minimum number of shares of Common Stock).

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

  Under the terms of the Purdue Marketing Agreements, the Company receives a transfer price for the sale of vials of ALFERON N Injection to Purdue Pharma or Mundipharma. Such transfer price is calculated based on either a manufacturing cost formula or a fixed price formula (subject to consumer price index adjustments); provided, however, that if the Company chooses the fixed price formula, the Company may be entitled to additional payments if the net sales price received by Purdue Pharma or Mundipharma for ALFERON N Injection exceeds certain levels. Pursuant to the July 1995 Purdue Amendment, the transfer price for each vial will be payable $25 in cash and the balance as an offset to the cash exercise price of the Third Option. If the Third Option is not exercised, such offsets will have no value. The Company may choose the applicable formula every six months. Purdue Pharma and Mundipharma presently have no recourse against the Company in the event that they are unable to resell ALFERON N Injection to third parties.

  In January 1994, pursuant to the 1994 Purdue Amendment, Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition, the Company agreed, under certain circumstances, to replace up to 15,000 vials of ALFERON N Injection from Purdue's existing inventory at an agreed upon discounted price. The Company also granted Purdue an option, exercisable (in whole only) until July 25, 1995, to purchase an additional 100,000 vials of ALFERON N Injection at an agreed upon discounted price. The option was not exercised.

  Purdue Pharma utilizes its affiliate's, The Purdue Frederick Company's, sales force in the United States. The Purdue Frederick Company's principal products include BETADINE(R) antiseptics, UNIPHYL(R) controlled release theophylline, TRILISATE(R) analgesic/anti-inflammatory products, and M.S. CONTIN(R) tablets for the prolonged relief of pain in cancer patients.

  Other Marketing and Distribution Arrangements. In the first quarter of 1995, the Company concluded an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto") for the commercialization of ALFERON N Injection and ALFERON N Gel in Japan (the "Fujimoto Agreement"). Fujimoto is affiliated with Fujimoto Pharmaceutical Company, a 60-year old company with facilities in central Japan. The Fujimoto Agreement grants Fujimoto exclusive rights to develop, distribute, and sell ALFERON N Injection and ALFERON N Gel in Japan. Pursuant to the terms of the Fujimoto Agreement, Fujimoto agreed to fund and conduct all preclinical and clinical studies required for Japanese regulatory approval. The Company will supply Fujimoto with ALFERON N Injection and will also manufacture and supply Fujimoto with ALFERON N Gel. Fujimoto will also purchase certain quantities of ALFERON N Injection and ALFERON N Gel at agreed-upon prices during the preclinical and clinical phases. For the injectable product, ALFERON N Injection, Fujimoto has advised the Company that it will initially focus on the use of the product for the treatment of patients infected with HCV. The first indication to be developed for ALFERON N Gel has not yet been determined. In connection with the Fujimoto Agreement, Fujimoto purchased $1,500,000 of Common Stock for $1.45 per share (the then current market price), and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then current market price. Such additional $500,000 of Common Stock has to date not been purchased. To date, Fujimoto has incurred higher than anticipated development expenses, and Fujimoto has determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto has, therefore, requested that the Company renegotiate the Fujimoto Agreement and the agreement to purchase an additional $500,000 of Common Stock on February 6, 1996. The Company intends to meet with Fujimoto to consider its request.

  In February 1994, the Company entered into an exclusive distribution agreement for ALFERON N Injection in Mexico with Andromaco, a privately-held pharmaceutical company headquartered in Mexico City which specializes in oncology and immunology products. Under the agreement, Andromaco applied for and recently obtained approval from the Mexican regulatory authorities to sell ALFERON N Injection for the treatment of genital warts, which will be marketed under the trade name ALTEMOL(R). Andromaco has also agreed to sponsor, under a United States IND, a clinical trial in Mexico of the use of ALFERON N Injection in patients infected with the HCV. The agreement establishes performance milestones for the maintenance of distribution rights by Andromaco in Mexico. In addition, the Company has a buy-out option to reacquire the marketing and distribution rights in Mexico under certain terms and conditions.

  The Company is also exploring other development and marketing arrangements that would involve the potential use of Natural
Alpha Interferon for the treatment of hepatitis B and C, multiple sclerosis, HIV-infected patients, and cancer.

  Although the Company has exclusive marketing and distribution agreements with Purdue Pharma, Mundipharma, Fujimoto, and Andromaco, and has the right to sell ALFERON N Injection in the Returned Territories, no sales of ALFERON N Injection can be made in Canada, Japan, or the Returned Territories until such product is approved for sale in these countries. Submissions for regulatory approval to sell ALFERON N Injection for treatment of genital warts have been filed in a number of countries other than the United States and regulatory approval has been obtained in Mexico. There can be no assurance, however, that any additional approvals will be granted. In May 1990, the Company's licensee applied for a product license in the United Kingdom for the use of ALFERON N Injection for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The Company's licensee was advised that additional information and possibly clinical work would be necessary to resolve certain quality and safety issues before a product license would be recommended. The Company is considering whether to continue to pursue this matter. See "Business -- Governmental Regulation."

  Manufacturing. The purified drug concentrate utilized in the formulation of ALFERON N Injection is manufactured in the Company's facility located in New Brunswick, New Jersey, and ALFERON N Injection is formulated and packaged at a production facility located in McPherson, Kansas and operated by Sanofi Winthrop, Inc. ("Sanofi") pursuant to a processing and supply agreement entered into in September 1994. Under the terms of the agreement with Sanofi, the Company pays Sanofi an agreed price to formulate and package ALFERON N Injection in accordance with specifications provided by the Company. These facilities received FDA approval in October 1989. Subsequently, the Company developed process improvements and completed an expansion of its manufacturing facility, both of which were approved by the FDA in June 1991. The process improvements and expanded facility enabled the Company to reduce the manufacturing costs of ALFERON N Injection and gave the Company increased production capacity for ALFERON N Injection.

  Competition. Presently, INTRON(R) A, manufactured by Schering Plough Corp. ("Schering"), is the one other injectable interferon product approved by the FDA for the treatment of genital warts. INTRON(R) A is made from recombinant alpha interferon. ALFERON N Injection also competes with surgical, chemical, and other methods of treating genital warts. The Company cannot assess the impact products developed by the Company's competitors or advances in other methods of the treatment of genital warts will have on the commercial viability of its product.

  If and when the Company obtains approvals for additional indications of ALFERON N Injection and its proposed products, it expects to compete primarily on the basis of product performance and price with a number of pharmaceutical companies (such as Hoffmann-La Roche, Inc. ("Hoffmann") and F. Hoffmann-La Roche Ltd. ("Roche"), Schering, Amgen Inc., and Glaxo Wellcome Inc.), both in the United States and abroad. In addition, the Company's potential competitors have developed or may develop products (containing either alpha interferon or other therapeutic compounds) or other treatment modalities which may compete with the Company's products. For example, Schering's recombinant interferon product is already approved for the treatment of hepatitis C and hepatitis B in the United States and other markets, as well as for many other medical uses, and there is no assurance that, if the Company is able to obtain regulatory approval of ALFERON N Injection for the treatment of those diseases, it will be able to achieve any significant penetration into those markets. In addition, since production of the competitive products is not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than ALFERON N Injection. Currently, the Company's wholesale price on a per unit basis of ALFERON N Injection is substantially higher than that of the competitive recombinant alpha interferon products. Many of the Company's potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources and product development, manufacturing, and marketing capabilities than the Company or its marketing partners.

  Patents and Licenses. On March 5, 1985, the United States Patent and Trademark Office issued a patent to Hoffmann claiming purified human alpha (leukocyte) interferon (regardless of how it is produced). In 1988, the Company obtained a non-exclusive license from Hoffmann which allowed the Company to make, use, and sell in the United States, without a potential patent infringement claim from Hoffmann, (i) ALFERON N Injection for the treatment of genital warts and (ii) injectable formulations of interferon alfa-n3 (which is the same active ingredient contained in ALFERON N Injection), for the treatment of patients with diseases which are refractory to recombinant interferon therapy. On May 6, 1994, the United States Patent and Trademark Office issued an Office Action in Reexamination on the Hoffmann patent and rejected all of the 14 claims in the Hoffmann patent. Claims in a patent under reexamination are valid and enforceable until such time as a final disposition on the claims is reached. On July 11, 1994, Hoffmann filed a response objecting to the Patent Office's rejection of such claims. On July 20, 1995, the Patent Office issued another Office Action in Reexamination on the Hoffmann patent and rejected three of the claims in the Hoffmann patent and concluded that the remaining 11 claims are patentable. In November 1995, Hoffmann filed another response objecting to the Patent Office's rejection of such three claims. The outcome of such reexamination of the Hoffmann patent cannot be determined at this time. Roche, the parent of Hoffmann, also has been issued patents covering human alpha interferon in many countries throughout the world. As of March 31, 1995, the Company obtained a non-exclusive license from Hoffmann and Roche (the "Hoffmann Agreement") which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann or Roche, any formulation of Natural Alpha Interferon. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann or Roche has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann and Roche, which consent cannot be unreasonably withheld. The Hoffmann Agreement will enable the Company, if it is successful in obtaining necessary regulatory approvals, to expand the formulations of Natural Alpha Interferon it makes, uses, and sells in the United States and the rest of the world and to market its products for the treatment of additional indications. "Business -- ALFERON N Injection -- Royalty Obligations."

  Royalty Obligations. The Company is a party to certain license agreements pursuant to which it is obligated to pay royalties based upon the commercial exploitation of Natural Alpha Interferon products. Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann and Roche an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. The Hoffmann Agreement can be terminated by the Company on 30 days' notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann or Roche. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann or Roche in a specified country, such country is no longer included in the Hoffmann Territory. If Hoffmann's United States patent, or the claims in such patent which the marketing of Natural Alpha Interferon products by the Company might infringe, were found to be invalid, the Company intends to terminate the Hoffmann Agreement with respect to Hoffmann's United States patent, which would eliminate the royalty payable to Hoffmann and Roche on net sales in the United States of products manufactured in the United States. When the Company received FDA approval for ALFERON N Injection for the treatment of genital warts in 1989, the Company became obligated to issue shares of Common Stock to Hoffmann as a prepaid royalty against future net sales by the Company. Under the terms of the Hoffmann Agreement, certain payments previously made to Hoffmann (including a portion of the value of the Common Stock previously issued to Hoffmann) are available as offsets against 50% of the Company's future royalty obligations to Hoffmann until the Company obtains an FDA approval to market ALFERON N Injection for an additional indication. As of December 31, 1995, the Company had approximately $719,437 of credits available to offset its future royalty obligations to Hoffmann and Roche.

  Under the terms of the Purdue Marketing Agreements, unless the Third Option is exercised and the royalty obligation is terminated as provided in the July 1995 Purdue Amendment, the Company is obligated to pay Mundipharma a royalty equal to 3% of the net sales of ALFERON N Injection in the Returned Territories until Mundipharma has received royalty payments equal to $3 million ($5 million under certain circumstances) and 1% of the Company's net sales in the Returned Territories thereafter. See "Business -- ALFERON N Injection -- Marketing and Distribution -- Agreements with Purdue."

  In addition, the Company agreed to pay National Patent Development Corporation ("NPDC") a royalty of $1 million in connection with the acquisition of certain intellectual property and technology rights from NPDC. Such amount is payable if and when the Company generates income before taxes, limited to 25% of such income before income taxes per year until the amount is paid in full.

Products Under Development

  ALFERON N Gel.

  ALFERON N Gel is a topical, Natural Alpha Interferon preparation which the Company has developed and believes has potential in the treatment of cervical dysplasia, vaginal human papilloma virus infection, recurrent genital herpes, other viral diseases, and cancers.

  Clinical Trials for ALFERON N Gel. The Company has completed one clinical trial and plans to conduct various other clinical trials for its ALFERON N Gel formulation to develop applications and obtain initial approvals for such products.

  Cervical Dysplasia. Affecting approximately 500,000 to one million women each year in the United States alone, cervical dysplasia, or abnormal cervical cells, has been identified as a potential precursor to cervical cancer. Cervical cancer strikes approximately 13,000 women in the United States each year, causing 5,000 deaths, and is responsible for more than half a million deaths worldwide. Cervical dysplasia is caused by certain strains of the human papilloma virus (HPV), the same family of viruses that causes genital warts. The Company has completed a Phase 2 dose-ranging study using ALFERON N Gel at the Columbia-Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. In this pilot study, patients were treated with either a high or low dose of ALFERON N Gel, both of which were well-tolerated. From both the high and low dose groups, cytological analyses of Pap smears, identification tests for the presence of HPV, and cervical biopsies indicated that ALFERON N Gel potentially improved the course of cervical dysplasia in the majority of patients who completed the treatment course. Based upon these initial results, a physician-sponsored study in HIV-infected women with cervical dysplasia commenced in August 1995, as described below.

  Cervical Dysplasia (in HIV-infected patients). Cervical dysplasia is particularly difficult to treat in HIV-infected women. These women have a high recurrence rate of cervical dysplasia after their initially successful surgical treatment. As a result of the preliminary results in the initial cervical dysplasia study described above, the investigator at Columbia-Presbyterian Medical Center is conducting this physician-sponsored, multi-center study in which ALFERON N Gel is being used as an adjuvant to surgical treatment in HIV-infected women with mild and more severe forms of cervical dysplasia.

  Other widespread dermatological lesions potentially treatable with ALFERON N Gel therapy. Nearly 30 million people in the U.S. are infected with the herpes simplex type II virus, which is the infectious virus that causes genital herpes. Up to 500,000 new cases are reported each year, according to the Alan Guttmacher Institute. To date, there is no cure for genital herpes. Preliminary findings with a previous formulation of recombinant interferon in the Company's proprietary gel showed significant shortening of the contagious period and relief of symptoms, but the Company will not start clinical trials unless additional funding or a sponsor is secured. ALFERON N Gel may also be of benefit to immunocompromised patients with mucocutaneous herpes. Patients with this form of herpes suffer from persistent skin lesions which have become resistant to existing therapies. While this disease represents an important potential target for ALFERON N Gel treatment, additional studies will be dependent upon securing additional funding or a sponsor.

  Competition. The Company believes that only one product presently sold in the United States is indicated for the treatment of recurrent genital herpes. This product, ZOVIRAX(R), produced by Glaxo Wellcome Inc., contains a drug called acyclovir which is administered orally in either solution or capsule form for the management of recurrent episodes of genital herpes. Two other ZOVIRAX(R) formulations, one of which is an ointment and the other of which is an intravenous product, also are sold by Glaxo Wellcome Inc. in the United States for this use. The only current treatment for cervical dysplasia in the United States is surgery.

  ALFERON LDO.

  ALFERON LDO is a low dose oral liquid Natural Alpha Interferon preparation. In October 1989, the Company entered into an agreement (as amended, the "ACC Agreement") with Amarillo Cell Culture Company, Incorporated ("ACC"), a privately-held company located in Amarillo, Texas, engaged in the research and development of animal health products. Under the terms of the ACC Agreement, the Company has a non-exclusive license under all of ACC's issued patents, patent applications, and "know-how" relating to the treatment of humans by the oral administration of Natural Alpha Interferon in low doses. The Company will be obligated to pay ACC royalties of 10% on the sales of Natural Alpha Interferon products using ACC's patented technology as determined under the ACC Agreement. In addition, ACC has the right to purchase the Company's Natural Alpha Interferon for use in the animal health market and is obligated to pay royalties to the Company based upon sales using the Company's Natural Alpha Interferon. In April 1995, in connection with certain amendments to the ACC Agreement, ACC agreed to purchase 312,500 shares of Common Stock at $2.00 per share and Pharma Pacific Management Pty. Ltd. ("PPM"), a company which has also obtained a license from ACC, agreed to purchase 62,500 shares of Common Stock at $2.00 per share, all of which shares were purchased during the second quarter of 1995.

  Clinical Trials for ALFERON LDO. The Company has conducted and plans to conduct various clinical trials for its ALFERON LDO formulation to develop applications and obtain initial approvals for such products.

  HIV-infected patients. The Company has completed two studies at Mount Sinai Medical Center in New York involving ALFERON LDO. One was a placebo-controlled study in AIDS-related complex ("ARC") patients, and the other was a dose ranging study in AIDS or ARC patients. The results from the placebo-controlled study did not demonstrate a significant improvement or alteration in the expected progression of the disease, although patients receiving ALFERON LDO reported greater energy and appetite than those given the placebo. Preliminary results from the dose ranging study indicate that one of the doses may promote weight gain and increased energy.

  At the insistence of AIDS groups and community-based physicians who had been using low-dose formulations of interferon in their practice, the NIAID agreed to launch a trial of low-dose oral interferon in the United States. An advisory committee comprised of representatives from interferon manufacturers, AIDS support groups, FDA, and National Institutes of Health was organized to design a nationwide, controlled study. This study will investigate the effect of a number of oral dosage forms of alpha interferon on several quality-of-life parameters of importance to patients infected with the AIDS virus.

  The Company has been active in helping plan this trial, and has agreed to make clinical quantities of ALFERON LDO available for use in the study. An IND for the study was submitted by the NIAID to the FDA in July 1995. The first batch of clinical supplies for the study is being completed, and the study is scheduled to open for enrollment in the second quarter of 1996.

  Competition. Under the terms of the ACC Agreement, (i) the Company has the exclusive right to sell ALFERON LDO, containing Natural Alpha Interferon, in the United States and all foreign countries other than Japan, (ii) ACC and PPM each has the right to sell any interferon other than Natural Alpha Interferon in the United States and all foreign countries other than Japan, and
(iii) Hayashibara Biochemical Laboratory has the right to sell its low dose alpha interferon in Japan. Therefore, with respect to low dose oral interferon products, the Company will potentially compete with ACC and PPM in the United States and in the rest of the world except Japan and with Hayashibara Biochemical Laboratory in Japan.

  ALFERON N Gel and ALFERON LDO.

  Sales and Marketing Staff. The Company does not have a marketing or sales staff nor does it have a marketing agreement with respect to ALFERON N Gel (other than the Fujimoto Agreement) or ALFERON LDO and, if FDA marketing approval of ALFERON N Gel or ALFERON LDO is obtained, no assurance can be given that the Company will be able to enter into a marketing agreement for such products on terms satisfactory to the Company. In February 1995, the Company entered into the Fujimoto Agreement which, among other things, grants Fujimoto the exclusive right to develop, distribute, and sell ALFERON N Gel in Japan. See "Business -- ALFERON N Injection -- Other Marketing and Distribution Agreements."

  Patents and Licenses. The United States Patent and Trademark Office issued two patents to the Company which disclose and claim topical interferon preparations. The patents encompass interferon preparations for the topical delivery of one or more interferons to the site of a disease which responds therapeutically to interferon, and a system for delivering interferon topically which prevents oxidation of the protein. The inventions specifically encompass the topical treatment for treating viral diseases, such as herpes genitalis, with alpha interferon. The Company has various other issued patents and patent applications pending in the field of biotechnology, purification processes, and therapeutics. See "Business -- ALFERON N Injection -- Patents and Licenses."

  Royalty Obligations. The Company is a party to certain license agreements, including the Hoffmann Agreement, pursuant to which it is obligated to pay royalties based upon commercial exploitation of ALFERON N Gel and ALFERON LDO. Under the terms of such license agreements, the Company would pay royalties of up to 13.5% and 19.5% of net sales of ALFERON N Gel and ALFERON LDO, respectively.

Governmental Regulation

  Regulations imposed by U.S. federal, state, and local authorities, as well as their counterparts in other countries, are a significant factor in the conduct of the research, development, manufacturing, and marketing activities for present and proposed products developed by the Company.

  The Company's or its licensees' potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, human medical products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping, and marketing of such products, including the use, manufacture, storage, handling, and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with applicable federal and foreign statutes and regulations involves a time-consuming process and requires the expenditure of substantial resources.

  The effect of government regulation may be to delay for a considerable period of time or prevent the marketing of any product that the Company may develop and/or impose costly procedures on the Company's activities, the result of which may be to furnish an advantage to the Company's competitors. Any delay in obtaining or failure to obtain such approvals would adversely affect the marketing of the Company's products and the ability to earn product revenue.

  Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. These data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in a Notice of Claimed Investigational Exemption for a New Drug or its equivalent in countries outside the U.S. where clinical studies are to be conducted. If the necessary authorizations are received, the Company then conducts clinical tests of its products on human beings at various unaffiliated medical centers and institutions. Initial trials (Phase 1) are conducted on a small number of volunteers to determine whether the drug is safe for human beings. If the initial trials demonstrate the safety of the product, trials (Phase 2) are then conducted on patients affected with the disease or condition under investigation to establish the proper dose and dosing interval. The findings of these trials are then used to design and implement large-scale controlled trials (Phase 3) to provide statistical proof of effectiveness and adequate evidence of safety to meet FDA and/or foreign approval requirements.

  The FDA closely monitors the progress of each of the phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based on the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for completing clinical testing vary between four and ten years. Upon successful completion of clinical testing of a new drug, a company typically submits a New Drug Application ("NDA"), or for biological products such as Natural Alpha Interferon, a Product and Establishment License Applications ("PLA/ELA") to the FDA summarizing the results and observations of the drugs during the clinical trials.

  Each facility in which products are produced and packaged, whether operated by the Company or a third party, must meet the FDA's standards for current good manufacturing practices and must also be approved prior to marketing any product produced or packaged in such facility. Any significant change in the production process which may be commercially required, including changes in sources of certain raw materials, or any change in the location of the production facilities will also require FDA approval. To the extent a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive FDA approval for the other entity's participation in the manufacturing process. The Company has entered into an agreement with Sanofi, pursuant to which Sanofi formulates and packages ALFERON N Injection. The Company presently has a biologic establishment license for the facilities in which it produces ALFERON N Injection, which includes the facilities in which Sanofi formulates and packages ALFERON N Injection. In addition, FDA approval would have to be obtained if the Company should choose to use an outside formulator and/or packager for ALFERON N Gel or ALFERON LDO.

  Once the manufacture and sale of a product is approved, various FDA regulations govern the production processes and marketing activities of such product. A post-marketing testing, surveillance, and reporting program may be required to monitor the product's usage and effects. Product approvals may be withdrawn, or other actions may be ordered, if compliance with regulatory standards is not maintained.

  Each individual lot of Natural Alpha Interferon produced must be tested for compliance with specifications and released for sale by the FDA prior to distribution in the marketplace. Even after initial FDA marketing approval for a product has been granted, further studies may be required to provide additional data on safety or efficacy; to obtain approval for marketing a product as a treatment for specific diseases other than those for which the product was originally approved; to change the dosage levels of a product; to support new safety or efficacy claims for the product; or to support changes in manufacturing methods, facilities, sources of raw materials, or packaging.

  In many markets, effective commercialization also requires inclusion of the product in national, state, provincial, or institutional formularies or cost reimbursement systems. The impact of new or changed laws or regulations cannot be predicted with any accuracy. The Company uses its own staff of regulatory affairs professionals and outside consultants to enable it to monitor compliance, not only with FDA laws and regulations, but also with state and foreign government laws and regulations.

  Promotional and educational communications by the Company and its distributors also are regulated by the FDA and are governed by statutory and regulatory restrictions and FDA policies regarding the type and extent of data necessary to support claims that may be made. The Company currently does not have data adequate to satisfy FDA requirements with respect to potential comparative claims between Natural Alpha Interferon and competing recombinant interferon products.

  For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing, and marketing approval for drugs and other medical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.


Research Staff and Employees

   As of March 15, 1996, the Company had approximately 69 full-time employees, of whom approximately 12 hold Ph.D. degrees and 35 hold other degrees in scientific or technical fields. Of such employees, approximately 18 were engaged in research and product development, 21 were engaged in manufacturing and quality control, and the remainder were general and administrative personnel. Certain direct and indirect management services are provided to the Company by employees of NPDC and its other subsidiaries pursuant to a Management Agreement (the "Management Agreement") at a cost to the Company of $120,000 per annum. In addition, beginning in 1996, certain services, such as legal, maintenance, shipping and receiving, purchasing, secretarial work, informational retrieval, and regulatory compliance, are provided by approximately 12 employees of the Company to NPDC on an "as used" basis at the Company's approximate cost.

Research and Development

   During the fiscal years ended December 3l, 1995, l994, and l993, the Company expended approximately $3.7 million, $5.2 million, and $4.2 million, respectively for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs.

Executive Officers of the Registrant

   The following table sets forth the names of the principal executive officers of the Company as of March l5, l996 and their positions with the Company. The principal business experience of the executive officers for the last five years is also described below.

Name                                Age       Position

Martin M. Pollak                    68        Chairman of the Board

Jerome I. Feldman                   67        Chairman of the Board's
                                              Executive Committee, Treasurer
                                              and a Director

Samuel H. Ronel, Ph.D               59        Vice Chairman of the Board

Lawrence M. Gordon                  42        Chief Executive Officer and a
                                              Director

Stanley G. Schutzbank, Ph.D         50        President and a Director

Donald W. Anderson                  46        Controller (Principal
                                              Accounting and Financial
                                              Officer) and Secretary

Drew Stoudt                         48        Vice President, Regulatory
                                              Affairs and Quality

Mei-June Liao, Ph.D                 44        Vice President, Research and
                                              Development


  Martin M. Pollak has been Chairman of the Board since 1981. He is a founder of NPDC (a holding company) and has been Executive Vice President, Treasurer and a director of NPDC since 1959. Mr. Pollak is Chief Executive Officer, President and a director of American Drug Company ("ADC"), a subsidiary of NPDC which markets American-made generic pharmaceutical products in Russia. He has been Chairman of the Board and a director of General Physics Corporation ("GPC"), a subsidiary of NPDC which provides personnel training and technical support services to the domestic commercial nuclear power industry and to the United States Department of Energy since 1988; and a director since 1987; Chairman of the Executive Committee of GTS Duratek, Inc. ("Duratek"), a company which provides environmental technology and consulting, and staff augmentation services to various utility, industrial and commercial clients from 1985 to January 1995 and a director since 1982; Chairman of the Board and a director of SGLG, Inc. ("SGLG"), a subsidiary of NPDC, which is a holding company with a (26%) interest in GSE Systems, Inc. ("GSE"), a software simulator company, since May 1991; and a director of GSE since 1994. Mr. Pollak is Chairman of the Czech and Slovak United States Economic Council, a member of the Board of Trustees of the Worcester Foundation for Experimental Biology and a director of Brandon Systems Corporation, a personnel recruiting company, since 1986.

  Jerome I. Feldman has been Chairman of the Board's Executive Committee and a director of the Company since 1981. He has also been the Treasurer of the Company since 1984. Mr. Feldman is a founder of, and since 1959 has been President, Chief Executive Officer and a director of, NPDC. Mr. Feldman is Chairman of the Board of and a consultant to ADC. He has been Chairman of the Executive Committee of GPC since 1988 and a director of GPC since 1987; Chairman of the Board of Duratek from 1985 to January 1995 and a director since 1982 and Chairman of the Executive Committee and a director of SGLG since May 1991; and a director of GSE since 1994. He has been a director of Hamilton Financial Services, Inc., a financial service company, since 1983. He is a trustee of the New England Colleges Fund and of Bard College.

  Samuel H. Ronel, Ph.D. has been Vice Chairman of the Board since January 1996 and was President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined NPDC in 1970 and has served as the Vice President of Research and Development of NPDC since 1976 and as the President of Hydro Med Sciences, a division of NPDC, since 1976. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of The Biotechnology Industry Organization in 1993.

  Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996, General Counsel of NPDC since November 1986, and Vice President of NPDC since June 1991. He was Associate General Counsel of NPDC from 1983 through November 1986. Mr. Gordon has been a director of GPC since October 1994.

  Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1987 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined NPDC in 1972 and has served as the Corporate Director of Regulatory and Clinical Affairs of NPDC since 1976 and as Executive Vice President of Hydro Med Sciences since 1982. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of the Regulatory Affairs Professionals Society.

  Donald W. Anderson has been the Controller of the Company since
1981 and Corporate Secretary of the Company since 1988. He has been an officer of various subsidiaries of NPDC since 1976.

  Drew Stoudt has been Vice President, Regulatory Affairs and Quality of the Company since March 1991. He was Vice President, Quality Assurance and Quality Control from February 1990 to March 1991. Mr. Stoudt has served as Director of Quality Assurance for the Company and other divisions of NPDC from 1985 to 1990.

  Mei-June Liao, Ph.D., has been Vice President, Research and Development of the Company since March 1995. She has served as a Director, Research & Development since 1987, and held senior positions in the Company's Research & Development Department since 1983. Dr. Liao received her Ph.D. from Yale University and completed a three-year post doctoral appointment at the Massachusetts Institute of Technology under the direction of Nobel Laureate in Medicine, Professor H. Gobind Khorana. Dr. Liao has authored many scientific publications and invention disclosures.


         (d)  Financial Information About Foreign and Domestic
Operations and Export Sales

   All of the Company's material operations and sales are conducted in the United States.


Item 2.  Properties

   The Company's executive offices and its research and production facilities are located at 783 Jersey Avenue, New Brunswick, New Jersey 08901, and its telephone number is (908) 249-3250. The Company also maintains offices at 9 West 57th Street, New York, New York 10019, the cost of which is included in the Management Agreement.

   The Company owns two free standing buildings comprising approximately 44,000 square feet located in New Brunswick, New Jersey. The Company occupies approximately 25,000 square feet for staff offices, for the production and purification of interferon, for quality control and research activities, and for the storage of raw, in process and finished materials. The Company also shares approximately 9,000 square feet with NPDC, and leases approximately 10,000 square feet to NPDC. The Company believes that its current facilities are (i) suitable and adequate for research and development and commercial production of purified interferon, (ii) well maintained, and (iii) in good condition. Substantially all equipment owned by the Company has been acquired over the past ten years and is in good working condition.

Item 3.  Legal Proceedings

   The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

   The Common Stock is traded in the over-the counter market and is quoted on the NASDAQ Small Cap Market under the symbol IFSC. Effective August 3, 1995, the trading market for the Common Stock was changed from the NASDAQ National Market System to the NASDAQ Small Cap Market because of the failure of the Company to satisfy the listing requirements for the NASDAQ National Market System. The following table sets forth for each period indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ National Market System through August 2, 1995 and on the NASDAQ Small Cap Market commencing August 3, 1995.



                               1995                           1994

Quarter                  High         Low                High         Low

First.....           $   3        $   1 5/16         $   5 3/8    $   3 5/8
Second....               2 1/2        1 11/16            4 1/8        2 3/4
Third.....               2 3/4        1 11/16            3 7/8        1 1/2
Fourth....               3 3/32       1 9/16             2 5/8        1 1/4


   As of March 1, 1996, the Company had 836 stockholders of record.

   The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.

Item 6.  Selected Financial Data
(Thousands of dollars except per share data)
                                                                        Year Ended December 31,
                                                      1995            1994         1993          1992          1991
Revenues                                         $    1,296     $     1,166    $        51     $   3,306     $   2,503
Research and development
  costs, net                                          3,726           5,196          4,151         3,983         3,162
General and administrative
  expense                                             1,940           4,974          2,367         2,113         1,872
Loss from operations                                 (7,447)        (11,782)        (8,347)       (5,953)       (5,087)
Interest and other income
  (expense), net                                         75            (295)          (113)          (44)         (809)
Net loss                                             (7,372)        (12,078)        (8,460)       (5,997)       (5,896)
Net loss per share of common stock                     (.28)           (.62)          (.55)         (.42)         (.62)
Dividends                                               NONE            NONE           NONE          NONE          NONE

                                                                             December 31,
                                                      1995            1994         1993          1992          1991
Total assets                                     $    13,953   $     8,182    $    20,301    $    21,096     $    25,035
Current maturities of
  long-term debt                                         --            409          1,999          2,001           1,188
Long-term debt, net of
  current maturities                                     --            --             138          1,679           3,680
Common Stock subject to
  repurchase commitment                                  --          2,730             --             --             --
Working capital (deficiency)                           7,062          (782)         7,985          7,706          12,002
Stockholders' equity                                  12,827         2,979         17,131         16,157          19,045

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

   Since January 1981, the Company has been primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon for the treatment of viral diseases, cancers, and diseases of the immune system. The Company has experienced significant operating losses since its inception. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. ALFERON N Injection currently is marketed and sold in the United States by Purdue and was approved for sale in Mexico in December 1994. In order for the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications. The future revenues and profitability of, and availability of capital for, biotechnology companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. The Company has primarily financed its operations to date through private placements and public offerings of the Company's securities.

Liquidity and Capital Resources

   As of March 1, 1996, the Company had an aggregate of $5.5 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

   Management believes that the cash currently available will be sufficient to enable the Company to continue operations until approximately December 1996, although no assurance can be given in this regard. To fund the Company's operations beyond such date and, if it decides to do so, to exercise the option to repurchase certain marketing rights from Purdue and to repurchase certain shares of Common Stock from Purdue, the Company will require additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, which may not be available when needed, or on terms acceptable to the Company. Insufficient funds will require the Company further to delay, scale back, or eliminate certain or all of its research and development programs or license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility. Consequently, management is actively pursuing raising required additional capital through private placements and public offerings of the Company's securities and by licensing rights to its injectable, topical, or oral formulations of alpha interferon or entering into collaborative or other arrangements with corporate partners.

   In August and September 1995, the Company completed the sale of 12,000,000 shares of Common Stock for an aggregate of $14,400,000 (the "August/September Offering"). Of the $12,494,000 of net proceeds from the August/September Offering, the Company has used $1,870,000 to repay indebtedness to certain principal stockholders and anticipates that it will use approximately $7,000,000 for research, product development, and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

   Between May and August 1995, three principal stockholders of the Company loaned the Company an aggregate of $1,870,000. Such loans bore interest at prime plus 2% and were repaid with a portion of the proceeds of the August/September Offering.

   In April 1995, ACC and its licensee agreed to purchase an aggregate of $750,000 of Common Stock at $2.00 per share, all of which cash was received during the second quarter of 1995. See
"Business - Products Under Development - ALFERON LDO."

   In the first quarter of 1995, the Company concluded an agreement with Fujimoto, a pharmaceutical company located in Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of Common Stock at $1.45 per share (the then market price), all of which cash was received during the first quarter of 1995, and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then market price. Such additional $500,000 of Common Stock has to date not been purchased. To date, Fujimoto has incurred higher than anticipated development expenses, and Fujimoto has determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto has therefore requested that the Company renegotiate such investment agreement and the related commercialization agreement. The Company intends to meet with Fujimoto to consider its request. See "Business - ALFERON N Injection - Marketing and Distribution - Other Marketing and Distribution Agreements."

   In connection with the amendments to agreements with Purdue as described below, during January 1994, Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price. With respect to this order, approximately three-quarters of the purchase price of the vials was payable upon shipment by the Company to Purdue and the balance was payable upon sale by Purdue. A portion of the shipments to fill this order was made on a consignment basis, i.e. the purchase was subject to a right of return until notification by Purdue that such vials have been resold. In June and August 1994, the Company began to fill this order by making shipments of 10,000 and 10,735 vials, respectively, of ALFERON N Injection to Purdue on a consignment basis. In addition, shipments of 5,718, 9,040, and 3,562 vials of ALFERON N Injection were made to Purdue in September 1994, April 1995, and September 1995, respectively, on a non-consignment basis. The 5,945 vial balance of this order was shipped in November 1995. In June 1995, the Company received purchase orders from Purdue totalling 22,744 vials of ALFERON N Injection on a non-consignment basis, of which 4,431 vials were shipped in November 1995 and the balance will be shipped in 1996.

   Purdue has informed the Company that from June 1994 through December 31, 1994, it had sold or distributed as free samples approximately 15,800 vials of the 20,735 vials purchased on a consignment basis, and that as of March 1995, Purdue had sold or distributed as free samples the balance of such consignment inventory. Purdue has also informed the Company that during the years ended December 31, 1995 and 1994, it sold approximately 23,900 vials and 25,000 vials, respectively, and distributed as free samples approximately 400 vials and 2,000 vials, respectively, of ALFERON N Injection from its inventory.

   In January 1994, the Company amended its marketing and distribution agreements with Purdue and related parties. See "Business - ALFERON N Injection - Marketing and Distribution - Agreements with Purdue." Pursuant to such amended agreements, the Company assumed sole responsibility to conduct and fund clinical trials required to obtain FDA approval for additional indications for ALFERON N Injection. Prior to these amendments, Purdue was responsible for the payment of the costs of such clinical trials. The Company anticipates that the expansion of its research and development efforts and clinical trial activities and its assuming responsibility for the conduct and funding thereof will increase operating expenses. The Company intends to seek to enter into joint ventures or other arrangements with strategic partners who agree to bear all or part of such expenses.

   In connection with the amendments to the agreements with Purdue, the Company agreed to purchase an aggregate of 994,994 shares of its Common Stock for $3,979,976 ($4.00 per share) from Purdue and two related entities over a period of 19 months. The Company purchased 62,500 of such shares of Common Stock for $250,000 in January 1994 and was obligated to purchase an additional 250,000 shares of Common Stock for $1,000,000 in 1994. In 1994, the Company and Purdue agreed to offset $700,000 owed to the Company by Purdue, for the purchase of ALFERON N Injection during 1994, against the Company's obligation to purchase $1,000,000 of Common Stock from Purdue in 1994. As of December 31, 1994, $300,000 of this obligation to Purdue had not been paid and was reflected as a current liability on the balance sheet. In addition, as of March 31, 1995, the Company had an additional $67,783 of offsets based upon additional sales of ALFERON N Injection by Purdue leaving $232,217 of this obligation outstanding as of such date. In April 1995, the Company was required to purchase 62,500 shares of Common Stock for $250,000 and on August 31, 1995 (or such earlier date on which the August/September Offering shall have terminated prior to the sale of minimum number of shares of Common Stock) was obligated to purchase 619,994 shares of Common Stock for $2,479,976. As of July 31, 1995, the Company had generated sufficient additional offsets based upon additional sales of ALFERON N Injection to and by Purdue to repay the $232,217 owed to Purdue as of March 31, 1995 and to pay $200,843 of the $250,000 owed to Purdue for the April 1995 stock repurchase. In July 1995, the Company entered into a further amendment to the agreements with Purdue, which became effective upon the sale on August 22, 1995 of more than the minimum number of shares of Common Stock in the August/September Offering, pursuant to which the balance owed to Purdue for the April 1995 stock repurchase (which had been reduced by further offsets) was forgiven and the Company obtained an option, exercisable until December 31, 1996, to reacquire the remaining marketing and distribution rights from Purdue. The exercise price of the option is $5,029,133, subject to reduction as set forth below, plus 750,000 shares of Common Stock (350,000 shares of Common Stock if the option had been exercised on or before December 31, 1995). The option may not be exercised unless the Company simultaneously purchases any of the 619,994 shares of Common Stock described above then held by Purdue for $4.00 per share. The cash exercise price of the option will be reduced by the aggregate of (i) the amount paid by the Company to Purdue to repurchase any of such 619,994 shares then held by Purdue, (ii) if Purdue sells any or all of such 619,994 shares, which may only be done with the consent of the Company, the amount received by Purdue from such sale, and (iii) the amount by which the transfer price for vials sold by the Company to Purdue exceeds $25 per vial. If the option is not exercised, the Company will no longer have the obligation to repurchase the 619,994 shares. In addition, the parties agreed that the transfer price for each vial will be payable $25 in cash and the balance as an offset to the cash exercise price of the option. If the option is not exercised, such offsets will have no value. See "Business - ALFERON N Injection - Marketing and Distribution - Agreements with Purdue."

Results of Operations

Year Ended December 31, 1995 versus Year Ended December 31, 1994

   For the year ended December 31, 1995 (the "1995 Period"), the Company's revenues of $1,295,662 included $1,260,933 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $1,165,931 for the year ended December 31, 1994 (the "1994 Period") included $979,425 from the sale of ALFERON N Injection and the balance from sales of research products, contract research, and other revenues. Cost of goods sold and excess/idle production costs totalled $3,076,249 in the 1995 Period and $2,778,109 in the 1994
Period. The inventory which was sold in the 1995 Period and the 1994 Period had been written down to its net realizable value. For the portion of the 1995 Period and the 1994 Period during which the facility was operating, excess/idle production costs primarily represented current production costs in excess of the estimated net realizable value of inventory produced which resulted from limited production volumes. Excess/idle production costs were reduced by suspending ALFERON N Injection production during a portion of both the 1995 Period and the 1994 Period.

   Research and development expenses during the 1995 Period of $3,726,230 decreased by $1,469,469 from $5,195,699 for the 1994
Period, principally because the Company reduced its level of research and product development on ALFERON N Injection. The Company received $181,992 and $150,000 during the 1995 Period and 1994 Period, respectively, as rental income from NPDC for the use of a portion of the Company's facilities, which offset research and development expenses.

   General and administrative expenses for the 1995 Period were $1,939,864 as compared to $4,974,224 for the 1994 Period. The decrease of $3,034,360 was principally due to the amortization and subsequent write-off of prepaid royalties totalling $2,100,000 in the 1994 Period and decreases in payroll and other expenses in the 1995 Period. NPDC provides certain administrative services for which the Company paid NPDC $120,000 for each of the 1995 Period and the 1994 Period. In addition, during the 1995 Period and the 1994 Period, NPDC provided to the Company, at its estimated cost, certain personnel and services which the Company used in its operations. For the 1995 Period and the 1994 Period, such charges amounted to $1,121,145 and $1,194,380, respectively. Commencing January 1, 1996, the NPDC personnel who had been providing such services to the Company became employees of the Company, and will provide certain services to NPDC at the Company's estimated cost.

   Interest and other income for the 1995 Period was $155,478 as compared to $157,929 for the 1994 Period.

   For the 1994 Period, the Company realized a net loss of $300,430 on the sales of marketable securities which resulted from declines in the fair value of the Company's investments in obligations of agencies of the United States Government.

   Interest expense for the 1995 Period and the 1994 Period was $80,511 and $152,935, respectively. The decrease of $72,424 was due to reduced long-term debt.

   As a result of the foregoing, the Company incurred net losses of $7,371,714 and $12,077,537 for the 1995 Period and the 1994
Period, respectively.

Year Ended December 31, 1994 versus Year Ended December 31, 1993

   For the 1994 Period, the Company's revenues of $1,165,931 included $979,425 from the sale of ALFERON N Injection and the balance from sales of research products, contract research, and other revenues. The revenues of $51,323 for the year ended December 31, 1993 (the "1993 Period") were derived from sales of research products. Cost of goods sold and excess/idle production costs totalled $2,778,109 in the 1994 Period and $1,880,563 in the 1993 Period. The inventory which was sold in the 1994 Period had been written down to its net realizable value. For the portion of the 1994 Period and the 1993 Period during which the facility was operating, excess/idle production costs primarily represented current production costs in excess of the estimated net realizable value of inventory produced which resulted from limited production volumes. Excess/idle production costs were reduced by suspending ALFERON N Injection production during a portion of both the 1994 Period and the 1993 Period.

   Research and development expenses during the 1994 Period of $5,195,699 increased by $1,044,541 from $4,151,158 for the 1993
Period, principally because, effective January 1994, the Company took over the responsibility for conducting and funding the hepatitis C clinical studies from Purdue and increased its level of research and product development of ALFERON N Injection. The Company received $150,000 and $138,996 during the 1994 Period and 1993 Period, respectively, as rental income from NPDC for the use of a portion of the Company's facilities, which offset research and development expenses.

   General and administrative expenses for the 1994 Period were $4,974,224 as compared to $2,366,897 for the 1993 Period. The increase of $2,607,327 was principally due to the amortization and subsequent write-off of prepaid royalties totalling $2,100,000, increases in payroll, and certain costs related to a proposed public stock offering which was not consummated. NPDC provides certain administrative services for which the Company paid NPDC $120,000 for each of the 1994 Period and the 1993 Period. In addition, during the 1994 Period and the 1993 Period, NPDC provided to the Company, at its estimated cost, certain personnel and services which the Company used in its operations. For the 1994 Period and the 1993 Period, such charges amounted to $1,194,380 and $895,700, respectively.

   Interest and other income for the 1994 Period was $157,929 as compared to $255,344 for the 1993 Period. The decrease of $97,415 was due to less funds available for investment in the 1994
Period.

   For the 1994 Period, the Company realized a net loss of $300,430 from sales of marketable securities which resulted from declines in the fair value of the Company's investments in obligations of agencies of the United States Government. During the 1993 Period, the Company realized a net gain of $3,297 from sales of such investments.
Interest expense for the 1994 Period and 1993 Period was $152,935 and $371,208, respectively. The decrease of $218,273 was due to reduced long-term debt.

   As a result of the foregoing, the Company incurred net losses of $12,077,537 and $8,459,862 for the 1994 Period and the 1993
Period, respectively.

Recent Tax and Accounting Developments

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires the Company to estimate the future cash flows expected to result from the use and eventual disposition of its property, plant and equipment, and if the sum of such cash flows is less than the carrying amount of these assets, to recognize an impairment loss to the extent, if any, that the carrying amount of the assets exceeds their fair values. The Company believes that, although it has a current period operating loss and a history of operating losses, expected future cash flows derived from these assets will be at least equal to their carrying values, and that no impairment loss will be indicated. The Company bases this assessment both upon expected future product revenues and upon the fact that it completed a major manufacturing facility expansion and purchase of manufacturing equipment in 1991, the cost of which constitutes a major portion of the carrying value of its property, plant and equipment. The Company believes that this expanded facility will be suitable for a number of years without significant repairs.

   In December 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995. Under SFAS 123, the Company may elect either a "fair value" based method or the current "intrinsic value" based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," for its stock-based compensation arrangements. Under the "intrinsic value" based method, the Company will be required to disclose in the footnotes to the consolidated financial statements net income and earnings per share computed under the "fair value" based method. The Company has elected to continue accounting for stock-based compensation arrangements using the "intrinsic value" based method; therefore, the adoption of SFAS 123 will not impact the Company's results of operations or financial condition.

Forward-Looking Statements

   This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, uncertainty of obtaining additional funding for the Company; uncertainty of obtaining United States regulatory approvals for the Company's products under development and foreign regulatory approvals for the Company's FDA-approved product and products under development and, if such approvals are obtained, uncertainty of the successful commercial development of such products; substantial competition from companies with substantially greater resources than the Company in the Company's present and potential businesses; no guaranteed source of required materials for the Company's products; dependence on certain distributors to market the Company's products; potential adverse side effects from the use of the Company's products; potential patent infringement claims against the Company; possible inability of the Company to protect its technology; uncertainty of pharmaceutical pricing; substantial royalty obligations payable by the Company; limited production experience of the Company; risk of product liability; and risk of loss of key management personnel, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 8.  Financial Statements and Supplementary Data

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 37

Financial Statements:

    Consolidated Balance Sheets - December 31, 1995 and 1994 . . . . . . 38

    Consolidated Statements of Operations - Years ended
     December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . 39

    Consolidated Statements of Changes in Stockholders'
     Equity - Years ended December 31, 1995, 1994 and 1993 . . . . . . . 40


    Consolidated Statements of Cash Flows - Years ended
     December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . 41



Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 42

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders

Interferon Sciences, Inc.:

   We have audited the consolidated financial statements of Interferon Sciences, Inc. and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences, Inc. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                 KPMG Peat Marwick LLP


New York, New York
February 16, 1996

                                 INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS
                                                                                              December 31,
                                                                                      1995                   1994
ASSETS
Current assets
  Cash and cash equivalents                                                      $  7,221,108            $    330,617
  Accounts and other receivables                                                       47,351                  35,546
  Inventories                                                                         815,978               1,029,158
  Consignment inventory                                                                                       220,410
  Receivables from NPDC and affiliated companies                                       27,211                  20,001
  Prepaid expenses and other current assets                                            76,000                  55,221
Total current assets                                                                8,187,648               1,690,953

Property, plant and equipment, at cost
  Land                                                                                140,650                 140,650
  Buildings and improvements                                                        7,384,102               7,384,102
  Equipment                                                                         4,369,424               4,301,317
                                                                                   11,894,176              11,826,069
 Less accumulated depreciation and amortization                                    (6,760,181)             (6,013,839)
                                                                                    5,133,995               5,812,230
Intangible assets, net of accumulated amortization
of $1,049,923 and $1,018,989
  Patent costs                                                                        341,596                 355,019

Other assets                                                                          289,343                 323,900
                                                                                $  13,952,582          $    8,182,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                          $                      $      409,275
  Accounts payable                                                                    872,552                 882,090
  Accrued expenses                                                                    253,254                 746,935
  Amount due NPDC                                                                                             134,347
  Amount due Purdue for repurchase of common stock                                                            300,000
Total current liabilities                                                           1,125,806               2,472,647


Common stock subject to repurchase commitment
  (0 and 682,494 shares)                                                                                    2,729,976

Commitments and contingencies

Stockholders' equity
  Preferred stock, par value $.01 per share; authorized
  - 5,000,000 shares; none issued and outstanding
  Common stock, par value $.01 per share; authorized
   - 55,000,000 and 30,000,000 shares; issued and
   outstanding - 34,448,768 and 19,509,291 shares                                     344,488                 195,093
Capital in excess of par value                                                     82,641,859              65,572,243
Accumulated deficit                                                               (70,159,571)            (62,787,857)
Total stockholders' equity                                                         12,826,776               2,979,479
                                                                                $  13,952,582          $    8,182,102

The accompanying notes are an integral part of these consolidated financial statements.

                               INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                    1995                   1994               1993
Revenues
Sales
  Alferon N Injection                                        $      1,260,933    $          979,425    $
  Research products and other revenues                                 34,729               186,506              51,323

Total revenues                                                      1,295,662             1,165,931              51,323

Costs and expenses
Cost of goods sold and excess/idle
  production costs                                                  3,076,249             2,778,109           1,880,563
Research and development
  (net of $181,992, $150,000 and $138,996
  of rental income received from NPDC)                              3,726,230             5,195,699           4,151,158
General and administrative (includes
  $1,241,145, $1,314,380 and $1,015,700 of
  charges from NPDC for management fees
 and reimbursements of expenses)                                    1,939,864             4,974,224           2,366,897

Total costs and expenses                                            8,742,343            12,948,032           8,398,618

Loss from operations                                               (7,446,681)          (11,782,101)         (8,347,295)

  Interest and other income                                           155,478               157,929             255,344
  Net (loss) gain on sales of
    marketable securities                                                                  (300,430)              3,297
  Interest expense (includes $34,889
    in 1995 to NPDC)                                                  (80,511)             (152,935)           (371,208)


Net loss                                                     $     (7,371,714)   $      (12,077,537)   $     (8,459,862)


Net loss per share                                           $           (.28)   $             (.62)   $           (.55)

Weighted average number of
shares outstanding                                                 26,646,654            19,594,285          15,432,287

The accompanying notes are an integral part of these consolidated financial statements.

                          INTERFERON SCIENCES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                                Capital in          Total
                                                         Common Stock           excess of        Accumulated      stockholders'
                                                        Shares      Amount      par value          deficit          equity
Balance at December 31, 1992                          14,411,118   $ 144,111   $ 58,263,555    $ (42,250,458)     $ 16,157,208

Net proceeds from issuance of common
  stock and warrants to D. Blech and
  his designees                                        5,000,000      50,000      9,200,501                          9,250,501
Issuance of common stock as required
  by various agreements                                   40,967         410        142,975                            143,385
Proceeds from exercise of common stock options            12,200         122         39,203                             39,325
Net loss                                                                                          (8,459,862)       (8,459,862)
Balance at December 31, 1993                          19,464,285     194,643     67,646,234      (50,710,320)       17,130,557

Net proceeds from sale of common stock
  and warrants                                           610,000       6,100      1,470,335                          1,476,435
Commitment to purchase common stock from
  Purdue Frederick, Runham and Banela                   (994,994)     (9,950)    (3,970,026)                        (3,979,976)
Net proceeds from the sale of common stock
  to Sentinel Charitable Remainder Trust                 430,000       4,300        425,700                            430,000
Net loss                                                                                         (12,077,537)      (12,077,537)
Balance at December 31, 1994                          19,509,291     195,093     65,572,243      (62,787,857)        2,979,479

Net proceeds from public sale
  of common stock                                     12,000,000     120,000     12,374,035                         12,494,035
Termination of commitment to repurchase
 common stock from Purdue Frederick                      619,994       6,200      2,473,776                          2,479,976
Net proceeds from sale of common stock
 to Fujimoto Diagnostics, Inc.                         1,034,483      10,345      1,472,155                          1,482,500
Net proceeds from sale of common stock
 to Amarillo Cell Culture Company, Inc.
 and its licensee                                        375,000       3,750        738,750                            742,500
Issuance of common stock in exchange
 for warrants to purchase common stock                   900,000       9,000         (9,000)
Proceeds from exercise of common stock options            10,000         100         19,900                             20,000
Net loss                                                                                          (7,371,714)       (7,371,714)
Balance at December 31, 1995                          34,448,768   $ 344,488   $ 82,641,859    $ (70,159,571)     $ 12,826,776

The accompanying notes are an integral part of these consolidated financial statements.

                               INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                   1995                   1994                1993
Cash flows used for operations:
  Net loss                                                   $     (7,371,714)     $    (12,077,537)   $     (8,459,862)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
    Depreciation and amortization                                     777,276             2,926,439           1,017,949
    Reduction of other assets                                         150,000                50,000
  Net loss (gain) on sales of marketable securities                                         300,430              (3,297)
  Change in operating assets
   and liabilities:
    Receivables from NPDC and affiliated companies                     (7,210)               (1,500)              1,500
    Inventories                                                       213,180             1,129,847             (49,752)
    Consignment inventory                                             220,410              (220,410)
    Accounts and other receivables                                   (561,805)             (647,897)             12,023
    Prepaid expenses and other current assets                         (20,779)              154,958            (162,338)
    Accounts payable and accrued expenses                            (503,219)              604,359            (148,859)
  Net cash used for operations                                     (7,103,861)           (7,781,311)         (7,792,636)

Cash flows from investing activities:
  Sales of marketable securities                                                          6,490,406           4,153,719
  Purchases of marketable securities                                                     (2,496,445)         (3,891,422)
  Additions to property, plant and equipment                          (68,107)              (82,498)            (87,412)
  Additions to intangible and other assets                           (132,954)             (101,345)            (84,537)
  Net cash (used for) provided by investing activities               (201,061)            3,810,118              90,348

Cash flows from financing activities:
  Net proceeds from purchase agreement with D. Blech                                        430,000           9,355,500
  Net proceeds from sale of common stock and warrants              14,719,035             1,476,435
  (Decrease) increase in advances from NPDC                          (134,347)              126,297             (38,627)
  Reduction of long-term debt                                        (409,275)           (1,727,989)         (1,542,481)
  Purchase of common stock from Runham and Banela                                          (250,000)
  Loans from principal stockholders                                 1,870,000
  Repayment of loans from principal stockholders                   (1,870,000)
  Proceeds from exercise of common stock options                       20,000                                    39,325
  Net cash provided by financing activities                        14,195,413                54,743           7,813,717

Net increase (decrease) in cash and cash equivalents                6,890,491            (3,916,450)            111,429

Cash and cash equivalents at beginning of year                        330,617             4,247,067           4,135,638

Cash and cash equivalents at end of year                     $      7,221,108      $        330,617    $      4,247,067

Cash paid for interest expense                               $         79,166      $        205,190    $        329,643

Non cash investing and financing activities:
  Issuances of common stock in payment of liabilities        $                     $                   $        143,385
  Commitment to purchase common stock                        $                     $      3,729,976    $
  Offset of receivables in settlement of obligation
    to repurchase common stock                               $        550,000      $        700,000    $
  Termination of commitment to repurchase
    common stock                                             $      2,479,976      $                   $

The accompanying notes are an integral part of these consolidated financial statements.

                     INTERFERON SCIENCES, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Organization, Business and Transactions with National
                   Patent

   Since January 1981, Interferon Sciences, Inc. (the "Company") has been primarily engaged in the research and development of pharmaceutical products containing alpha interferon for the treatment of viral diseases, cancers and diseases of the immune system. ALFERON N Injection is a preparation for the treatment of genital warts by local injection. In October 1989, the Company received from the Food and Drug Administration ("FDA") approval to market ALFERON N Injection for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Nationwide distribution of ALFERON N Injection commenced during July 1991 (See Note 5). Additional products under development by the Company include ALFERON LDO and ALFERON N Gel. ALFERON LDO is a low dose oral liquid alpha interferon preparation which the Company believes has potential for treating HIV-infected individuals and possibly other viral diseases. ALFERON N Gel is a topical interferon preparation which the Company believes has potential in the treatment of cervical dysplasia, recurrent genital herpes, other viral diseases and cancers (See Note 6).

   All commercial sales by the Company of ALFERON N Injection have been to two distributors, Purdue Pharma L.P. ("Purdue Pharma," and collectively with its affiliates, "Purdue") in the United States and Industria Farmaceutica Andromaco, S.A. De C.V. in Mexico.

   The Company is a party to a management agreement with National Patent Development Corporation ("NPDC") pursuant to which certain legal, financial and administrative services have been provided by employees of NPDC. The fee for such services in 1995, 1994 and 1993 was $120,000 annually. In addition, during such years NPDC provided to the Company, at its estimated cost, certain personnel and services which the Company used in its operations. For the years ended December 31, 1995, 1994 and 1993, such charges amounted to $1,121,145, $1,194,380 and $895,700, respectively.
Commencing January 1, 1996, the NPDC personnel who had been providing such services to the Company became employees of the Company, and will provide certain services to NPDC at the Company's estimated cost. The Company was also covered under NPDC's insurance policies except for certain policies which the Company has in its own name beginning in 1994. The Company's allocated portion of insurance costs was $15,000, $114,000 and $291,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

   The Company owns the buildings which contain its offices and laboratories and presently leases out a portion of the buildings to NPDC. Total occupancy costs for the years ended December 31, 1995, 1994 and 1993 were approximately $729,000, $760,000 and
$686,000, respectively. NPDC paid to the Company as rent NPDC's proportionate share of such occupancy costs (based on both square feet occupied and number of personnel), which amounted to $181,992, $150,000 and $138,996, respectively.

   See Note 16 for information with respect to royalty obligations to NPDC.

Transactions with David Blech

   On May 28, 1993, David Blech, the Chief Executive Officer, sole shareholder and a director of D. Blech & Company, Incorporated ("DBC"), and the Company entered into a Purchase Agreement (the "Purchase Agreement"), pursuant to which David Blech or his designees purchased for $4.00 per unit, an aggregate of 2,500,000 units ("Units"), each Unit consisting of two shares of Common Stock, one Class A Warrant (the "Class A Warrants") to purchase one share of Common Stock at an exercise price of $3.25 per share and one Class B Warrant (the "Class B Warrants") to purchase one share of Common Stock at an exercise price of $5.00 per share. The Class A Warrants and the Class B Warrants expire on August 31, 2000. The purchasers have certain registration rights as to the securities acquired by them under the Purchase Agreement. The Company paid DBC a $500,000 fee for its services in connection with the Purchase Agreement, and incurred $100,000 in legal and other fees. In addition, fees totalling approximately $105,000 relating to this transaction were paid by issuance of Common Stock to another party.

   Concurrently with the execution of the Purchase Agreement, the Company entered into a consulting agreement with DBC under which the Company agreed to pay $100,000 per year, payable monthly, to DBC for advisory services with respect to the Company's field of interest and business, strategic and commercial matters related to the biotechnology industry. The term of the consulting agreement was one year and commenced on June 1, 1993.

   On May 13, 1994, the Company filed a registration statement with the Securities and Exchange Commission, which statement was amended on July 1, 1994 and was subsequently amended again on August 10, 1994, covering a proposed public offering of 2,000,000 shares of Common Stock through DBC as underwriter. On September 22, 1994, DBC could not meet certain minimum capital requirements and was forced to discontinue its operations. Consequently, the Company had to cancel the proposed public offering of Common Stock.

   On December 6, 1994, the Company entered into a Purchase and Exchange Agreement with David Blech and certain other parties pursuant to which Sentinel Charitable Remainder Trust purchased 430,000 shares of the Common Stock for $430,000. In addition, pursuant to such agreement David Blech and another individual agreed to exchange an aggregate of 462,500 Class A Warrants and 1,200,000 Class B Warrants for an aggregate of 332,500 shares of Common Stock. The issuance and exchange of the shares of Common Stock by David Blech and the other individual pursuant to the Purchase and Exchange Agreement were completed during the first quarter of 1995.

Note 2.            Summary of Significant Accounting Policies

   Principles of consolidation -- The financial statements include the operations of the Company and Interferon Sciences
Development Corporation ("ISD"), its wholly owned subsidiary.

   Statements of cash flows -- For purposes of the statements of cash flows, the Company considers all highly liquid instruments with maturities of three months or less from purchase date to be cash equivalents.

   Property, plant and equipment -- Property, plant and equipment are carried at cost. Major additions and betterments are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed currently.

   Depreciation -- The Company provides for depreciation and amortization of plant and equipment following the straight-line method over the estimated useful lives of such assets as follows:

                                                      Estimated
        Class of Assets                              Useful Lives
        Buildings and Improvements                   15 to 30 years
        Equipment                                     5 to 10 years

   Intangible assets -- The Company capitalizes costs to obtain and maintain patents and licenses. Patent costs are amortized over 17 years and license costs are amortized over 5 years, each on a straight-line basis. To the extent a patent is determined to be worthless, the related capitalized cost is immediately expensed.

   Revenue recognition -- Sales are recorded generally upon shipment of product. However, when a sale is made subject to a right of return, revenues are not recognized until notification by the customer that the product has been resold, and the related product is recorded as consignment inventory until such notification.

   Collaborative agreement research and development revenues and costs -- The costs of performing research and development are reported when incurred and are included in research and development expenses and the purchase of equipment in accordance with the nature of the costs incurred. Generally, the Company matches its collaborative research and development revenues in the same accounting periods in which the related research costs are incurred. However, when the revenues are exhausted, the Company has the option to continue the research activities at its own expense.

   Inventories -- Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost or market on a FIFO basis. Inventories, if any, which are expected to become obsolete before sale or use in research are written off.

   Pension plan -- The Company's employees are included in NPDC's pension plan. The Company provides for its allocable share of such costs as they accrue. Effective December 31, 1991, the plan benefits were frozen (See Note 13).

   Net loss per share -- Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period.

Note 3.            Liquidity

   The Company has experienced significant operating losses since its inception in 1980. As of December 31, 1995, the Company had an accumulated deficit of approximately $70.2 million. For the years ended December 31, 1995, 1994 and 1993, the Company had losses from operations of approximately $7.4 million, $11.8 million and $8.3 million, respectively. Although the Company received FDA approval to market ALFERON N Injection in October 1989, it has had only limited revenue from the sale of ALFERON N Injection. In order for the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional uses, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

   In August and September 1995, the Company completed the sale of 12,000,000 shares of Common Stock for an aggregate of $14,400,000 with net proceeds to the Company of $12,494,000 (the "August/September Offering"). However, the Company has limited financial resources as of December 31, 1995 with which to support future operating activities and to satisfy its financial obligations as they become payable. Insufficient funds will require the Company further to delay, scale back, or eliminate certain or all of its research and development programs or license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility. Consequently, management is actively pursuing raising required additional capital through private placements and public offerings of the Company's securities and by licensing rights to its injectable, topical or oral formulations of alpha interferon or entering into collaborative or other arrangements with corporate partners.

Note 4.            Agreements with Hoffmann-LaRoche

   In June 1988, Hoffmann-LaRoche, Inc. ("Hoffmann") and the Company entered into an agreement (the "1988 License Agreement") pursuant to which the Company received a non-exclusive license from Hoffmann, under a U.S. Patent held by Hoffmann, which enabled the Company to sell ALFERON N Injection in the United States for the treatment of genital warts. As part of the 1988 License Agreement, Hoffmann received 100,000 shares of Common Stock in June 1988, the value of which was recorded as a license cost on the balance sheet in 1988. In addition, when the Company granted marketing rights to Purdue for the distribution of ALFERON N Injection (See Note 5), the Company became obligated to pay Hoffmann $250,000. Such obligation was recorded by the Company as an additional license cost in 1988. The 1988 License Agreement also required the Company to pay Hoffmann a royalty of 8% of net sales of ALFERON N Injection up to $20,000,000 and 9.5% of net sales in excess of $20,000,000 in any calendar year. Net sales were defined as the invoiced amount of product sold by the Company (other than to a marketing partner) or by a marketing partner, less certain deductions. Finally, as a result of receiving FDA approval for ALFERON N Injection in 1989, the Company was obligated to issue 484,262 shares of Common Stock to Hoffmann as a prepaid royalty against a portion of future net sales by the Company. Such shares, valued at $2,100,000, were issued in February 1990. The value of the Common Stock previously issued for the license as well as the additional license cost of $250,000 recorded in 1988 were also to be credited against a portion of future royalties payable to Hoffmann.

   In January 1991, the Company and Hoffmann signed an agreement (the "Hoffmann Gel Agreement") pursuant to which the Company could obtain supplies of Hoffmann's bulk purified recombinant interferon for use in the Company's topical products, thereby eliminating the need for the Company to build a recombinant interferon manufacturing facility. Alternatively, under the Hoffmann Gel Agreement, the Company could use its own natural alpha interferon in ALFERON N Gel under a license from Hoffmann.

   In January 1991, the 1988 License Agreement was amended to allow the Company to sell ALFERON N Injection for diseases which are refractory to recombinant interferon therapy and to redefine net sales as the invoiced amount of product sold by the Company in arms' length transactions, less certain deductions.

   In March 1992, the Company obtained a non-exclusive license from Hoffmann, which allowed the Company to make, have made, use and sell in the United States, without a potential patent infringement claim from Hoffmann, natural alpha interferon for the oral treatment of human diseases.

   F. Hoffmann-LaRoche Ltd. ("Roche"), the parent of Hoffmann, also has been issued patents covering human alpha interferon in many countries throughout the world. As of March 31, 1995, the Company obtained a non-exclusive license from Hoffmann and Roche (the "1995 License Agreement") which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann or Roche, any formulation of Natural Alpha Interferon. The 1995 License Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann or Roche has patent rights covered by the 1995 License Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann and Roche, which consent cannot be unreasonably withheld. The 1995 License Agreement will enable the Company, if it is successful in obtaining necessary regulatory approvals, to expand the formulations of Natural Alpha Interferon it makes, uses, and sells in the United States and the rest of the world and to market its products for the treatment of additional indications.

   On May 6, 1994, the United States Patent and Trademark Office issued an Office Action in Reexamination on the Hoffmann patent and rejected all of the 14 claims in the Hoffmann patent. Claims in a patent under reexamination are valid and enforceable until such time as a final disposition on the claims is reached. On July 11, 1994, Hoffmann filed a response objecting to the Patent Office's rejection of such claims. On July 20, 1995, the Patent Office issued another Office Action in Reexamination on the Hoffmann patent and rejected three of the claims in the Hoffmann patent and concluded that the remaining 11 claims are patentable. In November 1995, Hoffmann filed another response objecting to the Patent Office's rejection of such three claims. The outcome of such reexamination of the Hoffmann patent cannot be determined at this time.

   Under the terms of the 1995 License Agreement, the Company is obligated to pay Hoffmann and Roche an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. Net sales are defined as the invoiced amount of product sold by the Company, less certain deductions. The 1995 License Agreement can be terminated by the Company on 30 days' notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann or Roche. If the 1995 License Agreement is terminated with respect to the patents owned by Hoffmann or Roche in a specified country, such country is no longer included in the Hoffmann Territory. If Hoffmann's United States patent, or the claims in such patent which the marketing of Natural Alpha Interferon products by the Company might infringe, were found to be invalid, the Company intends to terminate the 1995 License Agreement with respect to Hoffmann's United States patent, which would eliminate the royalty payable to Hoffmann and Roche on net sales in the United States of products manufactured in the United States. Under the terms of the 1995 License Agreement, the unused credits against future royalties from the 1988 License Agreement are available as offsets against 50% of the Company's future royalty obligations to Hoffmann and Roche until the Company obtains an FDA approval to market ALFERON N Injection for an additional indication. The value of the Company's Common Stock which may be credited against royalties payable is the lesser of its value on the date of issuance and on the date the Company exercises its right to credit such stock against its royalty obligations. As of December 31, 1995, based upon the market value of the Common Stock, the Company had approximately $719,437 of credits available to offset 50% of its future royalty obligations to Hoffmann and Roche.

   During the second quarter of 1994, the Company adopted a policy of amortizing prepaid royalties at the greater of the straight line rate over a five-year period or the amount of royalties incurred based upon sales. During the third quarter of 1994, the Company, in its quarterly evaluation of whether the unamortized balance of prepaid royalties is realizable, determined that it was prudent to write off such prepaid royalties. The Company based this decision on the reduced market price during the third quarter of the Company's Common Stock, the uncertainty created by the decision of the United States Patent and Trademark Office in May 1994 to reexamine the claims of the Hoffmann patent and upon sales of ALFERON N Injection. During 1994, the amortization and writeoff of prepaid royalties totalling $2,100,000 were included as general and administrative expense in the statements of operations and reflected as depreciation and amortization in the statements of cash flows.

   Through December 31, 1995, the Company had incurred $715,669 of royalties due Hoffmann resulting from sales of ALFERON N
Injection. However, the Company applied $626,054 of the prepayments previously made to Hoffmann against the amount due.

Note 5.            Agreements with Purdue

   In 1988, the Company entered into exclusive marketing and distribution agreements with Mundipharma Pharmaceutical Company ("Mundipharma"), a related entity of Purdue, with respect to ALFERON N Injection, which agreements have been amended from time to time (as amended, the "Purdue Marketing Agreements"). In 1991, Mundipharma assigned the right to market and distribute ALFERON N Injection in the United States to its affiliate, Purdue Pharma, and retained the right to market and distribute ALFERON N Injection in Canada, Western Europe, Israel, India, Japan, and Australia. In 1993, the Company reacquired the right to market and distribute ALFERON N Injection in Japan.

   In 1994, an amendment to these agreements was entered into (the "1994 Purdue Amendment") pursuant to which the Company reacquired the right to market ALFERON N Injection in Western Europe and other countries and took over from Purdue the conduct and funding of clinical trials. Specifically, the 1994 Purdue Amendment provided, among other things, that (i) the Company reacquired the right to market ALFERON N Injection in Western Europe, Israel, India, and Australia (the "Returned Territories"), subject to the payment to Mundipharma of a royalty equal to 3% of net sales (as defined) in the Returned Territories until Mundipharma has received royalty payments equal to $3 million ($5 million under certain circumstances) and 1% of net sales thereafter; (ii) the Company assumed responsibility for the conduct and funding of clinical trials to develop new indications for ALFERON N Injection; Purdue was granted the right to obtain marketing and distribution rights for each additional indication of ALFERON N Injection at such time as the Company files a product license application or receives FDA approval for any such additional indication, by reimbursing the Company for some or all of its clinical costs plus an additional lump-sum payment; and the Company was given the right to reacquire the rights to market and distribute ALFERON N Injection in the United States and Canada after each of the first three additional indications if Purdue does not exercise its right to obtain marketing and distribution rights for such indication, at a price based on a percentage of total sales or gross profit during a specified period of all products subject to the agreement; (iii) the Company agreed to purchase for $4.00 per share 994,994 shares of Common Stock held by Purdue and certain related parties over a period of 18 months; (iv) Purdue Pharma and Mundipharma retained the right to market and distribute ALFERON N Injection in the United States and Canada, respectively, subject to the Company's option (the "First Option") to reacquire such rights at a price of $12 million until July 25, 1995 ($10 million if the First Option had been exercised before January 1995); provided that the First Option could not have been exercised unless the Company simultaneously paid the unpaid balance of the purchase price for the 994,994 shares referred to above, which payment would have reduced the First Option exercise price; and (v) Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price. Unless certain minimum purchase levels are reached during certain annual periods, or minimum payments are made to the Company in lieu of such minimum purchases, the Company can terminate Purdue Pharma and Mundipharma's exclusive marketing and distribution rights. All marketing and distribution costs are borne by Purdue Pharma and Mundipharma in their respective territories.

   In March 1995, the Company entered into an amendment to the 1994 Purdue Amendment (the "March 1995 Purdue Amendment") pursuant to which the Company obtained an option, exercisable until June 30, 1995 (the "Second Option"), to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the Second Option was 2.5 million shares of Common Stock; provided that the Option could not have been exercised unless the Company simultaneously paid the unpaid balance of the purchase price for the 994,994 shares referred to above. If, 18 months from the date of exercise of the Second Option by the Company (the "Valuation Date"), the 2.5 million shares of Common Stock did not have a value of at least $9,037,807 (which value was calculated using the average of the closing bid and asked prices of the Common Stock as quoted by the NASDAQ National Market System for the ten trading days ending on the day prior to the Valuation Date), the Company was required to issue a note for the shortfall. Such note was required to bear interest at the prime rate and became due and payable 24 months from the Valuation Date. The Company agreed that it would utilize its best efforts to ensure that the 2.5 million shares of Common Stock would be registered and freely tradeable 18 months from the date of exercise of the Second Option. If the Second Option were exercised, the First Option, the royalty obligations, and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment would have terminated.

   In July 1995, the Company entered into an amendment, which became effective upon the sale on August 22, 1995 of more than the minimum number of shares of Common Stock in the August/September Offering, to the 1994 Purdue Amendment and the March 1995 Purdue Amendment (the "July 1995 Purdue Amendment"), pursuant to which the balance owed to Purdue for the 62,500 shares of Common Stock required to be repurchased in April 1995 was forgiven and the Company obtained an option, exercisable until December 31, 1996 (the "Third Option"), to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma. The exercise price of the Third Option is $5,029,133, subject to reduction as set forth below, plus 750,000 shares of Common Stock (350,000 shares of Common Stock if the Third Option had been exercised on or before December 31, 1995). The Company has agreed that it will utilize its best efforts to ensure that such shares will be registered and freely tradeable upon issuance. The Third Option may not be exercised unless the Company simultaneously pays the unpaid balance of the purchase price for any of the 994,994 shares referred to above then held by Purdue. As of March 1, 1996, Purdue held 619,994 of such shares and such unpaid balance was $2,479,976. The cash exercise price of the Third Option will be reduced by the aggregate of (i) the amount paid by the Company to Purdue to repurchase any of such 619,994 shares then held by Purdue, (ii) if Purdue sells any or all of such 619,994 shares, which may only be done until December 31, 1996 with the consent of the Company, the amount received by Purdue from such sale, and (iii) the amount by which the transfer price for vials sold by the Company to Purdue Pharma or Mundipharma exceeds $25 per vial. If the Third Option is exercised, the royalty obligations and Purdue's right to obtain marketing and distribution rights for new indications contained in the 1994 Purdue Amendment will terminate. If the Third Option is not exercised, the Company will no longer have the obligation to repurchase the 619,994 shares. In July 1995, the Company and Purdue also agreed to extend the date on which the Company was obligated to repurchase the final 619,994 shares of Common Stock if the July 1995 Purdue Amendment did not become effective from July 25, 1995 to August 31, 1995 (or such earlier date on which the August/September Offering shall have terminated prior to the sale of the minimum number of shares of Common Stock).

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

   Under the terms of the Purdue Marketing Agreements, the Company receives a transfer price for the sale of vials of ALFERON N Injection to Purdue Pharma or Mundipharma. Such transfer price is calculated based on either a manufacturing cost formula or a fixed price formula (subject to consumer price index adjustments); provided, however, that if the Company chooses the fixed price formula, the Company may be entitled to additional payments if the net sales price received by Purdue Pharma or Mundipharma for ALFERON N Injection exceeds certain levels. Pursuant to the July 1995 Purdue Amendment, the transfer price for each vial will be payable $25 in cash and the balance as an offset to the cash exercise price of the Third Option. If the Third Option is not exercised, such offsets will have no value. The Company may choose the applicable formula every six months. Except as described below and in Note 9, Purdue Pharma and Mundipharma had no recourse against the Company in the event that they were unable to resell ALFERON N Injection to third parties. Purdue Pharma and Mundipharma presently have no such recourse.

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

Note 6. Research and Development Agreement with Interferon Sciences Research Partners, Ltd.

   During January 1984, the Company organized ISD to act as the sole general partner of Interferon Sciences Research Partners, Ltd., a New Jersey limited partnership (the "Partnership"). The Company and the Partnership entered into a development contract whereby the Company received substantially all of the net proceeds ($4,414,475) of the Partnership's public offering of limited partnership interests. The Company used the proceeds to perform research, development and clinical testing on behalf of the Partnership for the development of ALFERON Gel containing recombinant interferon.

   In connection with the formation of the Partnership, ISD agreed to make additional cash contributions for purposes of continuing development of ALFERON Gel if the Partnership exhausted its funds prior to development of such product. ISD is wholly dependent upon the Company for capital to fund such commitment. The Partnership exhausted its funds during 1986, and the Company contributed a total of $1,997,000 during the period from 1986 to 1990, for the continued development of ALFERON Gel. During May 1987, the Company filed a Product License Application with the FDA for approval to market ALFERON Gel. At a meeting with the FDA in February, 1990, the FDA indicated that additional process development and clinical trials would be necessary prior to approval of ALFERON Gel. The Company believed, at that time, that the costs to complete the required process development and clinical trials would be substantial, and there could be no assurance that the clinical trials would be successful.

   As a result of the above events, in March 1992, the Company withdrew its FDA Product License Application for ALFERON Gel containing recombinant interferon. In place of single species recombinant interferon, previously ALFERON Gel's active ingredient, the Company commenced, in 1992, further development of ALFERON Gel using the Company's natural source multi-species alpha interferon ("ALFERON N Gel"). Assuming successful development and commercial exploitation of ALFERON N Gel, the Company may be obligated to pay the Partnership royalties equal to 4% of the Company's net sales of ALFERON N Gel and 15% of revenues received from sublicensing ALFERON N Gel.

Note 7.            Agreement with Fujimoto Diagnostics, Inc.

   In the first quarter of 1995, the Company concluded an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto"), a pharmaceutical company located in Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of Common Stock at $1.45 per share (the then market price), all of which cash was received during the first quarter of 1995, and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then market price. Such additional $500,000 of Common Stock has to date not been purchased. To date, Fujimoto has incurred higher than anticipated development expenses, and Fujimoto has determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto has therefore requested that the Company renegotiate such investment agreement and the related commercialization agreement. The Company intends to meet with Fujimoto to consider its request.

Note 8.            Marketable Securities

   As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). There was no material effect on the consolidated financial statements as a result of the adoption of this principle. The Company's marketable securities consisted of United States Government obligations. Under SFAS No. 115, the Company classifies these debt securities as available-for-sale and records the securities at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. The effect of the change in accounting was not material to the Company and all of the Company's marketable equity securities were sold by December 31, 1994.

   A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

   Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

   Proceeds from the sale of marketable securities were $6,490,406 for the year ended December 31, 1994. Net realized losses on such sales for the year ended December 31, 1994 were $300,430.
Note 9.            Inventories

   Inventories, consisting of material, labor and overhead, are classified as follows:

                                                       December 31,
                                                  1995             1994

        Finished goods                        $   344,550      $   342,330
        Work in process                           162,567          303,111
        Raw materials                             308,861          383,717
                                              $   815,978      $ 1,029,158

   Inventories at December 31, 1995 and 1994 are stated at their estimated net realizable value.

   Finished goods inventory at December 31, 1995 consisted of vials of ALFERON N Injection.

   Consignment inventory at December 31, 1994 consisted of ALFERON N Injection shipped to Purdue during 1994; however such shipment was subject to a right of return until notification by Purdue that the product had been resold. Such inventory was resold by Purdue in 1995.

   Cost of goods sold and excess/idle production costs for 1995, 1994 and 1993 includes the write-down of 1995, 1994 and 1993 inventories to their estimated net realizable value.

Note 10.           Long Term Debt

   On March 13, 1990, the Company borrowed $4.2 million from United States Capital Corporation, an indirect subsidiary of The Hong Kong and Shanghai Bank, at an effective interest rate of approximately 12.4%. The proceeds of the loan were used to finance (i) the expansion of the Company's manufacturing facility and (ii) the purchase of additional equipment for the facility.

   During December 1994, the Company renegotiated the terms of the loan such that the $409,275 balance on the loan was extended, with interest, until April 1995 when the obligation was paid in full.

    The Company currently has no long-term debt.

Note 11.          Income Taxes

   On May 30, 1991, NPDC exchanged the Company's Class B Common Stock for an equal number of shares of the Company's Common Stock. As a result, on that date the Company ceased to be included in NPDC's consolidated Federal income tax return. For periods subsequent to May 30, 1991, the Company files its own consolidated Federal income tax return, including its wholly-owned subsidiary.

   As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $6,008,000 of net operating loss carryforwards, which expire in 2001-2006, are available to the Company upon ceasing to be a member of NPDC's consolidated return group. In addition, the Company has net operating loss carryforwards from tax years prior to joining the NPDC consolidated return group of approximately $2,147,000, which expire in 1996-1998. Further, the Company has net operating loss carryforwards for periods subsequent to May 31, 1991, and through December 31, 1994 of approximately $29,263,000, which expire in 2006-2009. For the year ended December 31, 1995, the Company had a tax net operating loss of $7,047,000, which expires in 2010.

   At present, the Company believes that the events culminating with the first closing of the August/September Offering on August 22, 1995 resulted in an "ownership change" under Internal Revenue Code Section 382 with respect to its stock (See Note 3). The Company believes that as a result of the ownership change, the future utility of its pre-change net operating losses are limited to an annual amount of approximately $3,230,000. In addition, the Company has approximately $116,000 of investment tax credit carryforwards and $973,000 of research and development credit carryforwards that are, in accordance with Internal Revenue Code
Section 383, subject to the annual limitation under Internal Revenue Code Section 382. The following table summarizes the tax net operating losses as of December 31, 1995:

      Description                             Amount      Years Expire

      Subject to Section 382              $ 42,116,000     1996 - 2010

      Not Subject to Section 382             2,349,000            2010

                                          $ 44,465,000

   A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

   The Company has, as of December 31, 1995, deferred tax assets of approximately $16,207,000, deferred tax liabilities of approximately $222,000 and a valuation allowance of approximately $15,985,000. At January 1, 1995, the valuation allowance was $13,303,000. The increase to the valuation allowance of $2,682,000 is due primarily to net operating losses. The tax effects that give rise to these deferred tax assets and liabilities consist of the following as of December 31, 1995:

Deferred tax assets

Net operating loss carryforwards                     $ 15,118,000
Tax credit carryforwards                                1,089,000
                                                       16,207,000

Deferred tax liabilities

Property and equipment, principally due to
  differences in depreciation                            (222,000)

Net deferred tax asset                                 15,985,000
Valuation allowance                                   (15,985,000)

Net deferred tax asset after valuation allowance     $    ---

Note 12.           Stock Options, Warrants and Other Shares Reserved

   In 1981, the Company adopted the 1981 Stock Option Plan (the "Plan"), authorizing a committee of the Board of Directors to grant options, over a 10-year period, to purchase not more than 500,000 shares of Common Stock to officers, directors, employees and consultants of the Company. Since 1981, the Plan has been amended several times to increase the number of shares issuable under the Plan to 3,500,000 and to extend the Plan until 2001. Pursuant to the terms of the Plan, no option may be exercised after 10 years from the date of grant. The exercise price for any option issued may not be less than 85 percent of the market price of the common stock on the date of issuance.

   Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1994 and 1993, include
20,000 shares under a warrant agreement with U.S. Capital
Corporation.  Such warrants expired unexercised in 1995.

   Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1993, include 375,000 shares under warrant agreements with Purdue. Such warrants were terminated in 1994 as a result of the amended marketing and distribution agreements with Purdue (See Note 5).

   Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1995, 1994 and 1993, include 200,000 shares under warrant agreements with the underwriter of the October 1991 public offering of Common Stock.

   Options and warrants outstanding and shares reserved for issuance at December 31, 1995, 1994 and 1993, and options and warrants exercisable at December 31, 1995 and 1994, include 125,000 shares under a warrant agreement with Strategic Growth International, the Company's outside public relations advisor.

   Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1995 include 500,000 shares and at December 31, 1994 and 1993 include 5,000,000 shares under a warrant agreement with David Blech. During 1995, David Blech and certain other parties agreed to exchange 2,250,000 Class A Warrants and 2,250,000 Class B Warrants for 900,000 shares of Common Stock (See Note 1).

   Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1995 and 1994 include
61,000 shares under a warrant agreement issued as a commission in connection with the sale of shares of Common Stock to an institutional investor.

   Options and warrants outstanding and shares reserved for issuance at December 31, 1995 include 1,123,333 shares under warrant agreements with the underwriter of the August/September
1995 Offering.

   Changes in options and warrants outstanding during the years ended December 31, 1995, 1994 and 1993, options and warrants exercisable and shares reserved for issuance at December 31, 1995, 1994 and 1993 are as follows:

                                                Price Range         Number of
                                                  Per Share            Shares
     Options and Warrants

     Outstanding at December 31, 1992         $ 2.25  -  $ 10.00    3,502,550
     Granted                                    2.13  -     5.00    5,138,250
     Exercised                                  2.25  -     4.25      (12,200)
     Terminated                                 3.50  -     9.00      (28,750)

     Outstanding at December 31, 1993           2.13  -    10.00    8,599,850
     Granted                                    2.00  -     2.70    2,318,700
     Exercised                                                            --
     Terminated                                 3.13  -    10.00   (2,638,200)

     Outstanding at December 31, 1994           2.00  -     6.50    8,280,350
     Granted                                    1.56  -     2.10    1,693,333
     Exercised                                  2.00  -               (10,000)
     Terminated                                 2.00  -     6.50   (4,909,000)


     Outstanding at December 31, 1995           1.56  -     5.00    5,054,683

     Exercisable
     December 31, 1993                          2.13  -    10.00    7,738,950
     December 31, 1994                          2.00  -     6.50    7,841,200
     December 31, 1995                          1.56  -     5.00    3,348,950

     Shares reserved for issuance
     December 31, 1993                                              8,885,320
     December 31, 1994                                              8,571,320
     December 31, 1995                                              5,164,653

Note 13.           Pension and Investment Plans

   NPDC had a Defined Benefit Pension Plan (the "Plan") for employees of certain divisions and subsidiaries including those of the Company. Benefits were based primarily on years of service and a fixed rate of benefits per year of service. Contributions were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

   Effective December 31, 1991, the Plan benefits were frozen. In the future, accrued vested benefits will be paid to terminated participants in the form of a lump sum distribution in cases where the accrued vested benefit is less than $3,500. Terminated participants can elect a lump sum distribution if the accrued vested benefit is greater than $3,500 but less than $7,500.

   In the event that the accrued vested benefit exceeds the $7,500 payable limit as outlined in the Plan, payment will be deferred until a terminated vested participant reaches age 65 or elects early retirement, at age 60 or later. As of December 31, 1995, 1994 and 1993, the projected benefit obligation of the NPDC Plan was $5,890,000, $4,469,000 and $4,917,000 and the fair value of plan assets was $4,352,900, $3,405,000 and $3,528,000. The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25%. The expected long-term rate of return on assets was 10 percent.

   Effective March 1, 1992, NPDC adopted the 1992 401(k) Savings Plan (the "Savings Plan"). Effective December 31, 1991, the Plan participants would no longer accrue benefits under the Defined Benefit Pension Plan, but became eligible to participate in NPDC's Savings Plan.

  NPDC's Savings Plan is for employees who have completed one year of service; however, past vesting service credit was recognized for employees who participated in the Savings Plan at the date of initial enrollment, March 1, 1992.

   The Savings Plan permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 2% to 6% of base compensation. The Company matches 40% of the participants' eligible contributions based on a formula set forth in the Savings Plan. For 1995, 1994 and 1993, the Company's contribution to the Savings Plan was $49,000, $53,000 and $49,000, respectively. Participants are fully vested in their contributions and may withdraw such contributions at time of employment termination, or at age 59(1/2), or earlier in the event of financial hardship. Amounts otherwise are paid at retirement or in the event of death or disability. Employer contributions vest at a rate of 20% per year.

   The Savings Plan is administered by a trustee appointed by the Board of Directors of NPDC and all contributions are held by the trustee and invested at the participants' direction in various mutual funds.

   The Company does not provide any post-retirement benefits, other than pensions, to its employees.

Note 14.           Profit Sharing Plan

   Effective June 6, 1988, the Company adopted the 1988 Profit Sharing Plan (the "Profit Sharing Plan") providing key employees and consultants with an opportunity to share in the profits of the Company. The Profit Sharing Plan is administered by the Company's Compensation Committee.

   Pursuant to the terms of the Profit Sharing Plan, the Compensation Committee, in its sole discretion, based upon the significance of the employee's contributions to the operations of the Company, selects certain key employees and consultants of the Company who are entitled to participate in the Profit Sharing Plan and determines the extent of their participation. The amount of the Company's profits available for distribution to the participants (the "Distribution Pool") is the lesser of (a) 10% of the Company's income before taxes and profit sharing expense and (b) an amount equal to 100% of the base salary for such year of all the participants in the Profit Sharing Plan. A number of key employees are eligible to participate in the Profit Sharing Plan.

   The Compensation Committee may require as a condition to participation that a participant remain in the employ of the Company until the end of the fiscal year for which payment is to be made. Payments required to be made under the Profit Sharing Plan must be made within 10 days of the filing of the Company's tax return. To date, there have been no contributions by the Company under the Profit Sharing Plan.

Note 15.           Non-cash Financing and Investing Activities

   During the years ended December 31, 1995, 1994 and 1993 the following noncash financing and investing activities occurred:

1995:

   Offset of receivables in settlement of obligation to repurchase Common Stock for $550,000 and forgiveness of balance due.

   By agreement, the Company terminated a commitment to repurchase 619,994 shares, valued at $2,479,976, of Common Stock from Purdue.

1994:

   The Company committed to purchase 932,494 shares, valued at $3,729,976, of its Common Stock from Purdue.

   Offset of receivables of $700,000 in settlement of obligation to repurchase Common Stock.

1993:

   The Company issued 40,967 shares, valued at $143,385, of Common Stock as required by various agreements.

Note 16.           Commitments and Contingencies

   As consideration for the transfer to the Company of certain licenses, rights and assets upon the formation of the Company by NPDC, the Company agreed to pay NPDC royalties of $1,000,000, but such payments will be made only with respect to those years in which the Company has income before income taxes, and will be limited to 25% of such income.

   See Notes 4 and 6 for information relating to royalties payable to Roche and the Partnership, respectively.

   In October 1989, the Company entered into a license agreement with a non-affiliated party for co-exclusive rights to certain low dose oral formulations of interferon. The Company will be required to pay a royalty of 10% of net sales, as defined, of products produced and marketed by the Company that may be developed under the license agreement.

Note 17.           Use of Estimates in the Preparation of Financial
                   Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 18.           Fair Value of Financial Instruments

   The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair market values, because of short maturities or interest rates that approximate current rates.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

   There has been no change of accountants since January 1, 1994.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information with respect to the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

   Information with respect to compensation of executives of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

   Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 13.  Certain Relationships and Related Transactions

   Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)(1)             The following financial statements are included in
                   Part II, Item 8:
                                                                   Page

Independent Auditor's Report                                        37

Financial Statements:

          Consolidated Balance Sheets -                             38
          December 31, 1995 and 1994

          Consolidated Statements of
          Operations - Years ended                                  39
          December 31, 1995, 1994, and 1993

          Consolidated Statements of Changes in
          Stockholders' Equity - Years ended
          December 31, 1995, 1994 and 1993                          40

          Consolidated Statements of Cash Flows
          Years ended December 31, 1995, 1994, and 1993             41

          Notes to Consolidated Financial Statements                42

(a)(2) Schedules have been omitted because they are not required or are not applicable, or the required information has been included in the financial statements or the notes thereto.

(a)(3)            See accompanying Index to Exhibits

 (b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERFERON SCIENCES, INC.

                                          By:      /s/ Lawrence M. Gordon
                                                   Lawrence M. Gordon
                                                   Chief Executive Officer

Dated:  March 21, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title

/s/ Martin M. Pollak                     Chairman of the Board
Martin M. Pollak

__________________                       Chairman of the Board's Executive
Jerome I. Feldman                        Committee, Treasurer and Director

/s/ Samuel H. Ronel                      Vice Chairman of the Board
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon                   Chief Executive Officer and Director
Lawrence M. Gordon                       (Principal Executive Officer)

/s/ Stanley G. Schutzbank                President and Director
Stanley G Schutzbank, Ph.D.

/s/ Donald W. Anderson                   Controller (Principal Accounting
Donald W. Anderson                       and Financial Officer)

/s/ Ogden Reid                           Director
Ogden Reid

____________________                     Director
Leon Botstein, Ph.D.

____________________                     Director
Roald Hoffmann, Ph.D.

_____________________                    Director
Sheldon L. Glashow

/s/ Scott N. Greenberg                   Director
Scott N. Greenberg

                          INDEX TO EXHIBITS

Exhibit Number

3.1 - Restated Certificate of Incorporation of the Registrant.
Incorporated herein by reference to Exhibit 3B of the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1988.

3.2 - Certificate of Amendment of Restated Certificate of
Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.4 of Registration Statement No. 33-40902.

3.3 - Certificate of Amendment of Restated Certificate of
Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.2 of Registration Statement No. 33-40902.

3.4 - Certificate of Amendment to the Restated Certificate of
Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.4 of Registration Statement No. 33-00845.

3.5 - By-Laws of the Registrant, as amended. Incorporated herein by reference to Exhibit 3.2 of Registration Statement No. 2-7117.

4.1 - Underwriter's Warrant dated October 29, 1991 between the
Registrant and Commonwealth Associates. Incorporated herein by reference to Exhibit 4.2 of Registration Statement No. 33-40902.

4.2 - Agam Warrant dated October 29, 1991 between the Registrant and Jacob Agam. Incorporated herein by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1991.

4.3 - Form of Purchase Option issued to the Underwriter in connection with the August/September Offering. Incorporated herein by reference to Exhibit 4.1 of Registration Statement No.
33-59479.

10.1 - Transfer and License Agreement among National Patent,
Hydron Laboratories, Inc. and the Registrant dated as of January
1, 1981. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Registration Statement No. 2-71117.

10.2 - Management Services Agreement dated January 1, 1981 between the Registrant and National Patent. Incorporated herein by reference to Exhibit 10.9 of the Registration Statement No. 2-
71117.

10.3 - Registrant's 1981 Stock Option Plan, as amended.
Incorporated herein by reference to Exhibit 10.3 to Registration
Statement No. 33-59479.

10.4 - Cross License Agreement dated October 26, 1984 between the
Registrant and the Partnership. Incorporated herein by reference to Exhibit 10V of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984.

10.5 - Supply Agreement dated September 25, 1992 between the
Registrant and Celltech Limited. Incorporated herein by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

10.6 - Profit Sharing Plan of the Registrant. Incorporated herein by reference to Exhibit 10X of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

10.7 - License Agreement dated October 20, 1989 between the
Registrant and Amarillo Cell Culture Company, Incorporated.
Incorporated herein by reference to Exhibit 10Y of the Registrant's Annual Report on Form 10K for the year ended
December 31, 1989.

10.8 - Distribution Agreement dated June 14, 1991 between Purdue
Pharma L.P. and the Registrant. Incorporated herein by reference to Exhibit 10.26 of Registration Statement No. 33-40902.

10.9 - Amended and Restated Distribution Agreement dated June 14,
1991 between Mundipharma Pharmaceutical Corporation and the
Registrant. Incorporated herein by reference to Exhibit 10.27 of Registration Statement No. 33-40902.

10.10 - NPDC 401(k) Savings Plan dated January 9, 1992, effective
March 1, 1992. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the Year ended
December 31, 1992.

10.11 - Amendment dated January 26, 1994 to the Distribution Agreement dated June 14, 1991 between the Registrant and Purdue Pharma L.P. Incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1993.

10.12 - Amendment dated January 26, 1994 to the Amended and Restated Distribution Agreement dated June 14, 1991 between the Registrant and Mundipharma Pharmaceutical Company. Incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1993.

10.13 - Amended and Restated RS Agreement dated January 26, 1994 among the Registrant, Mundipharma Pharmaceutical Company and Purdue Pharma L.P. Incorporated herein by reference to Exhibit
10.20 to the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1993.

10.14 - Agreement dated January 26, 1994 between the Registrant and The Purdue Frederick Company. Incorporated herein by reference to exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1993.

10.15 - Agreement dated January 26, 1994 among the Registrant,
Banela Corporation and Runham Corporation. Incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1993.

10.16 - Purchase Agreement dated as of May 28, 1993 between the
Registrant and David Blech. Incorporated herein by reference to
Exhibit 10.26 to Registration Statement No. 33-78952.

10.17 - Form of Warrant to be issued pursuant to the Purchase
Agreement. Incorporated herein by reference to Exhibit 10.28 to Registration Statement No. 33-78952.

10.18 - Distribution Agreement dated as of February 3, 1994 between Registrant and Industria Farmaceutica Andromaco, S.A. Incorporated herein by reference to Exhibit 6(a) to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994.

10.19 - Processing and Supply Agreement dated as of September 1, 1994 between Registrant and Sanofi Winthrop L.P. Incorporated herein by reference to Exhibit 6(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.20 - Amendment dated March 24, 1995 to Distribution Agreement dated as of February 3, 1994 between Registrant and Industria Farmaceutica Andromaco S.A. Incorporated herein by reference to
Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.21 - Purchase and Exchange Agreement dated as of December 6, 1994 between the Registrant, David Blech and certain designated purchasers. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.22 - Purchase and Exchange Agreement dated as of January 31, 1995 between the Registrant and Neoprobe Corp. Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.23 - Stock Purchase Agreement dated as of January 24, 1995 between the Registrant and Fujimoto Diagnostics Inc. Incorporated herein by reference to Exhibit 10.33 to the Registrant's Annual
Report on Form 10-K for the year ended December 31, 1994.

10.24 - Agreement dated as of January 24, 1995, between the
Registrant and Fujimoto Diagnostics, Inc. Incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.25 - Form of Stock Purchase Agreement dated as of August 31,
1994 between the Registrant and Dimensional Funds Advisors, Inc.
Incorporated herein by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1994.

10.26 - Form of Warrant Agreement dated as of August 31, 1994 between the Registrant and Capello Capital Corp. Incorporated herein by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.27 - Amendment dated March 29, 1995 to Agreement dated January
26, 1994 between the Registrant and The Purdue Frederick Company.
Incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1994.

10.28 - Amendment dated March 29, 1995 to Agreement dated January 26, 1994 between the Registrant, Banela Corporation and Runham Corporation. Incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.29 - Amendment dated March 29, 1995 to Distribution Agreement dated June 14, 1991 between the Registrant and Purdue Pharma L.P.
Incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1994.

10.30 - Amendment dated March 29, 1995 to Amended and Restated Distribution Agreement dated June 14, 1991 between the Registrant and Mundipharma Pharmaceutical Company. Incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.31 - Amendment dated March 29, 1995 to Amended and Restated RS
Agreement dated January 26, 1994 among the Registrant,
Mundipharma Pharmaceutical Company and Purdue Pharma L.P.
Incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1994.

10.32 - Letter dated March 29, 1995 between the Registrant and
Purdue Pharma L.P. Incorporated herein by reference to Exhibit
10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.33 - License Agreement, dated as of March 29, 1995, among the
Registrant, Hoffmann-La Roche, Inc. and F. Hoffmann La-Roche,
Ltd. Incorporated herein by reference to Exhibit 10.42 to Registration Statement No. 33-59479.

10.34 - Amendment of ACC/ISI License Agreement, dated April 27,
1995, between Registrant and Amarillo Cell Culture Company,
Incorporated. Incorporated herein by reference to Exhibit 10.43 to Registration Statement No. 33-59479.

10.35 - Form of note issued by the Registrant to National Patent Development Corporation, Biotechnology Investment Group, L.L.C., and Edward Blech Charitable Remainder Trust. Incorporated herein by reference to Exhibit 10.44 to Registration Statement No. 33-59479.

10.36 - Form of note issued by the Registrant to National Patnet
Development Corporation and Biotechnology Investment Group,
L.L.C. Incorporated herein by reference to Exhibit 10.45 to Registration Statement No. 33-59479.

10.37 - Amendment, dated July 31, 1995, to the Distribution
Agreement, dated June 14, 1991, between the Registrant and Purdue
Pharma L.P. Incorporated herein by reference to Exhibit 10.46 to Registration Statement No. 33-59479.

10.38 - Amendment, dated July 31, 1995, to the Amended and
Restated Distribution Agreement, dated June 14, 1991, between the
Registrant and Mundipharma Pharmaceutical Company. Incorporated herein by reference to Exhibit 10.47 to Registration Statement
No. 33-59479.

10.39 - Letter dated July 31, 1995, between The Purdue Frederick
Company and the Registrant. Incorporated herein by reference to
Exhibit 10.48 to Registration Statement No. 33-59479.

10.40 - Letter dated July 31, 1995, by and among the Registrant,
Banela Corporation, and Runham Corporation. Incorporated herein by reference to Exhibit 10.49 to Registration Statement No. 33-
59479.

10.41 - Amended and Restated R S Agreement, dated July 31, 1995, by and among the Registrant, Mundipharma Pharmaceutical Company, and Purdue Pharma L.P. Incorporated herein by reference to
Exhibit 10.50 to Registration Statement No. 33-59479.

10.42 - Settlement Agreement, dated April 27, 1995, among the Registrant, Amarillo Cell Culture Company, Incorporated, Pharma Pacific Management Pty. Ltd., Pharma Pacific Pty. Ltd., Pharma Pacific Ltd., and Fernz Corporation Limited. Incorporated herein by reference to Exhibit 10.51 to Registration Statement No. 33-59479.

10.43 - PPM/ACC Sub License Agreement, dated April 27, 1995, between Pharma Pacific Management Pty. Ltd., and Amarillo Cell
Culture Company, Incorporated. Incorporated herein by reference to Exhibit 10.52 to Registration Statement No. 33-59479.

10.44 - Letter Agreement, dated April 29, 1992, between the
Registrant and Strategic Growth International, Inc. Incorporated herein by reference to Exhibit 10.53 to Registration Statement
No. 33-59479.

10.45 - Agreement, dated May 27, 1993, between the Registrant and
Strategic Growth International, Inc. Incorporated herein by reference to Exhibit 10.54 to Registration Statement No. 33-
59479.

10.46 - Lease Agreement, dated August 1, 1995, between the
Registrant and National Patent Development Corporation.
Incorporated herein by reference to Exhibit 10.55 to Registration
Statement No. 33-59479.

10.47 - Amendment dated January 1, 1996 to Management Services
Agreement dated January 1, 1981 between the Registrant and
National Patent Development Corporation.*

21.0 - Subsidiaries of the Registrant. *

23.1 - Consent of Independent Auditors. *

_________________


*Filed herewith