Form 10-Q
period 1996-03-31
INTERFERON SCIENCES INC
filed 1996-05-15
CIK 351532

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 1996
                               or

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

                     Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of May 3, 1996:

     Common Stock                   42,448,768 shares

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS

                                                         Page No.

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--March 31, 1996
     and December 31, 1995                                     1

   Consolidated Condensed Statements of Operations--Three
     Months Ended March 31, 1996 and 1995                      2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Three Months Ended
     March 31, 1996                                            3

   Consolidated Condensed Statements of Cash Flows--Three
     Months Ended March 31, 1996 and 1995                      4

   Notes to Consolidated Condensed Financial Statements      5-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    8-13

   Qualification Relating to Financial Information            14

Part II.  Other Information                                   15

Signatures                                                    16

                 PART I.  FINANCIAL INFORMATION
            INTERFERON SCIENCES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                          March 31,  December 31,
                                            1996          1995
                                         (Unaudited)       *
ASSETS                               ------------   ------------
Current assets
  Cash and cash equivalents          $  4,639,754   $  7,221,108
  Accounts and other receivables           24,176         47,351
  Inventories                           1,172,674        815,978
  Receivables from NPDC and
    affiliated companies, net              12,845         27,211
  Prepaid expenses and other
    current assets                         49,822         76,000
                                     ------------   ------------
Total current assets                    5,899,271      8,187,648
                                     ------------   ------------
Property, plant and equipment,
  at cost                              12,086,418     11,894,176
Less accumulated depreciation and
  amortization                         (6,943,301)    (6,760,181)
                                     ------------   ------------
                                        5,143,117      5,133,995
                                     ------------   ------------
Intangible assets, net of
  amortization                            334,582        341,596
Other assets                              266,159        289,343
                                     ------------   ------------
Total assets                         $ 11,643,129   $ 13,952,582
                                     =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                 $  1,047,553   $  1,125,806
                                     -------------  -------------
Total current liabilities               1,047,553      1,125,806
                                     -------------  -------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-34,448,768 shares        344,488        344,488
Capital in excess of par value         82,641,859     82,641,859
Accumulated deficit                   (72,390,771)   (70,159,571)
                                     -------------  -------------
Total stockholders' equity             10,595,576     12,826,776
                                     -------------  -------------
Total liabilities and stockholders'
  equity                             $ 11,643,129   $ 13,952,582
                                     =============  =============

*The condensed balance sheet as of December 31, 1995 has been summarized from the Company's audited balance sheet as of that date.
 The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Three Months Ended
                                                March 31,
                                       --------------------------
                                           1996          1995
                                       ------------   -----------
Revenues
Sales
 Alferon N Injection                   $            $   174,710
 Research products and other revenues        5,785        4,909
                                       ------------ ------------
Total revenues                               5,785      179,619
                                       ------------ ------------
Costs and expenses
Cost of goods sold and excess/idle
 production costs                          781,541      568,095
Research and development
 (net of $64,746 and $45,498
 of rental income received from NPDC)      974,309      960,152
General and administrative
 (includes $122,105 and $304,654
 of payments to NPDC for management
 fees and reimbursements of certain
 salaries and operating expenses; net
 of $79,548 received from NPDC for the
 three months ended March 31, 1996 for
 reimbursements of certain salaries)       550,170      446,392
                                       ------------ ------------
Total costs and expenses                 2,306,020    1,974,639
                                       ------------ ------------
Loss from operations                    (2,300,235)  (1,795,020)

 Interest and other income                  69,035        6,776
 Interest expense                                        (9,909)
                                       ------------ ------------

Net loss                               $(2,231,200) $(1,798,153)
                                       ============ ============

Net loss per share                     $      (.06) $      (.08)
                                       ============ ============

Weighted average number of
shares outstanding                      34,448,768   21,199,027










The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED MARCH 31, 1996
                           (Unaudited)


                                                                     Total
                                      Capital in      Accumu-        Stock-
                    Common Stock      Excess of        lated        holders'
                Shares      Amount    par value       Deficit        Equity
                ------      ------    ----------     --------       --------


Balance at
 Dec. 31,
 1995         34,448,768  $344,488   $82,641,859   $(70,159,571) $12,826,776


Net loss                                             (2,231,200)  (2,231,200)
              ---------------------------------------------------------------


Balance at
 March 31,
 1996          34,448,768  $344,488   $82,641,859  $(72,390,771)  $10,595,576



















The accompanying notes are an integral part of these consolidated condensed financial statements.

               INTERFERON SCIENCES, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                               Three Months Ended
                                                    March 31,
                                             -----------------------
                                                1996          1995
                                            ------------  ------------
Cash flows used for operations:
 Net loss                                   $(2,231,200)  $(1,798,153)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                190,776       194,015
   Change in operating assets and liabilities:
   Inventories                                 (356,696)     (122,432)
   Consignment inventory                                      220,410
   Receivables from NPDC and affiliated
     companies                                   14,366
   Accounts and other receivables                23,175      (172,301)
   Prepaid expenses and other current
     assets                                      26,178       (13,365)
   Accounts payable and accrued expenses        (78,253)       12,444
                                            ------------  ------------
   Net cash used for operations              (2,411,654)   (1,679,382)
                                            ------------  ------------
Cash flows from investing activities:
 Additions to property, plant and
   equipment                                   (113,424)
 Additions to intangible and other assets       (56,276)       (3,348)
                                            ------------  ------------
 Net cash used for investing activities        (169,700)       (3,348)
                                            ------------  ------------
Cash flows from financing activities:
 Net proceeds from sale of common stock                     1,482,500
 Increase in advances from NPDC                               109,766
 Reduction of long-term debt                                 (134,905)
                                            ------------  ------------
 Net cash provided by financing activities                  1,457,361
                                            ------------  ------------
Net decrease in cash and cash equivalents    (2,581,354)     (225,369)

Cash and cash equivalents at beginning
 of period                                    7,221,108       330,617
                                            ------------  ------------
Cash and cash equivalents at end of period  $ 4,639,754   $   105,248
                                            ============  ============
Cash paid for interest expense              $             $     8,564
                                            ============  ============
Noncash investing and financing activities:
 Offset of receivables in settlement of
   obligation to repurchase stock           $             $    67,783
                                            ============  ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.  Agreements with Purdue

       In 1988, the Company entered into exclusive marketing and distribution agreements with Mundipharma Pharmaceutical Company ("Mundipharma") with respect to ALFERON(R) N Injection. In 1991, Mundipharma assigned the right to market and distribute ALFERON N Injection in the United States to a related entity, Purdue Pharma L.P. ("Purdue Pharma," and collectively with Mundipharma and its other affiliates, "Purdue"), and retained the right to market and distribute ALFERON N Injection in Canada, Western Europe, Israel, India, Japan, and Australia. In 1993 and 1994, (i) the Company reacquired the right to market and distribute ALFERON N Injection in all countries other than the United States and Canada; (ii) the Company assumed responsibility for the conduct and funding of clinical trials to develop new indications for ALFERON N Injection;
(iii) the Company agreed to purchase for $4.00 per share 994,994 shares (the "Purdue Shares") of Common Stock of the Company held by Purdue over a period of 19 months; and (iv) Purdue Pharma and Mundipharma granted the Company an option (as amended, the "Repurchase Option") to reacquire the right to market and distribute ALFERON N Injection in the United States and Canada. In July 1995, the Company was relieved of its obligation to repurchase the remaining 619,994 Purdue Shares if the Repurchase Option was not exercised.

Note 2.  Inventories

       Inventories, consisting of material, labor and overhead, are classified as follows:

                              March 31,        December 31,
                                 1996              1995
                           --------------     --------------

   Finished goods          $   580,200        $   344,550
   Work in process             266,610            162,567
   Raw materials               325,864            308,861
                           ------------       ------------
                           $ 1,172,674        $   815,978


     Inventories at March 31, 1996 and December 31, 1995 are stated at their estimated net realizable value.

     Finished goods inventory at March 31, 1996 and December 31,
1995 consisted of vials of ALFERON N Injection.

Note 3.  Subsequent Events

     On May 2, 1996, the Company completed the sale of 8,000,000 shares of Common Stock for an aggregate of $16,000,000 (the "Offering"). The Company anticipates that of the estimated net proceeds of $14,490,000, it will use an aggregate of $3,760,012 to pay Purdue as set forth below, approximately $6,000,000 for research, product development and clinical trials of the Company's products, and the balance for working capital and general corporate purposes.

     In April 1996, the Company entered into an agreement with Purdue, conditioned upon the sale of at least 5,000,000 shares of Common Stock in the Offering, to reacquire the remaining marketing and distributuion rights from Purdue Pharma and Mundipharma for $3,260,962 in cash, subject to minor adjustment. In connection with the agreement, (i) Purdue Pharma agreed to provide, during the first year after the reacquisition, certain distribution services to the Company with respect to 24,000 vials of ALFERON N Injection at an aggregate cost of $240,000, (ii) Purdue Pharma agreed to provide during the second year after the reacquisition, if requested by the Company, certain distribution services to the Company with respect to up to 30,000 vials of ALFERON N Injection at a cost of $15 per vial, and (iii) the Company agreed to purchase from Purdue Pharma all vials of ALFERON N Injection and all other assets of Purdue Pharma used exclusively in its ALFERON N Injection business at an aggregate cost of $259,050 in cash, subject to minor adjustment. In addition, at the time of entering into the agreement, Purdue sold its remaining 619,994 Purdue Shares. Upon completion of the Offering, the Company applied $3,760,012 of the net proceeds to reacquire such marketing rights, pay for the first year's distribution services, and purchase such vials and other assets. The $3,313,705 cost of reacquisition of distribution rights from Purdue will be charged to expense in the second quarter of 1996.

     The Company believes that the reacquisition of marketing rights from Purdue will provide it with greater financial flexibility and control over the distribution of ALFERON N Injection. After reacquiring the marketing rights from Purdue, the Company intends to focus its marketing efforts in the United States on making additional sales to existing customers. While the Company does not expect to immediately form a sales force, it will consider doing so based upon sales experience and any approvals obtained for new indications.

     In April 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm GmbH ("Cell Pharm"). Cell Pharm, headquartered in Hanover, Germany, is a privately-owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on June 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices, and obligates Cell Pharm to purchase specified minimum amounts in each annual period. In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling the ALFERON N Injection at a price higher than a specified price. Cell Pharm is required to maintain an active and efficient sales and customer service organization with adequately trained personnel for marketing and selling the ALFERON N Injection. Cell Pharm represents to the Company that it has obtained, and Cell Pharm agrees to maintain in effect, all registrations, approvals, and consents from governments in Germany as are necessary to permit or facilitate the lawful handling, promotion, and resale of ALFERON N Injection in Germany. Cell Pharm has informed the Company that it intends to market ALFERON N Injection under the trade name Cellferon(R), pursuant to Cell Pharm's existing regulatory approval to market Cellferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of May 9, 1996, the Company had an aggregate of $14,200,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     The Company requires substantial funds to conduct research and development and preclinical and clinical testing and to market its products. The Company anticipates that its future capital requirements will increase as a result of the repurchase of certain marketing rights from Purdue. For the three months ended March 31, 1996 and the years ended December 31, 1995, 1994, and 1993, the cash utilized by the Company's operations was approximately $2.4 million, $7.1 million, $7.8 million, and $7.8 million, respectively. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; the ability of the Company to establish collaborative arrangements; and effective commercialization activities and arrangements.

     Management believes that the cash currently available will be sufficient to enable the Company to continue operations for approximately 24 months, although no assurance can be given in this regard. To fund the Company's operations beyond such period, the Company will require additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, which may not be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility.

     On May 2, 1996, the Company completed the sale of 8,000,000 shares of Common Stock for an aggregate of $16,000,000. Of the estimated net proceeds of $14,490,000, the Company has used an aggregate of $3,760,012 to pay Purdue and anticipates that it will use approximately $6,000,000 for research, product development and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

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

     In April 1995, Amarillo Cell Culture Company, Incorporated and its licensee agreed to purchase an aggregate of $750,000 of Common Stock at $2.00 per share, all of which cash was received during the second quarter of 1995.

     In the first quarter of 1995, the Company concluded an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto"), a pharmaceutical company located in Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of Common Stock at $1.45 per share (the then market price), all of which cash was received during the first quarter of 1995, and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then market price. Such additional $500,000 of Common Stock has to date not been purchased. Fujimoto has advised the Company that, to date, it has incurred higher than anticipated development expenses, and that it has determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto has therefore requested that the Company renegotiate such investment agreement and the related commercialization agreement. The Company intends to meet with Fujimoto to consider its request.

     During January 1994, Purdue ordered 45,000 vials of ALFERON
N Injection at an agreed upon price, which were shipped between June 1994 and November 1995. In June 1995, the Company received purchase orders from Purdue totalling 22,744 vials of ALFERON N Injection, of which 4,431 vials were shipped in November 1995. The balance of the order was cancelled when the Company reacquired the marketing rights for ALFERON N Injection in the United States and Canada from Purdue. Purdue has informed the Company that during the quarter ended March 31, 1996 and the years ended December 31, 1995 and 1994, it sold approximately 4,100 vials, 23,900 vials and 25,000 vials, respectively, and distributed as free samples approximately 70 vials, 400 vials and 2,000 vials, respectively, of ALFERON N Injection from its inventory.

     In January 1994, the Company amended its marketing and distribution agreements with Purdue. Pursuant to such amended agreements, the Company assumed sole responsibility to conduct and fund clinical trials required to obtain FDA approval for additional indications for ALFERON N Injection. Prior to these amendments, Purdue was responsible for the payment of the costs of such clinical trials. The Company anticipates that the expansion of its research and development efforts and clinical trial activities and its assuming responsibility for the conduct and funding thereof will increase operating expenses. The Company anticipates that its future capital requirements will increase even more as a result of the reacquisition of marketing rights from Purdue. The Company intends to seek to enter into joint ventures or other arrangements with strategic partners who agree to bear all or part of such expenses.

     In connection with the amendments to the agreements with Purdue, the Company agreed to purchase an aggregate of 994,994 shares of its Common Stock for $3,979,976 ($4.00 per share) from Purdue over a period of 19 months. The Company purchased 62,500 of such shares of Common Stock for $250,000 in January 1994 and was obligated to purchase an additional 250,000 shares of Common Stock for $1,000,000 in 1994. In 1994, the Company and Purdue agreed to offset $700,000 owed to the Company by Purdue, for the purchase of ALFERON N Injection during 1994, against the Company's obligation to purchase $1,000,000 of Common Stock from Purdue in 1994. As of December 31, 1994, $300,000 of this obligation to Purdue had not been paid and was reflected as a current liability on the balance sheet. In addition, as of March 31, 1995, the Company had an additional $67,783 of offsets based upon additional sales of ALFERON N Injection by Purdue leaving $232,217 of this obligation outstanding as of such date. In April 1995, the Company was required to purchase 62,500 shares of Common Stock for $250,000 and on August 31, 1995 was obligated to purchase 619,994 shares of Common Stock for $2,479,976. As of July 31, 1995, the Company had generated sufficient additional offsets based upon additional sales of ALFERON N Injection to and by Purdue to repay the $232,217 owed to Purdue as of March 31, 1995 and to pay $200,843 of the $250,000 owed to Purdue for the April 1995 stock repurchase. In July 1995, the Company entered into a further amendment to the agreements with Purdue, which became effective upon the sale on August 22, 1995 of more than the minimum number of shares of Common Stock in the August/September Offering, pursuant to which the balance owed to Purdue for the April 1995 stock repurchase (which had been reduced by further offsets) was forgiven and the Company obtained an option, exercisable until December 31, 1996, to reacquire the remaining marketing and distribution rights from Purdue. If the option were not exercised, the Company would no longer have the obligation to repurchase the 619,994 shares.

     In April 1996, the Company entered into an agreement with Purdue, conditioned upon the sale of at least 5,000,000 shares of Common Stock in the Offering, to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma for $3,260,962 in cash, subject to minor adjustment. In connection with the agreement (i) Purdue Pharma agreed to provide during the first year after the reacquisition certain distribution services to the Company with respect to 24,000 vials of ALFERON N Injection at an aggregate cost of $240,000, (ii) Purdue Pharma agreed to provide during the second year after the reacquisition, if requested by the Company, certain distribution services to the Company with respect to up to 30,000 vials of ALFERON N Injection at a cost of $15 per vial, and (iii) the Company agreed to purchase from Purdue Pharma all vials of ALFERON N Injection and all other assets of Purdue Pharma used exclusively in its ALFERON N Injection business at an aggregate cost of $259,050 in cash, subject to minor adjustment. In addition, at the time of entering into the agreement, Purdue sold its remaining 619,994 shares of Common Stock. Upon completion of the Offering, the Company applied $3,760,012 of the net proceeds to reacquire such marketing rights, pay for the first year's distribution services, and purchase such vials and other assets. The $3,313,705 cost of reacquisition of distribution rights from Purdue will be charged to expense in the second quarter of 1996.

     The Company believes that the reacquisition of marketing rights from Purdue will provide it with greater financial flexibility and control over the distribution of ALFERON N Injection. After reacquiring the marketing rights from Purdue, the Company intends to focus its marketing efforts in the United States on making additional sales to existing customers. While the Company does not expect to immediately form a sales force, it will consider doing so based upon sales experience and any approvals obtained for new indictions.

Results of Operations

     For the three months ended March 31, 1996, the Company's revenues of $5,785 were derived from sales of research products. Revenues of $179,619 for the three months ended March 31, 1995 included $174,710 from the sale of ALFERON N Injection and the balance from sales of research products. Cost of goods sold and excess/idle production costs totalled $781,541 and $568,095 for the three months ended March 31, 1996 and 1995, respectively. The inventory which was sold during the three months ended March 31, 1995 had been written down to its net realizable value. Since the facility was operating during the three months ended March 31, 1996 and 1995, excess/idle production costs primarily represented current production costs in excess of the estimated net realizable value of the inventory produced.

     Research and development expenses during the three months ended March 31, 1996 of $974,309 increased by $14,157 from $960,152 for the same period in 1995. The Company received $64,746 and $45,498 during the three months ended March 31, 1996 and 1995, respectively, as rental income from National Patent Development Corporation ("NPDC") for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the three months ended March 31, 1996 were $550,170 as compared to $446,392 for the same period in 1995. The increase of $103,778 was principally due to increases in payroll and other expenses. NPDC provides certain administrative services for which the Company paid NPDC $30,000 for each of the three month periods ended March 31, 1996 and 1995. In addition, for the three months ended March 31, 1996 and 1995, the Company reimbursed NPDC $48,750 and $62,499, respectively, for expenses paid by NPDC on behalf of the Company. During the three months ended March 31, 1995, NPDC provided to the Company, at its estimated cost, certain personnel which the Company used in its operations. For the three months ended March 31, 1995, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $212,155. Commencing January 1, 1996, most of the NPDC personnel who had been providing a portion of their time to the Company became employees of the Company and are now providing a portion of their time to NPDC at the Company's estimated cost. For the three months ended March 31, 1996, receipts from NPDC for the services provided to NPDC by Company personnel amounted to $79,548 and payments to NPDC for the services provided to the Company by NPDC personnel amounted to $43,355.

     Interest and other income for the three months ended March 31, 1996 was $69,035 as compared to $6,776 for the same period in 1995. The increase of $62,259 was due to more funds available for investment in the current period.

     Interest expense for the three months ended March 31, 1996 and 1995 was zero and $9,909, respectively. The decrease was due to the absence of interest bearing debt during the 1996 period.

     As a result of the foregoing, the Company incurred net losses of $2,231,200 and $1,798,153 for the three months ended March 31, 1996 and 1995, respectively.

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

Forward-Looking Statements

     This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, uncertainty of obtaining additional funding for the Company; uncertainty of obtaining United States regulatory approvals for the Company's products under development and foreign regulatory approvals for the Company's FDA-approved product and products under development and, if such approvals are obtained, uncertainty of the successful commercial development of such products; substantial competition from companies with substantially greater resources than the Company in the Company's present and potential businesses; no guaranteed source of required materials for the Company's products; dependence on certain distributors to market the Company's products; potential adverse side effects from the use of the Company's products; potential patent infringement claims against the Company; possible inability of the Company to protect its technology; uncertainty of pharmaceutical pricing; substantial royalty obligations payable by the Company; limited marketing and production experience of the Company; risk of product liability; and risk of loss of key management personnel, all of which are difficult to predict and many of which are beyond control of the Company.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY


         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                         MARCH 31, 1996


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

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K



     (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the period ended March 31, 1996.

                    INTERFERON SCIENCES, INC.

                         MARCH 31, 1996




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                               INTERFERON SCIENCES, INC.




DATE: May 14, 1996          By:  /s/ Lawrence M. Gordon
                                 Lawrence M. Gordon
                                 Chief Executive Officer




DATE: May 14, 1996          By:  /s/ Donald W. Anderson
                                 Donald W. Anderson
                                 Controller