Form 10-Q
period 1996-06-30
INTERFERON SCIENCES INC
filed 1996-08-14
CIK 351532

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 1996
                               or

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

                     Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of August 2, 1996:

     Common Stock                   42,574,294 shares

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS

                                                         Page No.

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--June 30, 1996
     and December 31, 1995                                      1

   Consolidated Condensed Statements of Operations--Three
     Months and Six Months Ended June 30, 1996 and 1995       2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Six Months Ended
     June 30, 1996                                              4

   Consolidated Condensed Statements of Cash Flows--Six
     Months Ended June 30, 1996 and 1995                        5

   Notes to Consolidated Condensed Financial Statements       6-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     8-13

   Qualification Relating to Financial Information             14

Part II.  Other Information                                 15-16

Signatures                                                     17

                 PART I.  FINANCIAL INFORMATION
            INTERFERON SCIENCES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                          June 30,   December 31,
                                            1996          1995
                                         (Unaudited)       *
ASSETS                               ------------   ------------
Current assets
  Cash and cash equivalents          $ 12,297,625   $  7,221,108
  Accounts and other receivables          361,449         47,351
  Inventories                           2,369,208        815,978
  Receivables from NPDC and
    affiliated companies, net              15,035         27,211
  Prepaid expenses and other
    current assets                        243,841         76,000
                                     ------------   ------------
Total current assets                   15,287,158      8,187,648
                                     ------------   ------------
Property, plant and equipment,
  at cost                              12,337,414     11,894,176
Less accumulated depreciation and
  amortization                         (7,129,167)    (6,760,181)
                                     ------------   ------------
                                        5,208,247      5,133,995
                                     ------------   ------------
Intangible assets, net of
  amortization                            326,926        341,596
Other assets                              173,900        289,343
                                     ------------   ------------
Total assets                         $ 20,996,231   $ 13,952,582
                                     =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                 $  1,273,002   $  1,125,806
                                     -------------  -------------
Total current liabilities               1,273,002      1,125,806
                                     -------------  -------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-42,574,294 and
 34,448,768 shares                        425,743        344,488
Capital in excess of par value         97,312,186     82,641,859
Accumulated deficit                   (78,014,700)   (70,159,571)
                                     -------------  -------------
Total stockholders' equity             19,723,229     12,826,776
                                     -------------  -------------
Total liabilities and stockholders'
  equity                             $ 20,996,231   $ 13,952,582
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

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Three Months Ended
                                                June 30,
                                       --------------------------
                                           1996          1995
                                       ------------   -----------
Revenues
Sales
 Alferon N Injection                   $   405,288  $   446,187
 Research products and other revenues        8,264        6,220
                                       ------------ ------------
Total revenues                             413,552      452,407
                                       ------------ ------------
Costs and expenses
Cost of goods sold and excess/idle
 production costs                          244,774      786,117
Research and development
 (net of $64,746 and $45,498 of
 rental income received from NPDC)       1,349,884      784,317
General and administrative
 (includes $120,384 and $274,524
 of payments to NPDC for management
 fees and reimbursements of certain
 salaries and operating expenses; net
 of $70,787 received from NPDC for the
 three months ended June 30, 1996 for
 reimbursements of certain salaries)     1,250,304      403,294
Cost of reacquisition of marketing
 rights                                  3,313,705
                                       ------------ ------------
Total costs and expenses                 6,158,667    1,973,728
                                       ------------ ------------
Loss from operations                    (5,745,115)  (1,521,321)

 Interest and other income                 121,186        3,789
 Interest expense                                       (22,705)
                                       ------------ ------------

Net loss                               $(5,623,929) $(1,540,237)
                                       ============ ============

Net loss per share                     $      (.15) $      (.07)
                                       ============ ============

Weighted average number of
shares outstanding                      38,480,150   22,463,768


The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                            Six Months Ended
                                                June 30,
                                       --------------------------
                                           1996          1995
                                       ------------   -----------
Revenues
Sales
 Alferon N Injection                   $   405,288  $   620,897
 Research products and other revenues       14,049       11,129
                                       ------------ ------------
Total revenues                             419,337      632,026
                                       ------------ ------------
Costs and expenses
Cost of goods sold and excess/idle
 production costs                        1,026,315    1,354,212
Research and development
 (net of $129,492 and $90,996 of
 rental income received from NPDC)       2,324,193    1,744,469
General and administrative
 (includes $242,489 and $579,178
 of payments to NPDC for management
 fees and reimbursements of certain
 salaries and operating expenses; net
 of $150,335 received from NPDC for the
 six months ended June 30, 1996 for
 reimbursements of certain salaries)     1,800,474      849,686
Cost of reacquisition of marketing
 rights                                  3,313,705
                                       ------------ ------------
Total costs and expenses                 8,464,687    3,948,367
                                       ------------ ------------
Loss from operations                    (8,045,350)  (3,316,341)

 Interest and other income                 190,221       10,565
 Interest expense                                       (32,614)
                                       ------------ ------------

Net loss                               $(7,855,129) $(3,338,390)
                                       ============ ============

Net loss per share                     $      (.21) $      (.15)
                                       ============ ============

Weighted average number of
shares outstanding                      36,752,415   21,813,559


The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED JUNE 30, 1996
                           (Unaudited)


                                                                     Total
                                      Capital in      Accumu-        Stock-
                    Common Stock      Excess of        lated        holders'
                Shares      Amount    par value       Deficit        Equity
                ------      ------    ----------     --------       --------


Balance at
 Dec. 31,
 1995         34,448,768  $344,488   $82,641,859   $(70,159,571) $12,826,776


Net proceeds
 from public
 sale of
 common
 stock        8,000,000     80,000    14,373,458                  14,453,458

Other issuances
 of common
 stock          125,526      1,255       296,869                     298,124

Net loss                                             (7,855,129)  (7,855,129)
              ---------------------------------------------------------------


Balance at
 June 30,
 1996          42,574,294  $425,743   $97,312,186  $(78,014,700)  $19,723,229



















The accompanying notes are an integral part of these consolidated condensed financial statements.

               INTERFERON SCIENCES, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                Six months ended
                                                    June 30,
                                             -----------------------
                                                1996          1995
                                            ------------  ------------
Cash flows used for operations:
 Net loss                                   $(7,855,129)  $(3,338,390)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                384,298       386,697
   Compensation paid with common stock          298,124
   Change in operating assets and liabilities:
   Inventories                               (1,553,230)       97,408
   Consignment inventory                                      220,410
   Receivables from NPDC and affiliated
     companies                                   12,176
   Accounts and other receivables              (314,098)     (585,593)
   Prepaid expenses and other current
     assets                                    (167,841)      (44,796)
   Accounts payable and accrued expenses        147,196       135,039
                                            ------------  ------------
   Net cash used for operations              (9,048,504)   (3,129,225)
                                            ------------  ------------
Cash flows from investing activities:
 Additions to property, plant and
   equipment                                   (234,185)
 Additions to intangible and other assets       (94,252)       (2,418)
                                            ------------  ------------
 Net cash used for investing activities        (328,437)       (2,418)
                                            ------------  ------------
Cash flows from financing activities:
 Net proceeds from sale of common stock      14,453,458     2,225,000
 Increase in advances from NPDC                               147,766
 Reduction of long-term debt                                 (409,275)
 Loans from principal stockholders                            870,000
 Proceeds from exercise of common
   stock options                                               20,000
                                            ------------  ------------
 Net cash provided by financing activities   14,453,458     2,853,491
                                            ------------  ------------
Net increase (decrease) in cash and
 cash equivalents                             5,076,517      (278,152)

Cash and cash equivalents at beginning
 of period                                    7,221,108       330,617
                                            ------------  ------------
Cash and cash equivalents at end of period  $12,297,625   $    52,465
                                            ============  ============
Cash paid for interest expense              $             $    31,269
                                            ============  ============
Noncash investing and financing activities:
 Offset of receivables in settlement of
   obligation to repurchase stock           $             $   486,573
                                            ============  ============

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

       In April 1996, the Company entered into an agreement with Purdue, conditioned upon the sale of at least 5,000,000 shares of Common Stock in a public offering, to reacquire the remaining marketing and distributuion rights from Purdue Pharma and Mundipharma for $3,260,962 in cash, subject to minor adjustment. In connection with the agreement, (i) Purdue Pharma agreed to provide, during the first year after the reacquisition, certain distribution services to the Company with respect to 24,000 vials of ALFERON N Injection at an aggregate cost of $240,000, (ii) Purdue Pharma agreed to provide during the second year after the reacquisition, if requested by the Company, certain distribution services to the Company with respect to up to 30,000 vials of ALFERON N Injection at a cost of $15 per vial, and (iii) the Company agreed to purchase from Purdue Pharma all vials of ALFERON N Injection and all other assets of Purdue Pharma used exclusively in its ALFERON N Injection business at an aggregate cost of $259,050 in cash, subject to minor adjustment. In addition, at the time of entering into the agreement, Purdue sold its remaining 619,994 Purdue Shares. On May 2, 1996, the Company completed the sale of 8,000,000 shares of Common Stock for an aggregate of $16,000,000 (the "Offering"). The Company applied $3,760,012 of the net proceeds of the Offering to reacquire such marketing rights, pay for the first year's distribution services, and purchase such vials and other assets. The $3,313,705 cost of reacquisition of distribution rights from Purdue was charged to expense in the second quarter of 1996.

Note 2.  Agreement with Cell Pharm GmbH

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

Note 3.  Inventories

       Inventories, consisting of material, labor and overhead, are classified as follows:

                              June 30,        December 31,
                                1996               1995
                           --------------     --------------

   Finished goods          $   764,334        $   344,550
   Work in process           1,252,666            162,567
   Raw materials               352,208            308,861
                           ------------       ------------
                           $ 2,369,208        $   815,978


     Finished goods inventory at June 30, 1996 and December 31,
1995 consisted of vials of ALFERON N Injection.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of August 2, 1996, the Company had an aggregate of $11,100,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     The Company requires substantial funds to conduct research and development and preclinical and clinical testing and to market its products. The Company anticipates that its future capital requirements will increase as a result of the repurchase of certain marketing rights from Purdue. For the six months ended June 30, 1996 and the years ended December 31, 1995, 1994, and 1993, the cash utilized by the Company's operations was approximately $9.0 million, $7.1 million, $7.8 million, and $7.8 million, respectively. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; the ability of the Company to establish collaborative arrangements; and effective commercialization activities and arrangements.

     Based on the Company's estimates of revenues and expenses, management believes that the cash currently available will be sufficient to enable the Company to continue operations for approximately 20 months. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility.

     On May 2, 1996, the Company completed the sale of 8,000,000 shares of Common Stock for an aggregate of $16,000,000. Of the net proceeds of $14,453,000, the Company has used an aggregate of $3,760,012 to pay Purdue and anticipates that it will use approximately $6,000,000 for research, product development and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

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

     During January 1994, Purdue ordered 45,000 vials of ALFERON
N Injection at an agreed upon price, which were shipped between June 1994 and November 1995. In June 1995, the Company received purchase orders from Purdue totalling 22,744 vials of ALFERON N Injection, of which 4,431 vials were shipped in November 1995. The balance of the order was cancelled when the Company reacquired the marketing rights for ALFERON N Injection in the United States and Canada from Purdue. Purdue has informed the Company that during the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994, it sold approximately 5,200 vials, 23,900 vials and 25,000 vials, respectively, and distributed as free samples approximately 90 vials, 400 vials and 2,000 vials, respectively, of ALFERON N Injection from its inventory. In addition, during the period from May 6, 1996 through June 30, 1996, the Company sold approximately 2,800 vials and distributed as free samples approximately 50 vials.

     In January 1994, the Company amended its marketing and distribution agreements with Purdue. Pursuant to such amended agreements, the Company assumed sole responsibility to conduct and fund clinical trials required to obtain FDA approval for additional indications for ALFERON N Injection. Prior to these amendments, Purdue was responsible for the payment of the costs of such clinical trials. During June and July 1996, respectively, the Company commenced a Phase 3 clinical trial in HIV-positive patients and a Phase 3 clinical trial in chronic Hepatitis C patients. The Company anticipates that the expansion of its research and development efforts and clinical trial activities and its assuming responsibility for the conduct and funding thereof will increase operating expenses. The Company anticipates that its future capital requirements will increase even more as a result of the reacquisition of marketing rights from Purdue. The Company intends to seek to enter into joint ventures or other arrangements with strategic partners who agree to bear all or part of such expenses.

     In April 1996, the Company entered into an agreement with Purdue, conditioned upon the sale of at least 5,000,000 shares of Common Stock in the Offering, to reacquire the remaining marketing and distribution rights from Purdue Pharma and Mundipharma for $3,260,962 in cash, subject to minor adjustment. In connection with the agreement (i) Purdue Pharma agreed to provide during the first year after the reacquisition certain distribution services to the Company with respect to 24,000 vials of ALFERON N Injection at an aggregate cost of $240,000, (ii) Purdue Pharma agreed to provide during the second year after the reacquisition, if requested by the Company, certain distribution services to the Company with respect to up to 30,000 vials of ALFERON N Injection at a cost of $15 per vial, and (iii) the Company agreed to purchase from Purdue Pharma all vials of ALFERON N Injection and all other assets of Purdue Pharma used exclusively in its ALFERON N Injection business at an aggregate cost of $259,050 in cash, subject to minor adjustment. In addition, at the time of entering into the agreement, Purdue sold its remaining 619,994 shares of Common Stock. Upon completion of the Offering, the Company applied $3,760,012 of the net proceeds to reacquire such marketing rights, pay for the first year's distribution services, and purchase such vials and other assets. The $3,313,705 cost of reacquisition of distribution rights from Purdue was charged to expense in the second quarter of 1996.

     The Company believes that the reacquisition of marketing rights from Purdue provides it with greater financial flexibility and control over the distribution of ALFERON N Injection. The Company intends to focus its marketing efforts in the United States on making additional sales to existing customers. While the Company does not expect to immediately form a sales force, it will consider doing so based upon sales experience and any approvals obtained for new indictions.

Results of Operations

     For the six months ended June 30, 1996, the Company's revenues of $419,337 included $405,288 from the sale of ALFERON N Injection and the balance from sales of research products. Revenues of $632,026 for the six months ended June 30, 1995 included $620,897 from the sale of ALFERON N Injection and the balance from sales of research products. The decline in revenues during the 1996 Period compared to the 1995 Period was principally due to sales of ALFERON N Injection to Purdue declining from approximately $540,000 in the 1995 Period to none in the 1996 Period, offset in part by sales of ALFERON N Injection to Cell Pharm in the 1996 Period and direct sales of ALFERON N Injection by the Company in the 1996 Period after it reacquired the United States and Canadian marketing rights for ALFERON N Injection from Purdue in May 1996. There were no sales to Purdue during the 1996 Period because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue during such period and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition. Cost of goods sold and excess/idle production costs totalled $1,026,315 and $1,354,212 for the six months ended June 30, 1996 and 1995, respectively. The inventory which was sold during the six months ended June 30, 1996 and 1995 had previously been written down to its then net realizable value. Since the facility was operating during the six months ended June 30, 1996 and 1995, excess/idle production costs primarily represented current production costs in excess of the estimated net realizable value of the inventory produced. The positive gross margin achieved during the three months ended June 30, 1996 reflects the higher selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights, as well as the low carrying values of inventories written down in prior periods due to the sales prices specified in the Purdue distribution agreements.

     Research and development expenses during the six months ended June 30, 1996 of $2,324,193 increased by $579,724 from $1,744,469 for the same period in 1995, principally because the Company has increased its level of clinical research on ALFERON N Injection. The Company received $129,492 and $90,996 during the six months ended June 30, 1996 and 1995, respectively, as rental income from National Patent Development Corporation ("NPDC") for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the six months ended June 30, 1996 were $1,800,474 as compared to $849,686 for the same period in 1995. The increase of $950,788 was principally due to nonrecurring compensation expenses of approximately $550,000 and the balance to increases in payroll and other operating expenses, including distribution expenses of $40,000 for ALFERON N Injection incurred as a result of the Company's reacquisition of marketing rights. NPDC provides certain administrative services for which the Company paid NPDC $60,000 for each of the six month periods ended June 30, 1996 and 1995. In addition, for the six months ended June 30, 1996 and 1995, the Company reimbursed NPDC $97,500 and $124,998, respectively, for expenses paid by NPDC on behalf of the Company. During the six months ended June 30, 1995, NPDC provided to the Company, at its estimated cost, certain personnel which the Company used in its operations. For the six months ended June 30, 1995, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $394,180. Commencing January 1, 1996, most of the NPDC personnel who had been providing a portion of their time to the Company became employees of the Company and are now providing a portion of their time to NPDC at the Company's estimated cost. For the six months ended June 30, 1996, receipts from NPDC for the services provided to NPDC by Company personnel amounted to $150,335 and payments to NPDC for the services provided to the Company by NPDC personnel amounted to $84,989.

     The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

     Interest and other income for the six months ended June 30, 1996 was $190,221 as compared to $10,565 for the same period in 1995. The increase of $179,656 was due to more funds available for investment in the current period.

     Interest expense for the six months ended June 30, 1996 and 1995 was zero and $32,614, respectively. The decrease was due to the absence of interest bearing debt during the 1996 period.

     As a result of the foregoing, the Company incurred net losses of $7,855,129 and $3,338,390 for the six months ended June 30, 1996 and 1995, respectively.


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

                          JUNE 30, 1996


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

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                   PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on June 19,
         1996, the following individuals were elected to serve as directors of the Company for a one-year term, with each individual nominee receiving the following votes:

     Director                 Votes For       Votes Withheld

     Dr. Leon Botstein          20,942,383        250,665
     Jerome I. Feldman          21,138,583         54,465
     Martin M. Pollak           21,138,683         54,365
     Lawrence M. Gordon         21,142,383         50,665
     Scott N. Greenberg         21,142,383         50,665
     Ogden R. Reid              21,141,783         51,265
     Dr. Samuel H. Ronel        21,142,183         50,865
     Dr. Stanley G. Schutzbank  21,142,383         50,665
     Dr. Roald Hoffmann         21,142,383         50,665
     Sheldon L. Glashow         21,142,383         50,665


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              4.4 -- Form of Underwriter's Purchase Options issued to the Underwriter in connection with the April 1996 Offering by the Registrant. Incorporated herein by reference to Exhibit 4.4 to Registration Statement No. 333-00845.

              10.48 -- Supply and Distribution Agreement, dated as
                       of April 3, 1996, between the Registrant and Cell Pharm GmbH. Incorporated herein by reference to Exhibit 10.56 to Registration Statement No. 333-00845.

              10.49 -- Quality Assurance Agreement, dated as of
                       April 3, 1996, between the Registrant and
                       Cell Pharm GmbH. Incorporated herein by
                       reference to Exhibit 10.57 to Registration
                       Statement No. 333-00845.

              10.50 -- RS Agreement, dated April 23, 1996, by and
                       among the Registrant, Mundipharma
                       Pharmaceutical Company, and Purdue Pharma
                       L.P. Incorporated herein by reference to
                       Exhibit 10.58 to Registration Statement No.
                       333-00845.

              10.51 -- Agreement, dated April 23, 1996, between
                       the Registrant and Purdue Pharma L.P.
                       Incorporated herein by reference to Exhibit
                       10.59 to Registration Statement No.
                       333-00845.

              10.52 -- Agreement, dated April 23, 1996, between
                       the Registrant and Mundipharma Pharma-
                       ceutical Company. Incorporated herein by reference to Exhibit 10.60 to Registration Statement No. 333-00845.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the period ended June 30, 1996.

                    INTERFERON SCIENCES, INC.

                          JUNE 30, 1996




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                               INTERFERON SCIENCES, INC.




DATE: August 14, 1996       By:  /s/ Lawrence M. Gordon
                                 Lawrence M. Gordon
                                 Chief Executive Officer




DATE: August 14, 1996       By:  /s/ Donald W. Anderson
                                 Donald W. Anderson
                                 Controller