Form 10-Q
period 1996-09-30
INTERFERON SCIENCES INC
filed 1996-11-14
CIK 351532

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended September 30, 1996
                               or

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

                     Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of November 1, 1996:

     Common Stock                   43,001,517 shares

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS

                                                         Page No.

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--September 30, 1996
     and December 31, 1995                                      1

   Consolidated Condensed Statements of Operations--Three
     Months and Nine Months Ended September 30, 1996 and 1995  2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Nine Months Ended
     September 30, 1996                                         4

   Consolidated Condensed Statements of Cash Flows--Nine
     Months Ended September 30, 1996 and 1995                   5

   Notes to Consolidated Condensed Financial Statements       6-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     8-13

   Qualification Relating to Financial Information             14

Part II.  Other Information                                    15

Signatures                                                     16

                 PART I.  FINANCIAL INFORMATION
            INTERFERON SCIENCES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                     September 30,   December 31,
                                         1996             1995
                                      (Unaudited)          *
ASSETS                               ------------   ------------
Current assets
  Cash and cash equivalents          $ 10,594,547   $  7,221,108
  Accounts and other receivables          311,447         47,351
  Inventories                           3,664,334        815,978
  Receivables from NPDC and
    affiliated companies, net             142,491         27,211
  Prepaid expenses and other
    current assets                        198,524         76,000
                                     ------------   ------------
Total current assets                   14,911,343      8,187,648
                                     ------------   ------------
Property, plant and equipment,
  at cost                              12,377,256     11,894,176
Less accumulated depreciation and
  amortization                         (7,319,004)    (6,760,181)
                                     ------------   ------------
                                        5,058,252      5,133,995
                                     ------------   ------------
Intangible assets, net of
  amortization                            319,270        341,596
Other assets                              173,900        289,343
                                     ------------   ------------
Total assets                         $ 20,462,765   $ 13,952,582
                                     =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                 $  1,613,010   $  1,125,806
                                     -------------  -------------
Total current liabilities               1,613,010      1,125,806
                                     -------------  -------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-43,001,517 and
 34,448,768 shares                        430,015        344,488
Capital in excess of par value         98,026,314     82,641,859
Accumulated deficit                   (79,606,574)   (70,159,571)
                                     -------------  -------------
Total stockholders' equity             18,849,755     12,826,776
                                     -------------  -------------
Total liabilities and stockholders'
  equity                             $ 20,462,765   $ 13,952,582
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

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Three Months Ended
                                              September 30,
                                       --------------------------
                                           1996          1995
                                       ------------   -----------
Revenues
Sales
 Alferon N Injection                   $   409,924  $   189,536
 Research products and other revenues      135,646       22,039
                                       ------------ ------------
Total revenues                             545,570      211,575
                                       ------------ ------------
Costs and expenses
Cost of goods sold and excess/idle
 production costs                          125,884      678,542
Research and development
 (net of $64,746 and $45,498 of
 rental income received from NPDC)       1,302,894      963,555
General and administrative
 (includes $113,141 and $349,415
 of payments to NPDC for management
 fees and reimbursements of certain
 salaries and operating expenses; net
 of $107,927 received from NPDC for
 the three months ended September 30,
 1996 for reimbursements of certain
 salaries)                                 840,477      552,218
                                       ------------ ------------
Total costs and expenses                 2,269,255    2,194,315
                                       ------------ ------------
Loss from operations                    (1,723,685)  (1,982,740)

 Interest and other income                 131,811       58,625
 Interest expense (includes $34,889
  for the three months ended
  September 30, 1995 to NPDC)                           (47,897)
                                       ------------ ------------

Net loss                               $(1,591,874) $(1,972,012)
                                       ============ ============

Net loss per share                     $      (.04) $      (.07)
                                       ============ ============

Weighted average number of
shares outstanding                      42,752,906   28,281,638


The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                            Nine Months Ended
                                              September 30,
                                       --------------------------
                                           1996          1995
                                       ------------   -----------
Revenues
Sales
 Alferon N Injection                   $   815,212  $   810,433
 Research products and other revenues      149,695       33,168
                                       ------------ ------------
Total revenues                             964,907      843,601
                                       ------------ ------------
Costs and expenses
Cost of goods sold and excess/idle
 production costs                        1,152,199    2,032,754
Research and development
 (net of $194,238 and $136,494 of
 rental income received from NPDC)       3,627,087    2,708,024
General and administrative
 (includes $355,630 and $928,593
 of payments to NPDC for management
 fees and reimbursements of certain
 salaries and operating expenses; net
 of $258,262 received from NPDC for
 the nine months ended September 30,
 1996 for reimbursements of certain
 salaries)                               2,640,951    1,401,904
Cost of reacquisition of marketing
 rights                                  3,313,705
                                       ------------ ------------
Total costs and expenses                10,733,942    6,142,682
                                       ------------ ------------
Loss from operations                    (9,769,035)  (5,299,081)

 Interest and other income                 322,032       69,190
 Interest expense (includes $34,889
  for the nine months ended
  September 30, 1995 to NPDC)                           (80,511)
                                       ------------ ------------

Net loss                               $(9,447,003) $(5,310,402)
                                       ============ ============

Net loss per share                     $      (.24) $      (.22)
                                       ============ ============

Weighted average number of
shares outstanding                      38,570,423   24,306,019


The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY
              NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (Unaudited)


                                                                     Total
                                      Capital in      Accumu-        Stock-
                    Common Stock      Excess of        lated        holders'
                Shares      Amount    par value       Deficit        Equity
                ------      ------    ----------     --------       --------


Balance at
 Dec. 31,
 1995         34,448,768  $344,488   $82,641,859   $(70,159,571) $12,826,776


Net proceeds
 from the
 public sale
 of common
 stock        8,000,000     80,000    14,373,458                  14,453,458

Net proceeds
 from the sale
 of common
 stock to
 Fujimoto
 Diagnostics,
 Inc.           287,223      2,872       497,128                     500,000

Other issuances
 of common
 stock          265,526      2,655       513,869                     516,524

Net loss                                             (9,447,003)  (9,447,003)
              ---------------------------------------------------------------


Balance at
 Sept. 30,
 1996          43,001,517  $430,015   $98,026,314  $(79,606,574)  $18,849,755















The accompanying notes are an integral part of these consolidated condensed financial statements.

               INTERFERON SCIENCES, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                Nine Months Ended
                                                  September 30,
                                             -----------------------
                                                1996          1995
                                            ------------  ------------
Cash flows used for operations:
 Net loss                                   $(9,447,003)  $(5,310,402)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                581,791       579,377
   Compensation paid with common stock          516,524
   Change in operating assets and liabilities:
   Inventories                               (2,848,356)       71,911
   Consignment inventory                                      220,410
   Receivables from NPDC and affiliated
     companies                                 (115,280)
   Accounts and other receivables              (264,096)     (722,437)
   Prepaid expenses and other current assets   (122,524)       (2,286)
   Accounts payable and accrued expenses        487,204      (203,904)
                                            ------------  ------------
   Net cash used for operations             (11,211,740)   (5,367,331)
                                            ------------  ------------
Cash flows from investing activities:
 Additions to property, plant and equipment    (274,027)
 Additions to intangible and other assets       (94,252)       (3,052)
                                            ------------  ------------
 Net cash used for investing activities        (368,279)       (3,052)
                                            ------------  ------------
Cash flows from financing activities:
 Net proceeds from sale of common stock
  and warrants                               14,953,458    14,719,035
 Decrease in advances from NPDC                               (73,821)
 Reduction of long-term debt                                 (409,275)
 Loans from principal stockholders                          1,870,000
 Repayment of loans from principal
  stockholders                                             (1,870,000)
 Proceeds from exercise of common
   stock options                                               20,000
                                            ------------  ------------
 Net cash provided by financing activities   14,953,458    14,255,939
                                            ------------  ------------
Net increase in cash and cash equivalents     3,373,439     8,885,556

Cash and cash equivalents at beginning
 of period                                    7,221,108       330,617
                                            ------------  ------------
Cash and cash equivalents at end of period  $10,594,547   $ 9,216,173
                                            ============  ============
Cash paid for interest expense              $             $    79,166
                                            ============  ============
Noncash investing and financing activities:
 Offset of receivables in settlement of
   obligation to repurchase stock           $             $   550,000
                                            ============  ============
 Termination of commitment to repurchase
   common stock                             $             $ 2,479,976
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


Note 2.  Agreement with Cell Pharm GmbH

       In April 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm GmbH ("Cell Pharm"). Cell Pharm, headquartered in Hanover, Germany, is a privately-owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on September 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices, and obligates Cell Pharm to purchase specified minimum amounts in each annual period. In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling the ALFERON N Injection at a price higher than a specified price. Cell Pharm is required to maintain an active and efficient sales and customer service organization with adequately trained personnel for marketing and selling the ALFERON N Injection. Cell Pharm represents to the Company that it has obtained, and Cell Pharm agrees to maintain in effect, all registrations, approvals, and consents from governments in Germany as are necessary to permit or facilitate the lawful handling, promotion, and resale of ALFERON N Injection in Germany. Cell Pharm has informed the Company that it intends to market ALFERON N Injection under the trade name Cellferon(R), pursuant to Cell Pharm's existing regulatory approval to market Cellferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

Note 3.  Inventories

       Inventories, consisting of material, labor and overhead, are classified as follows:

                           September 30,       December 31,
                                1996               1995
                           --------------     --------------

   Finished goods          $ 2,047,677        $   344,550
   Work in process             982,916            162,567
   Raw materials               633,741            308,861
                           ------------       ------------
                           $ 3,664,334        $   815,978


     Finished goods inventory at September 30, 1996 and December
31, 1995 consisted of vials of ALFERON N Injection.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of November 1, 1996, the Company had an aggregate of $9,600,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     The Company requires substantial funds to conduct research and development and preclinical and clinical testing and to market its products. The Company anticipates that its future capital requirements will increase as a result of the repurchase of certain marketing rights from Purdue. For the nine months ended September 30, 1996 and the years ended December 31, 1995, 1994, and 1993, the cash utilized by the Company's operations was approximately $11.2 million, $7.1 million, $7.8 million, and $7.8 million, respectively. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; the ability of the Company to establish collaborative arrangements; and effective commercialization activities and arrangements.

     Based on the Company's estimates of revenues and expenses, management believes that the cash currently available will be sufficient to enable the Company to continue operations for approximately 16 months. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility.

     On May 2, 1996, the Company completed the sale of 8,000,000 shares of Common Stock for an aggregate of $16,000,000. Of the net proceeds of $14,453,000, the Company has used an aggregate of $3,760,000 to pay Purdue and anticipates that it will use approximately $6,000,000 for research, product development and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

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

     In the first quarter of 1995, the Company concluded an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto"), a pharmaceutical company located in Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of Common Stock at $1.45 per share (the then market price), all of which cash was received during the first quarter of 1995, and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then market price. During January 1996, Fujimoto advised the Company that, to date, it had incurred higher than anticipated development expenses, and that it had determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto therefore requested that the Company renegotiate such investment agreement. The Company met with Fujimoto to consider its request. As a result of such meeting, during the third quarter of 1996 Fujimoto purchased the additional $500,000 of Common Stock originally scheduled for purchase on February 6, 1996 and reimbursed the Company $133,000 for the cancellation of a prior commitment to purchase ALFERON N Injection. The $133,000 was recorded as other revenues in the third quarter of 1996.

     During January 1994, Purdue ordered 45,000 vials of ALFERON
N Injection at an agreed upon price, which were shipped between June 1994 and November 1995. In June 1995, the Company received purchase orders from Purdue totalling 22,744 vials of ALFERON N Injection, of which 4,431 vials were shipped in November 1995. The balance of the order was cancelled when the Company reacquired the marketing rights for ALFERON N Injection in the United States and Canada from Purdue. Purdue has informed the Company that during the period from January 1, 1996 through May 6, 1996 and the years ended December 31, 1995 and 1994, it sold approximately 5,200 vials, 23,900 vials and 25,000 vials, respectively, and distributed as free samples approximately 90 vials, 400 vials and 2,000 vials, respectively, of ALFERON N Injection from its inventory. In addition, during the period from May 6, 1996 through September 30, 1996, the Company sold approximately 6,600 vials and distributed as free samples approximately 80 vials. During the month of October 1996, the Company sold approximately 5,200 vials of ALFERON N Injection, which represents a significant increase over Purdue's and, after the reacquisition of marketing rights, the Comapny's historical monthly sales. The Company is unable to determine whether such sales are indicative of increased future sales, and there can be no assurance as to what the level of future sales will be. Nonetheless, based in part on such October sales, the Company has determined to increase the rate of production of vials. However, there is a lead time of several months before the new production schedule will result in more finished vials, and even though the Company has built up its inventory of vials during the first nine months of 1996 for use in the Phase 3 clinical trials described below, if sales continue at or near the October rate, the Company may not have sufficient vials to meet sales demand over the short term.

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

     The Company believes that while the reacquisition of marketing rights from Purdue will increase the Company's future capital requirements, such reacquisition provides it with greater financial flexibility and control over the distribution of ALFERON N Injection. Since the reacquisition of marketing rights, the Company has focused its marketing efforts in the United States on making additional sales to existing customers. In September 1996, the Company hired Magnus Precht as Executive Vice President, Sales and Marketing. Mr. Precht is evaluating the Company's marketing strategy based on sales experience to date and is considering a number of options, including forming a small sales force and entering into arrangements with marketing partners.

Results of Operations

     For the nine months ended September 30, 1996 (the "1996 Period"), the Company's revenues of $964,907 included $815,212 from the sale of ALFERON N Injection and the balance from sales of research products and revenues resulting from the cancellation of a prior commitment to purchase ALFERON N Injection. Revenues of $843,601 for the nine months ended September 30, 1995 (the "1995 Period") included $810,433 from the sale of ALFERON N Injection and the balance from sales of research products. Sales of ALFERON N Injection to Purdue declined from approximately $660,000 in the 1995 Period to none in the 1996 Period, offset by direct sales of ALFERON N Injection of approximately $715,000 by the Company in the 1996 Period after it reacquired the United States and Canadian marketing rights for ALFERON N Injection from Purdue in May 1996. There were no sales to Purdue during the 1996 Period because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue during such period and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition. Cost of goods sold and excess/idle production costs totalled $1,152,199 and $2,032,754 for the nine months ended September 30, 1996 and 1995, respectively. The inventory which was sold during the nine months ended September 30, 1996 and 1995 had previously been written down to its then net realizable value. Since the facility was operating during the nine months ended September 30, 1996 and 1995, excess/idle production costs primarily represented current production costs in excess of the estimated net realizable value of the inventory produced. The positive gross margin achieved during the three months ended September 30, 1996 reflects the higher selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights, as well as the low carrying values of inventories written down in prior periods due to the sales prices specified in the Purdue distribution agreements.

     Research and development expenses during the 1996 Period of $3,627,087 increased by $919,063 from $2,708,024 for the 1995
Period, principally because the Company has increased its level of clinical research on ALFERON N Injection. The Company received $194,238 and $136,494 during the nine months ended September 30, 1996 and 1995, respectively, as rental income from National Patent Development Corporation ("NPDC") for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the 1996 Period were $2,640,951 as compared to $1,401,904 for the 1995 Period. The increase of $1,239,047 was principally due to nonrecurring compensation expenses of approximately $768,000 ($517,000 of which was paid in shares of Common Stock) and the balance to increases in payroll and other operating expenses, including distribution expenses of $100,000 for ALFERON N Injection incurred pursuant to the distribution agreement with Purdue which was entered into in connection with the Company's reacquisition of marketing rights. NPDC provides certain administrative services for which the Company paid NPDC $90,000 for each of the nine month periods ended September 30, 1996 and 1995. In addition, for the nine months ended September 30, 1996 and 1995, the Company reimbursed NPDC $146,250 and $187,497, respectively, for expenses paid by NPDC on behalf of the Company. During the nine months ended September 30, 1995, NPDC provided to the Company, at its estimated cost, certain personnel which the Company used in its operations. For the nine months ended September 30, 1995, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $651,096. Commencing January 1, 1996, most of the NPDC personnel who had been providing a portion of their time to the Company became employees of the Company and are now providing a portion of their time to NPDC at the Company's estimated cost. For the nine months ended September 30, 1996, receipts from NPDC for the services provided to NPDC by Company personnel amounted to $258,262 and payments to NPDC for the services provided to the Company by NPDC personnel amounted to $119,380.

     The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

     Interest and other income for the nine months ended September 30, 1996 was $322,032 as compared to $69,190 for the same period in 1995. The increase of $252,842 was due to more funds available for investment in the current period.

     Interest expense for the nine months ended September 30, 1996 and 1995 was zero and $80,511, respectively. The decrease was due to the absence of interest bearing debt during the 1996 period.

     As a result of the foregoing, the Company incurred net losses of $9,447,003 and $5,310,402 for the nine months ended September
30, 1996 and 1995, respectively.

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

                       SEPTEMBER 30, 1996


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

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the period ended September 30, 1996.

                    INTERFERON SCIENCES, INC.

                       SEPTEMBER 30, 1996




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                               INTERFERON SCIENCES, INC.




DATE: November 14, 1996     By:  /s/ Lawrence M. Gordon
                                 Lawrence M. Gordon
                                 Chief Executive Officer




DATE: November 14, 1996     By:  /s/ Donald W. Anderson
                                 Donald W. Anderson
                                 Controller