Form 10-K
period 1996-12-31
INTERFERON SCIENCES INC
filed 1997-03-31
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended                         December 31, 1996

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 25, 1997, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $66,110,960 based on the last reported sale price of such stock on the NASDAQ Small Cap Market on March 24, 1997.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at March 25, 1997
Common Stock, par value $.01
  per share                                    12,285,105 shares

                                          DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Proxy Statement for its 1997
Annual Meeting of Stockholders are incorporated by reference into
Part III hereof.

                                                   TABLE OF CONTENTS

                                                                      Page

Item 1.           Business                                              1

Item 2.           Properties                                           21

Item 3.           Legal Proceedings                                    22

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                     22

Item 5.           Market for the Registrant's Common Stock and
                  Related Stockholder Matters                          23

Item 6.           Selected Financial Data                              24

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  25

Item 8.           Financial Statements and Supplementary Data          32

Item 9.           Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                  52

Item 10.          Directors and Executive Officers of the Registrant   53

Item 11.          Executive Compensation                               53

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                           53

Item 13.          Certain Relationships and Related Transactions       53

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                          54

PART I

Item 1. Business

         (a)      General Development of Business

         Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON N Injection(R) (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and is being studied for potential use in the treatment of HIV, hepatitis C, and other indications. The Company also is studying ALFERON N Gel(R) and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha Interferon, for the potential treatment of viral and immune system diseases.

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

                Potential           Status of Clinical
Product         Application/        Trials(1)                       Sponsor
                Indications

ALFERON N       HIV-infected        Initial Phase 1 completed       (2)
Injection       patients
                                    Phase 3 in progress             Company


                Hepatitis C         Three multi-center              Company
                                    Phase 2 -- two completed,
                                    one in progress

                                    Phase 2 in Mexico               (3)
                                    in progress

                                    Phase 3 in previously           Company
                                    untreated patients in
                                    progress

                Multiple            Phase 2 proposed                Company (4)
                sclerosis

                Hepatitis B         Phase 2 proposed                Company (5)


ALFERON         Cervical            Phase 2 completed               Company
N Gel           dysplasia

                Intravaginal        Phase 2 proposed                Company (4)
                warts

                Mucocutaneous       Phase 2 proposed                Company (4)
                herpes in
                immuno-
                compromised
                patients

                Recurrent          Phase 2 proposed                 Company (5)
                genital herpes

ALFERON         HIV-infected       Two initial Phase 2              Company
LDO             patients           completed
                                   Phase 3 in progress              (6)
__________

    (1) Generally, clinical trials for pharmaceutical products are conducted in three phases. In Phase 1, studies are conducted to determine safety and tolerance. In Phase 2, studies are conducted to gain preliminary evidence as to the efficacy of the product as well as additional safety data. In Phase 3, studies are conducted to provide sufficient data to establish safety and statistical proof of efficacy in a specific dose. Phase 3 is the final stage of such clinical studies prior to the submission of an application for approval of a new drug or licensure of a biological product or for new uses of a previously-approved product. See "Business -- Governmental Regulation."

    (2) Sponsored by Walter Reed Army Institute of Research ("Walter Reed"). Funded by Purdue Pharma L.P. (collectively with its affiliates, "Purdue") and the Company.

    (3)           Sponsored by Industria Farmaceutica Andromaco, S.A. De
         C.V. ("Andromaco").

    (4) This trial may be funded in whole or in part from the Company's working capital. If not funded in whole from the Company's working capital, the timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

    (5) This trial will not be funded from the Company's working capital. The timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

    (6) Sponsored by the National Institute of Allergy and Infectious Diseases ("NIAID"). The Company provides clinical supplies.


Scientific Background

         Interferons are a group of proteins produced and secreted by cells to combat diseases. Researchers have identified four major classes of human interferon: alpha, beta, gamma, and omega. The Company's three ALFERON products contain a form of alpha interferon. The worldwide market for injectable alpha interferon-based products has experienced rapid growth and various alpha interferon injectable products are approved for 17 different medical uses in more than 82 countries.

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

         Clinical Trials for New Indications. In an effort to obtain approval to market ALFERON N Injection for additional indications in the United States and around the world, the Company is focusing its research program on conducting and planning various clinical trials for new indications.

         HIV-infected patients. The Human Immunodeficiency Virus ("HIV") infection is at epidemic levels in the world. The World Health Organization projects that this virus will affect 30 to 40 million people by the year 2000. HIV infection usually signals the start of a progressive disease that compromises the immune systems, ultimately resulting in Acquired Immune Deficiency Syndrome ("AIDS"). The United States Centers for Disease Control estimates that as of the middle of 1995, there were approximately 460,000 cases of AIDS in the United States and approximately 4.5 million cases of AIDS worldwide. According to preliminary data from the United States Centers for Disease Control, HIV infection became the leading cause of death in persons ages 25-44 in the U.S. in 1995. HIV-infected patients can be asymptomatic for many years before being afflicted by opportunistic infections or cancer. The Company believes that slowing the progression of the HIV infection in healthier patients may help fight against the development of opportunistic infections and cancer.

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

         In March 1992, Walter Reed launched a Phase 1 clinical trial with asymptomatic HIV-infected patients to investigate the safety and tolerance, at several dose regimens, of ALFERON N Injection, self-injected subcutaneously for periods of up to 24 weeks. The investigators concluded that the treatment was "surprisingly" well tolerated by patients, at all dose regimens. Preliminary findings were reported by Walter Reed at the IXth International Conference on AIDS in Berlin in 1993. The investigators also reported that CD4 white blood cell counts (which usually decrease in HIV-infected patients) either stabilized or improved in most patients while on therapy and that the expected interferon side effects, such as flu-like symptoms, were rare or absent in the majority of patients treated with the Company's product.

         Although this Phase 1 clinical trial was designed primarily to provide safety information on various doses of ALFERON N Injection used for extended periods of time, there were encouraging indications that certain disease parameters had stabilized or even improved in certain patients by the end of the experimental treatment.

         In a follow-up analysis of patients' blood testing data, it was found that after an average of 16 months after treatment, CD4 white blood cell counts remained essentially unchanged or were higher than at the onset of the trial in 11 of 20 patients. In addition, the amount of HIV detectable in the patients' blood, as measured by polymerase chain reaction ("PCR") testing, declined in a dose dependent manner (the greatest declines were observed in the highest dose group). Also, none of the patients were found to have developed neutralizing antibodies to Natural Alpha Interferon, even after being treated three times weekly for many months. These results were reported at the Third International Congress on Biological Response Modifiers held in Cancun, Mexico in January
1995 and were selected for a poster presentation at the 35th Interscience Conference on Antimicrobial Agents and Chemotherapy held in San Francisco in September 1995. An extensive report was published in the May 1996 issue of the Journal of Infectious Diseases.

         It is important to note that, because of the small number of study participants and the absence of a control group, no firm conclusions can be drawn from these observations. However, based on the safety and preliminary efficacy data obtained from this trial and after meeting with the FDA, the Company commenced a multi-center Phase 3 clinical trial of ALFERON N Injection in HIV-infected patients. This randomized, double-blind, placebo-controlled trial is designed to evaluate the safety and efficacy of ALFERON N Injection in the treatment of HIV-positive patients, some of whom may be taking other FDA-approved antiviral agents.
Enrolled patients must have CD4 white blood cell counts of at least 250 cells per microliter and a viral burden (as determined by PCR testing) of at least 2,000 RNA copies per milliliter. Enrollment for the Phase 3 trial is expected to be completed shortly at 16 centers. If the results of the treatment phase are favorable, the Company intends to seek FDA-approval of ALFERON N Injection in the treatment of HIV-positive patients in late 1997 or early 1998.
After satisfactorily completing the 24-week treatment phase, patients are eligible to enroll in a separate open-label continuation study to evaluate the safety and efficacy of different maintenance treatment regimens. To date, approximately 25% of the patients have completed the treatment phase and all of these patients have chosen to enroll in the continuation study. However, there can be no assurance that ALFERON N Injection for the treatment of patients with HIV will be cost-effective, safe, and effective or that the Company will be able to obtain FDA approval for such use. Furthermore, even if such approval is obtained, there can be no assurance that such product will be commercially successful or will produce significant revenues or profits for the Company.

         Hepatitis C. Chronic viral hepatitis is a liver infection caused by various hepatitis viruses. The United States Centers for Disease Control estimates that nearly four million people in the United States are presently infected with the hepatitis C virus ("HCV"), a majority of whom become chronic carriers and will suffer gradual deterioration of their liver and possibly cancer of the liver. Several brands of recombinant and cell-cultured interferon have been approved by various regulatory agencies worldwide for the treatment of hepatitis C, including two recombinant products in the United States. See "Business -- ALFERON N Injection -- Competition." However, reports have indicated that many patients either do not respond to treatment with the recombinant products or relapse after treatment. The Company has recently completed two multi-center, randomized, open-label, dose-ranging Phase 2 clinical trials utilizing ALFERON N Injection with patients chronically infected with HCV and is presently conducting one additional such trial. The objective of the Company's HCV clinical studies is to compare the safety and efficacy of different doses of Natural Alpha Interferon injected subcutaneously in naive (previously untreated), refractory (unsuccessfully treated with recombinant interferon), and relapsing (initially responded to recombinant interferon but later relapsed) patients.

         Patients in the naive study were treated at one of six centers with one of four dose levels of ALFERON N Injection administered subcutaneously three times per week. 77 patients were enrolled in the study with 66 patients completing the 24 weeks of treatment.
Of the 66, 63 completed the 24 weeks of follow-up. In general, treatment was well tolerated, even at the highest dose.

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

         Based on an abstract of the results submitted to the American Association for the Study of Liver Diseases ("AASLD"), this study was selected for an oral presentation at the AASLD meeting that took place in November 1995. In addition, the results of this study were published in the February 1997 issue of Hepatology.

         Patients in the refractory study were treated at one of seven centers with one of three dose levels of ALFERON N Injection administered subcutaneously three times per week. 69 patients were enrolled in the study with 63 patients completing the 24 weeks of treatment. Of the 63, 58 completed the 24 weeks of follow-up.
Again, in general, treatment was well tolerated, even at the highest dose.

         Results based on ALT values indicated a significant response at the end of treatment, as measured by normalization or near normalization (ALT less than 150% of the upper limit of normal) of ALT, in the highest dose group. At the end of treatment, the complete or near complete response rates were 14% for the lowest (3 of 22) and middle (3 of 21) dose groups and 25% (5 of 20) for the highest. 12% of the patients who have completed follow-up (7 of 58) had complete or near complete response rates at the end of follow-up, including 20% of the patients (4 of 20) in the lowest dose group, 5% (1 of 19) in the middle dose group, and 11% (2 of 19) in the highest dose group. Two patients with antibodies at the commencement of the study to the only recombinant interferon product then approved for treatment of hepatitis C had complete responses: one at the end of treatment (the patient relapsed during the follow-up period) and the other at the end of the follow-up period.

         In addition to the ALT testing, the quantity of HCV in the bloodstream of patients was measured by PCR testing. Such testing also indicated a significant response at the end of treatment, as measured by the proportion of patients having at least a 90% reduction in detectable HCV in the bloodstream, in the highest dose group. At the end of treatment, the percent of patients with at least a 90% reduction in detectable HCV in the bloodstream ranged from 6% (1 of 18) for the middle dose group to 37% (7 of 19) for the highest. 3% of the patients who have completed follow-up and for whom PCR testing data are available (1 of 36, such patient being in the lowest dose group) showed at least a 90% reduction in detectable HCV in the bloodstream at the end of follow-up.

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

         Studies with relapsing patients were commenced in five centers, following a protocol which only permitted patients who had been previously treated with a single six-month course of recombinant interferon therapy. However, since so many patients have a disease relapse after a single course of recombinant interferon therapy, many of them had been treated with two or more courses of this therapy, and therefore did not qualify for this study. The inability to enroll qualified patients delayed the trial and led the Company to amend its protocol to allow for enrollment of patients who have received up to three six-month courses of recombinant interferon therapy. Even with the amended protocol, the Company has experienced difficulties in enrolling patients and, as a result, three of the five initial study centers discontinued patient enrollment. The two other centers are still open for enrollment. In addition, analysis of the data, after approximately 50% of the patients had been treated, indicated that the most favorable response occurred at the highest dose. Therefore, the Company decided to modify the protocol to change from a dose-ranging study to a study of only the highest dose. The study will continue after the protocol is amended.

         The Company believes that the results of the trial with naive patients are promising. In addition, treatment of naive patients with ALFERON N Injection did not produce any interferon-neutralizing antibodies. The Company also believes that the results of the trial with refractory patients are promising. After meeting with the FDA, the Company commenced in the second quarter of 1996 a Phase 3 multi-center, randomized, controlled clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in naive chronic hepatitis C patients. Currently, approximately 65% of the required patients have been enrolled. In December 1996, the Company requested that clinical investigators in this study temporarily stop enrolling new patients because of a drug shortage caused by the unanticipated increase in commercial sales of ALFERON N Injection during the fourth quarter of 1996.
The investigators were recently notified to resume screening patients as of April 1997, now that sufficient drug supplies have been produced. The Company presently believes that enrollment in this study should be completed in the second quarter in 1997. The trial consists of a 24-week treatment phase and 24-week follow-up and also includes an interim analysis after approximately one-third of the enrolled patients complete the treatment phase. If results at the end of such interim analysis demonstrate at a very high level of statistical significance that ALFERON N Injection is effective, the Company intends to seek FDA approval by the end of the first quarter or early second quarter of 1998, while continuing to treat patients enrolled in the study. If FDA approval is not sought based on the interim analysis and results at the end of follow-up are favorable, the Company intends to seek FDA approval by the end of the third quarter of 1998. However, there can be no assurance that such efficacy results will be demonstrated at the time of the interim analysis or at all or that the use of ALFERON
N Injection for the treatment of patients with hepatitis C will be cost-effective, safe, and effective or that the Company will be able to obtain FDA approval for such use. Furthermore, even if such approval is obtained, there can be no assurance that such product will be commercially successful or will produce significant revenues or profits for the Company.

         In addition to the Company's HCV clinical studies, Andromaco has agreed to sponsor, under both United States and Mexican Investigational New Drug applications, a Phase 2 clinical trial of the use of ALFERON N Injection in patients infected with HCV. In the trial, which commenced in the third quarter of 1996 at the National Institute of Nutrition in Mexico City, patients are being treated using a different treatment schedule and frequency from that used in the previous trials conducted by the Company on patients infected with HCV. The trial is designed to provide information to help evaluate the safety and efficacy of this altered treatment regimen. See "Business -- ALFERON N Injection -- Marketing and Distribution."

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

         In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting MS. However, reports in the scientific literature and elsewhere have indicated that the significant adverse reactions associated with the treatments may limit their usefulness. Based in part on encouraging anecdotal reports on the use of ALFERON N Injection in MA patients, the Company is planning to conduct a clinical trial in order to investigate the potential use of ALFERON N Injection for the treatment of MS, which may be funded in whole or in part from the Company's working capital. If not funded in whole from the Company's working capital, the timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

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

         Marketing and Distribution. In 1988, the Company entered into exclusive marketing and distribution agreements with Purdue with respect to ALFERON N Injection. The Company reacquired from Purdue in 1993 and 1994 all marketing and distribution rights except in the United States and Canada and in May 1996 reacquired the remaining marketing and distribution rights. In connection with the 1996 reacquisition, Purdue agreed, among other things, (i) to provide during the first year after the reacquisition certain distribution services to the Company with respect to 24,000 vials of ALFERON N Injection at an aggregate cost of $240,000 and (ii) to provide during the second year after the reacquisition, if requested by the Company, certain distribution services to the Company with respect to up to 30,000 vials of ALFERON N Injection at a cost of $15 per vial. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company believes that the reacquisition of marketing and distribution rights from Purdue will provide it with greater financial flexibility and control over the distribution of ALFERON
N Injection. Since the reacquisition, the Company has focused its marketing efforts in the United States on making additional sales to existing customers. In September 1996, the Company hired an executive vice president for sales and marketing, and has subsequently hired a director of marketing and sales in the United States, a director of insurance reimbursement, and a sales representative. The executive vice president for sales and marketing is evaluating the Company's marketing strategy based on sales experience to date and is considering a number of options, including expanding the Company's sales force and entering into agreements with marketing partners in addition to those described below.

         In April 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm GmbH ("Cell Pharm"). Cell Pharm, headquartered in Hanover, Germany, is a privately-owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on June 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices, and obligates Cell Pharm to purchase specified minimum amounts in each annual period. In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling ALFERON N Injection at a price higher than a specified price. Cell Pharm is required to maintain an active and efficient sales and customer service organization with adequately trained personnel for marketing and selling ALFERON N Injection. Cell Pharm represents to the Company that it has obtained, and Cell Pharm agrees to maintain in effect, all registrations, approvals, and consents from governments in Germany as are necessary to permit or facilitate the lawful handling, promotion, and resale of ALFERON N Injection in Germany. Cell Pharm has informed the Company that it intends to market ALFERON N Injection under the trade name Cellferon(R), pursuant to Cell Pharm's existing regulatory approval to market Cellferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

         In the first quarter of 1995, the Company concluded an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto") for the commercialization of ALFERON N Injection and ALFERON N Gel in Japan (the "Fujimoto Agreement"). Fujimoto is affiliated with Fujimoto Pharmaceutical Company, a 60-year old company with facilities in central Japan. The Fujimoto Agreement grants Fujimoto exclusive rights to develop, distribute, and sell ALFERON N Injection and ALFERON N Gel in Japan. Pursuant to the terms of the Fujimoto Agreement, Fujimoto agreed to fund and conduct all preclinical and clinical studies required for Japanese regulatory approval. The Company will supply Fujimoto with ALFERON N Injection and will also manufacture and supply Fujimoto with ALFERON N Gel. Fujimoto will also purchase certain quantities of ALFERON N Injection and ALFERON N Gel at agreed-upon prices during the preclinical and clinical phases. Fujimoto has advised the Company that it will initially focus on the use of ALFERON N Injection for the treatment of patients infected with HCV. The first indication to be developed for ALFERON N Gel has not yet been determined. Fujimoto has incurred higher than anticipated development expenses, and Fujimoto has determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. In March, 1997, Fujimoto and the Company terminated the Fujimoto Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Governmental Regulation."

         In February 1994, the Company entered into an exclusive distribution agreement for ALFERON N Injection in Mexico with Andromaco, a privately-held pharmaceutical company headquartered in Mexico City which specializes in oncology and immunology products. Under the agreement, Andromaco applied for and recently obtained approval from the Mexican regulatory authorities to sell ALFERON N Injection for the treatment of genital warts, which will be marketed under the trade name ALTEMOL(R). Andromaco has agreed to sponsor, under both United States and Mexican Investigational New Drug applications, a Phase 2 clinical trial of the use of ALFERON
N Injection in patients infected with HCV. See "Business -- ALFERON N Injection -- Clinical Trials for New Indications -- Hepatitis C." The agreement establishes performance milestones for the maintenance of distribution rights by Andromaco in Mexico. In addition, the Company has a buy-out option to reacquire the marketing and distribution rights in Mexico under certain terms and conditions.

         Manufacturing. The purified drug concentrate utilized in the formulation of ALFERON N Injection is manufactured in the Company's facility located in New Brunswick, New Jersey, and ALFERON N
Injection is formulated and packaged at a production facility located in McPherson, Kansas and operated by Sanofi Winthrop, Inc. ("Sanofi") pursuant to a processing and supply agreement entered into in September 1994. Under the terms of the agreement with Sanofi, the Company pays Sanofi an agreed price to formulate and package ALFERON N Injection in accordance with specifications provided by the Company. These facilities received FDA approval in October 1989. Subsequently, the Company developed process improvements and completed an expansion of its manufacturing facility, both of which were approved by the FDA in June 1991. The process improvements and expanded facility enabled the Company to reduce the manufacturing costs of ALFERON N Injection and gave the Company increased production capacity for ALFERON N Injection.
Since the beginning of 1996, the Company increased its physical manufacturing capacity by 50%. The Company is evaluating another expansion of its manufacturing facility, which would provide significantly increased production capacity in the event that the Company's Phase 3 clinical trials in progress for HIV and hepatitis
C are successfully concluded and ALFERON N Injection is approved for the treatment of these new indications by the FDA (of which there can be no assurance). Such expansion would also have to be approved by the FDA. See "Business -- ALFERON N Injection --
Clinical Trials for New Indications," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"
"Business -- Governmental Regulation," and "Properties."

         Competition. Presently, INTRON(R) A, manufactured by Schering Plough Corp. ("Schering"), is the one other injectable interferon product approved by the FDA for the treatment of genital warts.
INTRON A is made from recombinant alpha interferon. Since the production of INTRON A is not dependent on a source of human blood cells, it may be able to be produced in greater volume and at a lower cost than ALFERON N Injection. Currently, the Company's wholesale price on a per unit basis of ALFERON N Injection is substantially higher than that of INTRON A. In March 1997, Minnesota Mining & Manufacturing Co. received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of genital warts. ALFERON N Injection also competes with surgical, chemical, and other methods of treating genital warts. The Company cannot assess the impact products developed by the Company's competitors or advances in other methods of the treatment of genital warts will have on the commercial viability of its product.

         If and when the Company obtains approvals for additional indications of ALFERON N Injection and its proposed products (such as the approval obtained by Cell Pharm in Germany), it expects to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.

         A number of synthetic antiviral compounds have been approved in the United States and certain foreign countries for the treatment, primarily in combination therapy, of HIV and AIDS, including reverse transcriptase inhibitors (nucleoside analogues) such as Epivir(R) and Retrovir(R) (manufactured by Glaxo Wellcome Inc.), Hivid(R) (manufactured by Roche Laboratories, Inc.), and Zerit(R) and Videx(R) (manufactured by Bristol-Myers Squibb
Company) and protease inhibitors such as Crixivan(R) (manufactured by Merck & Co., Inc.), Invirase(R) (manufactured by Roche Laboratories, Inc.), and Norvir(R) (manufactured by Abbott Laboratories). Also, Viramune(R), a non-nucleoside reverse transcriptase inhibitor (manufactured by Boehringer Ingelheim Corporation), was recently approved by the FDA for use in combination with nucleoside analogues for the treatment of HIV-infected adults.

         Schering's recombinant interferon product is already approved for the treatment of hepatitis C and hepatitis B in the United
States and other markets, as well as for many other medical uses. Roche Pharmaceuticals's recombinant interferon product was recently approved for the treatment of hepatitis C in the United States and for other medical uses in foreign countries.

         In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting MS.

         Many of the Company's potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources and product development, manufacturing, and marketing capabilities than the Company or its marketing partners. Therefore, there can be no assurance that, if the Company is able to obtain regulatory approval of ALFERON N Injection for the treatment of any additional diseases, it will be able to achieve any significant penetration into those markets.

ALFERON N Gel

         ALFERON N Gel is a topical, Natural Alpha Interferon preparation which the Company has developed and believes has potential in the treatment of cervical dysplasia, intravaginal warts, and mucocutaneous and genital herpes.

         Clinical Trials. The Company has completed one clinical trial and may conduct other clinical trials for its ALFERON N Gel formulation to develop applications and obtain initial approvals for such products.

         Cervical Dysplasia and Intravaginal Warts. Affecting approximately 500,000 to one million women each year in the United States alone, cervical dysplasia, or abnormal cervical cells, has been identified as a potential precursor to cervical cancer. Cervical cancer strikes approximately 13,000 women in the United States each year, causing 5,000 deaths, and is responsible for more than half a million deaths worldwide. Cervical dysplasia is caused by certain strains of the human papilloma virus ("HPV"), the same family of viruses that causes genital warts. The Company has completed a Phase 2 dose-ranging study using ALFERON N Gel at the Columbia- Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Pap smears, identification tests for the presence of virus, and cervical biopsies indicated that ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia in the majority of patients who completed the treatment course. Based upon these results, a physician-sponsored study in HIV-infected women with cervical dysplasia commenced in August 1995. However, the study was discontinued at the request of the physician-sponsor due to the loss of the physician's study coordinator and a change in the physician's priorities.

         The Company is planning to conduct a clinical trial in order to investigate the potential use of ALFERON N Gel for the treatment of intravaginal warts (which are also caused by the HPV), which may be funded in whole or in part from the Company's working capital.
If not funded from the Company's working capital, the timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

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

         ALFERON N Gel may also be of benefit to immunocompromised patients with mucocutaneous herpes. Patients with this form of herpes suffer from persistent skin lesions which have become resistant to existing therapies. The Company is planning to conduct a clinical trial in order to investigate the potential use of ALFERON N Gel for the treatment of this indication, which may be funded in whole or in part from the Company's working capital. If not funded from the Company's working capital, the timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

         Marketing and Distribution. The Company does not have any marketing agreement with respect to ALFERON N Gel and, if FDA approval is obtained, no assurance can be given that the Company will be able to enter into a marketing agreement on terms satisfactory to the Company. The Company may utilize its own sales force to market ALFERON N Gel if FDA approval is obtained. See "Business -- ALFERON N Injection -- Marketing and Distribution."

         Competition. The Company believes that two antiviral products are presently sold in the United States for the treatment of recurrent genital herpes: Zovirax(R) (manufactured by Glaxo
Wellcome Inc.) which contains acyclovir and is administered orally, topically, or intravenously and Famvir(R) (manufactured by SmithKline Beecham Pharmaceuticals) which contains famcyclovir and is administered orally. The only current treatment for cervical dysplasia in the United States is surgery.

ALFERON LDO

         ALFERON LDO is a low dose oral liquid Natural Alpha Interferon preparation which the Company has developed and believes has potential in the treatment of several quality-of-life parameters of importance to patients infected with HIV.

         Clinical Trials for ALFERON LDO. As described below, the Company has completed two Phase 2 clinical trials, and one Phase 3 clinical trial is in progress, for its ALFERON LDO formulation for the treatment of HIV-infected patients.

         HIV-infected patients. The Company has completed two double-blind studies at Mount Sinai Medical Center in New York involving ALFERON LDO. One was a placebo-controlled study in AIDS-related complex ("ARC") patients, and the other was a dose ranging study in AIDS or ARC patients. The results from the placebo-controlled study did not demonstrate a significant improvement or alteration in the expected progression of the disease, although patients receiving ALFERON LDO reported greater energy and appetite than those given the placebo. The results from the dose ranging study indicate that one of the doses may promote weight gain and an increase in energy and overall well-being.

         At the insistence of AIDS groups and community-based physicians who had been using low-dose formulations of interferon in their practice, the NIAID launched in the second quarter of 1996 a Phase 3 trial of three preparations of low-dose oral interferon, including ALFERON LDO. An advisory committee comprised of representatives from the Company and other interferon manufacturers, AIDS support groups, the FDA, and the National Institutes of Health was organized to design this multicenter study, which is examining the effectiveness of low dose oral alpha interferon therapy on several quality-of-life parameters of importance to patients infected with HIV. Patients enrolled in the study were randomly assigned to one of four treatment groups, with all participants receiving three compounds. In three of the groups, patients are receiving one active compound and two placebos. Patients in the fourth group are receiving only placebos. Neither the physician nor the patient will know which group the patient was assigned to until after the study, which has a six-month treatment phase and six-month follow-up period, is ended and the analysis is completed. While in the study, patients will be permitted to take antiretroviral drugs and therapies against opportunistic infections. To date, approximately one-third of patients are enrolled. The Company has provided clinical quantities of ALFERON LDO for use in the study.

         Marketing and Distribution. The Company does not have a marketing agreement with respect to ALFERON LDO and, if FDA approval of ALFERON LDO is obtained, no assurance can be given that the Company will be able to enter into a marketing agreement for such products on terms satisfactory to the Company. The Company may utilize its own sales force to market ALFERON LDO if FDA approval is obtained. See "Business -- ALFERON N Injection -- Marketing and Distribution."

         Competition. Under the terms of a licensing agreement (as amended, the "Amarillo Agreement") with Amarillo Bioscience, Inc. (formerly Amarillo Cell Culture Company, Incorporated) ("Amarillo")
(i) the Company has the exclusive right to sell ALFERON LDO, containing Natural Alpha Interferon, in the United States and all foreign countries other than Japan, (ii) Amarillo and Pharma Pacific Management Pty. Ltd. ("PPM"), a company which has also obtained a license from Amarillo, each has the right to sell any interferon other than Natural Alpha Interferon in the United States and all foreign countries other than Japan, and (iii) Hayashibara Biochemical Laboratory has the right to sell its low dose alpha interferon in Japan. See "Business -- Licenses and Royalty Obligations." Therefore, with respect to low dose oral interferon products, the Company will potentially compete with Amarillo and PPM in the United States and in the rest of the world except Japan and with Hayashibara Biochemical Laboratory in Japan. In addition, the Company will potentially compete with the manufacturers of the synthetic antiviral compounds that have been approved in the United States and certain foreign countries for the treatment of HIV and AIDS. See "Business -- ALFERON N Injection -- Competition."

Patents

         In the second quarter of 1996, the Company was issued a United States patent, comprised of 15 claims, for Natural Alpha
Interferon. The three major claims are for (i) a highly purified Natural Alpha Interferon composition produced from human peripheral blood leukocytes and (ii) an improved method to produce this composition. The issuance of this patent gives the Company protection for the manufacture, use, and sale of its Natural Alpha Interferon product in the United States and prevents a competitor from producing or using equivalent products derived from human peripheral blood leukocytes. Patent applications have also been filed in selected foreign countries.

         Also in the second quarter of 1996, the Company was issued a United States patent, comprised of four claims, that will expand the Company's portfolio on overall technologies in the interferon field. The biological activities of interferon take place when the interferon binds to Type 1 interferon receptor proteins, which are present in various human cells. The major claim is the composition claim for an interferon receptor protein specifically binding alpha and beta, but not gamma, interferon. The receptor, which is isolated from a cancerous cell line, binds both natural and recombinant alpha interferons and is a variant form of the human interferon receptor (Type 1) which has been found in some cases of acute leukemia. The claimed receptor protein could be used to produce anti-receptor antibodies that may have potential use in diagnostic testing for tumors or cancers which have an abnormal number of receptors. The claimed receptor protein may also have potential use as a therapeutic agent for those diseases which have aberrant production of interferon, by binding to and neutralizing the excess interferon.

         The United States Patent and Trademark Office has also issued two patents to the Company which disclose and claim topical interferon preparations. The patents encompass interferon preparations for the topical delivery of one or more interferons to the site of a disease which responds therapeutically to interferon, and a system for delivering interferon topically which prevents oxidation of the protein. The inventions specifically encompass the topical treatment for treating viral diseases, such as herpes genitalis, with alpha interferon. The Company has various other issued patents and patent applications pending in the field of biotechnology, purification processes, and therapeutics.

Licenses and Royalty Obligations

         F. Hoffmann-LaRoche Ltd. and Hoffmann-LaRoche, Inc. (collectively, "Hoffmann") have been issued patents covering human alpha interferon in many countries throughout the world. As of March 31, 1995, the Company obtained a non-exclusive perpetual license from Hoffmann (the "Hoffmann Agreement") which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann, any formulation of Natural Alpha Interferon. The Hoffmann Agreement replaced a 1988 non-exclusive license which, as amended, granted the Company the right to make, use, and sell in the United States, without a potential patent infringement claim from Hoffmann, injectable formulations of Natural Alpha Interferon for the treatment of genital warts or patients with diseases refractory to recombinant interferon therapy. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann, which consent cannot be unreasonably withheld.

         Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. The Hoffmann Agreement can be terminated by the Company on 30 days' notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. When the Company received FDA approval for ALFERON N Injection for the treatment of genital warts in 1989, the Company became obligated to issue shares of its Common Stock to Hoffmann as a prepaid royalty against future net sales by the Company. Under the terms of the Hoffmann Agreement, certain payments previously made to Hoffmann (including a portion of the value of the Common Stock previously issued to Hoffmann) are available as offsets against 50% of the Company's future royalty obligations to Hoffmann until the Company obtains an FDA approval to market ALFERON N Injection for an additional indication. For the years ended December 31, 1996, 1995 and 1994, the Company applied $77,584, $50,437 and $39,177 respectively, of the prepayments previously made to Hoffmann against the amounts due. As of December 31, 1996, the Company had approximately $514,046 of credits available to offset its future royalty obligations to Hoffmann.

         In October 1989, the Company entered into the Amarillo Agreement. Amarillo, which is located in Amarillo, Texas, is in the business of the research and development of animal health products and became a public company in 1996. Under the terms of the Amarillo Agreement, the Company has a non-exclusive license under all of Amarillo's issued patents, patent applications, and "know-how" relating to the treatment of humans by the oral administration of Natural Alpha Interferon in low doses. In addition, Amarillo has the right to purchase the Company's Natural Alpha Interferon for use in the animal health market and is obligated to pay royalties to the Company based upon sales using the Company's Natural Alpha Interferon.

         The Company will be obligated to pay Amarillo royalties of 10% on the sales of Natural Alpha Interferon products using Amarillo's patented technology as determined under the Amarillo Agreement. In addition, the Company is a party to certain license agreements, including the Hoffmann Agreement, pursuant to which it is obligated to pay royalties based upon commercial exploitation of ALFERON N
Gel and ALFERON LDO. Under the terms of such license agreements, the Company would pay royalties of up to 13.5% and 19.5% of net sales of ALFERON N Gel and ALFERON LDO, respectively.

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

         For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing, and marketing approval for drugs and other medical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. In addition to its United
States approval, ALFERON N Injection has received regulatory approval in Mexico, Germany, Hong Kong, and Singapore, and registration filings have been submitted in certain other countries.

         Under certain circumstances, the Company may be required to obtain FDA authorization to export products for sale in foreign countries. For instance, in most cases, the Company may not export products that have not been approved by the FDA unless it first obtains an export permit from the FDA. However, these FDA export restrictions generally do not apply if the Company's products are exported in conformance with their United States approvals or are manufactured outside the United States. At the present time, the Company does not have any foreign manufacturing facilities.

         In May 1990, the Company's licensee applied for a product license in the United Kingdom for the use of ALFERON N Injection for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The Company's licensee was advised that additional information and possibly clinical work would be necessary to resolve certain quality and safety issues before a product license would be recommended. The Company has determined not to pursue this matter.

Research Staff and Employees

   As of March 15, 1997, the Company had approximately 77 full-time employees, of whom approximately 13 hold Ph.D. degrees and 41 hold other degrees in scientific or technical fields. Of such employees, approximately 18 were engaged in research and product development, 24 were engaged in manufacturing and quality control, and the remainder were general and administrative personnel.

Research and Development

         During the fiscal years ended December 31, 1996, 1995, and 1994, the Company expended approximately $6.4 million, $3.7 million, and $5.2 million, respectively for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs.

Executive Officers of the Registrant

      The following table sets forth the names of the principal executive officers of the Company as of March 15, 1997 and their positions with the Company. The principal business experience of the executive officers for the last five years is also described below.

Name                               Age                Position

Samuel H. Ronel, Ph.D              60                 Chairman of the Board

Lawrence M. Gordon                 43                 Chief Executive Officer
                                                      and a Director

Stanley G. Schutzbank, Ph.D.       51                 President and a Director

Magnus Precht                      44                 Executive Vice President,
                                                      Sales and Marketing

Donald W. Anderson                 47                 Controller (Principal
                                                      Accounting and Financial
                                                      Officer) and Secretary

Drew Stoudt                        49                 Vice President, Regulatory
                                                      Affairs and Quality

Mei-June Liao, Ph.D.               45                 Vice President, Research
                                                      and Development

James R. Knill, M.D.               64                 Vice President,
                                                      Medical Affairs

Robert P. Hansen                   53                 Vice President,
                                                      Manufacturing

         Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined NPDC in 1970 and served as the Vice President of Research and Development of NPDC and as the President of Hydro Med Sciences, a division of NPDC, from 1976 to September 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of The Biotechnology Industry Organization in 1993.

         Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996, General Counsel of NPDC since November 1986, and Vice President of NPDC from June 1991 to September 1996. He was Associate General Counsel of NPDC from 1983 through November 1986.

         Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from
1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON
N Injection in 1989. Dr. Schutzbank joined NPDC in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of NPDC from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory
Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of the Regulatory Affairs Professionals Society.

         Magnus Precht has been Executive Vice President, Sales and Marketing of the Company since September 1996. Mr. Precht was employed by Pharmacia and Upjohn from 1983 to September 1996, serving from 1990 to September 1996 as Vice President and General Manager of Pharmacia's United States Peptide Hormones Division. He was Scandinavian Product Manager for Abbott Laboratories prior to working at Pharmacia.

         Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. He was an officer of various subsidiaries of NPDC from 1976 to September 1996.

         Drew Stoudt has been Vice President, Regulatory Affairs and Quality of the Company since March 1991. He was Vice President, Quality Assurance and Quality Control from February 1990 to March 1991. Mr. Stoudt has served as Director of Quality Assurance for the Company and other divisions of NPDC from 1985 to 1990.

          Mei-June Liao, Ph.D. has been Vice President, Research and Development of the Company since March 1995. She has served as a Director, Research & Development since 1987, and held senior positions in the Company's Research & Development Department since 1983. Dr. Liao received her Ph.D. from Yale University and completed a three-year post doctoral appointment at the Massachusetts Institute of Technology under the direction of Nobel Laureate in Medicine, Professor H. Gobind Khorana. Dr. Liao has authored many scientific publications and invention disclosures.

         James R. Knill, M.D. has been Vice President, Medical Affairs of the Company since September 1996 and a consultant to the Company from November 1995 to September 1996. Dr. Knill was employed as
Vice President of Medical Affairs for Cytogen Corporation from 1994 to 1995 and as consultant for Cytogen Corporation from 1995 to July 1996. He was previously employed for more than 20 years as Vice President of Medical Affairs for Bristol-Myers Squibb Company.

         Robert P. Hansen has been Vice President, Manufacturing of the Company since February 1997. He served as a Director of Manufacturing since 1995, and held senior positions in the Company's Manufacturing Department since 1987.


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

         The Company believes that its current facilities are suitable and adequate for research and development and commercial production of purified interferon, well maintained, and in good condition.
Substantially all equipment owned by the Company has been acquired over the past ten years and is in good working condition.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

         The Common Stock is traded in the over-the counter market and is quoted on the NASDAQ Small Cap Market under the symbol IFSC. Effective August 3, 1995, the trading market for the Common Stock was changed from the NASDAQ National Market System to the NASDAQ
Small Cap Market because of the failure of the Company to satisfy the listing requirements for the NASDAQ National Market System.
The following table sets forth for each period indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ National Market System through August 2, 1995 and on the NASDAQ
Small Cap Market commencing August 3, 1995. All prices have been adjusted for a one-for-four reverse stock split that became effective as of 5:00 p.m. New York City time on March 21, 1997.

                               1996                        1995

Quarter                 High         Low             High        Low
First...              $10 1/4      $ 6             $12         $ 5 1/4
Second...              12            7 1/4          10           6 3/4
Third....               8 1/4        4 1/2          11           6 3/4
Fourth...               7 7/8        3 1/2          12 3/8       6 1/4


         As of March 3, 1997, the Company had 839 stockholders of record.

         The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.

         On December 24, 1996, the Company sold in a private placement 1,403,750 shares of Common Stock at a price of $6.50 per share. The shares were sold to GT Global Health Care Fund (875,000), GT Global Fund, Inc. Global Healthcare Class (250,000 shares), and GT Global Fund, Inc. Global Theme Class (125,000 shares), each of which is a mutual fund managed by Chancellor LGT Asset Management, Inc.;
Public Employee Retirement System of Idaho (103,750 shares); and
City of Milford Pension & Retirement Fund (50,000 shares). The
Company received aggregate cash consideration of $9,124,375 less expenses of $61,300. Sunrise Securities Corp. acted as placement agent and in connection therewith received a commission (which it assigned to its designees) of 122,066 shares of Common
Stock and options to purchase 122,066 shares of Common Stock at a purchase price of $7.80 per share. The options are exercisable for a period of four years, commencing on December 24, 1997. The private placement and the issuance of shares and options to designees of Sunrise were made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") for a transaction by an issuer not involving any public offering and/or Rule 506 of Regulation D promulgated under the Securities Act.

         See "Management's Discussion and Analysis of Financial
Condition and Results of Operations -Liquidity and Capital
Resources."

Item 6.  Selected Financial Data
(Thousands of dollars except per share data)

                                                                  Year Ended December 31,
                                                    1996            1995         1994          1993          1992
Revenues                                        $    2,092    $     1,296    $      1,166    $      51     $    3,306
Research and development
  costs, net                                         6,400          3,726           5,196        4,151          3,983
General and administrative
  expense                                            3,405          1,940           4,974        2,367          2,113
Loss from operations                               (12,426)        (7,447)        (11,782)      (8,347)        (5,953)
Interest and other income
  (expense), net                                       441             75            (295)        (113)           (44)
Net loss                                           (11,986)        (7,372)        (12,078)      (8,460)        (5,997)
Net loss per share of
   common stock*                                     (1.20)         (1.11)          (2.47)       (2.19)         (1.67)
Dividends                                              NONE           NONE            NONE         NONE           NONE

__________________________________
*All periods have been restated to reflect the effect of the one-for-four reverse stock split that became effective as of 5:00 p.m. New York City time on March 21, 1997 (see Note 19 to the Consolidated Financial Statements).

                                                                            December 31,
                                                    1996            1995         1994          1993          1992
Total assets                                  $     27,743    $     13,953   $     8,182   $     20,301   $    21,096
Current maturities of
  long-term debt                                        --             --            409          1,999         2,001
Long-term debt, net of
  current maturities                                    --             --            --             138         1,679
Common Stock subject to
  repurchase commitment                                 --             --          2,730             --            --
Working capital (deficiency)                        19,929           7,062          (782)         7,985         7,706
Stockholders' equity                                25,374          12,827         2,979         17,131        16,157

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

          Since January 1981, the Company has been primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United
States by the Company, in Mexico by Andromaco, and in Germany by Cell Pharm, the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications.
The future revenues and profitability of, and availability of capital for, biotechnology companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means.
The Company has primarily financed its operations to date through private placements and public offerings of the Company's securities. All per share amounts have been adjusted for a one-for-four reverse stock split that became effective as of 5:00 p.m.
New York City time on March 21, 1997.

Liquidity and Capital Resources

          As of March 1, 1997, the Company had an aggregate of $14.8 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

          The Company requires substantial funds to conduct research and development and preclinical and clinical testing and to market its products. The Company anticipates that its future capital requirements will increase as a result of the repurchase of certain marketing rights from Purdue. For the years ended December 31, 1996, 1995, and 1994, the cash utilized by the Company's operations was approximately $13.3 million, $7.1 million, and $7.8 million, respectively. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; the ability of the Company to establish collaborative arrangements; and effective commercialization activities and arrangements.

          Based on the Company's estimates of revenues and expenses, management believes that the cash available at March 1, 1997, will be sufficient to enable the Company to continue operations for approximately 16 months. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility.

          On December 24, 1996, the Company sold in a private placement (the "December 1996 Private Placement") 1,403,750 shares of Common Stock at a price of $6.50 per share. The $9,124,375 of proceeds from such sale (less expenses of $61,300 excluding the impact of shares of common stock and warrants issued to the placement agent as additional compensation) will be used (i) to increase the Company's inventory of ALFERON N Injection in response to increased market demand, (ii) to expand the Company's manufacturing facility
(see "Properties"), (iii) to increase the Company's marketing and sales capabilities, and (iv) to fund the Company's clinical programs.

          On May 2, 1996, the Company completed the sale of 2,000,000 shares of Common Stock for an aggregate of $16,000,000 (the "May
1996 Offering"). Of the net proceeds of $14,453,000 from the May 1996 Offering, the Company has used an aggregate of $3,760,000 to pay Purdue and anticipates that it will use approximately
$6,000,000 for research, product development and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

          In August and September 1995, the Company completed the sale of 3,000,000 shares of Common Stock for an aggregate of $14,400,000 (the "August/September 1995 Offering"). Of the $12,494,000 of net proceeds from the August/September 1995 Offering, the Company has used $1,870,000 to repay indebtedness to certain principal stockholders and anticipates that it will use approximately
$7,000,000 for research, product development, and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

          Between May and August 1995, three principal stockholders of the Company loaned the Company an aggregate of $1,870,000. Such loans bore interest at prime plus 2% and were repaid with a portion of the proceeds of the August/September 1995 Offering.

          In April 1995, Amarillo and PPM agreed to purchase an aggregate of $750,000 of Common Stock at $8.00 per share, all of which cash was received during the second quarter of 1995.

          In connection with the Fujimoto Agreement, in the first quarter of 1995 Fujimoto purchased $1,500,000 of Common Stock at $5.80 per share (the then market price) and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then market price. During January 1996, Fujimoto advised the Company that, to date, it had incurred higher than anticipated development expenses, and that it had determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto therefore requested that the Company renegotiate such investment agreement. and the Company met with Fujimoto to consider its request. As a result of such meeting, during the third quarter of 1996 Fujimoto purchased the additional $500,000 of Common Stock originally scheduled for purchase on February 6, 1996 and reimbursed the Company $133,000 for the cancellation of a prior commitment to purchase ALFERON N Injection. The $133,000 was recorded as other revenues in the third quarter of 1996. In March, 1997, Fujimoto and the Company terminated the Fujimoto Agreement.

          In 1988, the Company entered into exclusive marketing and distribution agreements with Purdue with respect to ALFERON N
Injection. The Company reacquired from Purdue in 1993 and 1994 all except United States and Canadian marketing rights.

          In January 1994, the Company amended its marketing and distribution agreements with Purdue. Pursuant to such amended agreements, the Company assumed sole responsibility to conduct and fund clinical trials required to obtain FDA approval for additional indications for ALFERON N Injection. Prior to these amendments, Purdue was responsible for the payment of the costs of such clinical trials. During June and July 1996, respectively, the Company commenced a Phase 3 clinical trial in HIV-positive patients and a Phase 3 clinical trial in chronic Hepatitis C patients. See "Business -- ALFERON N Injection -- Clinical Trials for New Indications." The Company anticipates that the expansion of its research and development efforts and clinical trial activities and its assuming responsibility for the conduct and funding thereof will increase operating expenses. The Company intends to seek to enter into joint ventures or other arrangements with strategic partners who agree to bear all or part of such expenses.

          In May 1996, the Company reacquired the United States and Canadian marketing rights from Purdue for $3,313,705, which was charged to expense in the second quarter of 1996. In connection with the reacquisition of United States and Canadian marketing rights (i) Purdue agreed to provide during the first year after the reacquisition certain distribution services to the Company with respect to 24,000 vials of ALFERON N Injection at an aggregate cost of $240,000, (ii) Purdue agreed to provide during the second year after the reacquisition, if requested by the Company, certain distribution services to the Company with respect to up to 30,000 vials of ALFERON N Injection at a cost of $15 per vial, and (iii) the Company purchased from Purdue all vials of ALFERON N Injection and all other assets of Purdue used exclusively in its ALFERON N Injection business at an aggregate cost of $206,307.

          The Company believes that while the reacquisition of marketing rights from Purdue will increase the Company's future capital requirements, such reacquisition provides it with greater financial flexibility and control over the distribution of ALFERON N Injection. See "Business -- ALFERON N Injection -- Marketing and Distribution."

          During January 1994, Purdue ordered 45,000 vials of ALFERON N Injection at an agreed upon price, which were shipped between June 1994 and November 1995. In June 1995, the Company received purchase orders from Purdue totaling 22,744 vials of ALFERON N Injection, of which 4,431 vials were shipped in November 1995. The balance of the order was cancelled when the Company reacquired the marketing rights for ALFERON N Injection in the United States and Canada from Purdue. Purdue has informed the Company that during the period from January 1, 1996 through May 6, 1996 and the years ended December 31, 1995 and 1994, it sold approximately 5,200 vials, 23,900 vials and 25,000 vials, respectively, and distributed as free samples approximately 90 vials, 400 vials and 2,000 vials, respectively, of ALFERON N Injection from its inventory. In addition, during the period from May 6, 1996 through December 31, 1996, the Company sold approximately 16,100 vials and distributed as free samples approximately 100 vials.


Results of Operations

Year Ended December 31, 1996 versus Year Ended December 31, 1995

          For the year ended December 31, 1996 (the "1996 Period"), the Company's revenues of $2,091,907 included $1,939,595 from the sale of ALFERON N Injection and the balance from sales of research products and revenues resulting from the cancellation of a prior commitment to purchase ALFERON N Injection. Revenues of $1,295,662 for the year ended December 31, 1995 (the "1995 Period") included $1,260,933 from the sale of ALFERON N Injection and the balance from sales of research products. Sales of ALFERON N Injection to Purdue declined from approximately $918,000 in the 1995 Period to none in the 1996 Period, offset by direct sales of ALFERON N
Injection of approximately $1,810,000 by the Company in the 1996
Period after it reacquired the United States and Canadian marketing rights for ALFERON N Injection from Purdue in May 1996. There were no sales to Purdue during the 1996 Period because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue during such period and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition. Cost of goods sold and excess/idle production costs totaled $1,399,610 and $3,076,249 for the 1996 Period and 1995 Period, respectively. Substantially all of the inventory which was sold during the 1996 Period and the 1995 Period had previously been written down to its then net realizable value. Since the facility was operating during the 1996 Period and 1995 Period, excess/idle production costs primarily represented current production costs in excess of the estimated net realizable value of the inventory produced. The positive gross margin achieved during the 1996 Period reflects the higher selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights, as well as the low carrying values of inventories written down in prior periods due to the sales prices specified in the Purdue distribution agreements.

          Research and development expenses during the 1996 Period of $6,400,313 increased by $2,674,083 from $3,726,230 for the 1995
Period, principally because the Company has increased its level of clinical research on ALFERON N Injection. The Company received $258,984 and $181,992 during the 1996 Period and 1995 Period, respectively, as rental income from NPDC for the use of a portion of the Company's facilities, which offset research and development expenses.

          General and administrative expenses for the 1996 Period were $3,404,578 as compared to $1,939,864 for the 1995 Period. The increase of $1,464,714 was principally due to nonrecurring compensation expenses of approximately $768,000 ($517,000 of which was paid in shares of Common Stock) and the balance to increases in payroll and other operating expenses, including distribution expenses of $160,000 for ALFERON N Injection incurred pursuant to the distribution agreement with Purdue which was entered into in connection with the Company's reacquisition of marketing rights.
NPDC provides certain administrative services for which the Company paid NPDC $120,000 for each of the 1996 Period and 1995 Period. In addition, for the 1996 Period and 1995 Period, the Company reimbursed NPDC $195,000 and $249,996, respectively, for expenses paid by NPDC on behalf of the Company. During the 1995 Period, NPDC provided to the Company, at its estimated cost, certain personnel which the Company used in its operations. For the 1995 Period, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $871,149. Commencing January 1,
1996, most of the NPDC personnel who had been providing a portion of their time to the Company became employees of the Company and are now providing a portion of their time to NPDC at the Company's estimated cost. For the 1996 Period, receipts from NPDC for the services provided to NPDC by Company personnel amounted to $351,759 and payments to NPDC for the services provided to the Company by NPDC personnel amounted to $154,758.

          The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

          Interest and other income for the 1996 Period was $440,755 as compared to $155,478 for the 1995 Period. The increase of $285,277 was due to more funds available for investment in the current period.

          Interest expense for the 1996 Period and 1995 Period was zero and $80,511, respectively. The decrease was due to the absence of interest bearing debt during the 1996 Period.

          As a result of the foregoing, the Company incurred net losses of $11,985,544 and $7,371,714 for the 1996 Period and 1995 Period,
respectively.

Year Ended December 31, 1995 versus Year Ended December 31, 1994

          For the year ended December 31, 1995 (the "1995 Period"), the Company's revenues of $1,295,662 included $1,260,933 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $1,165,931 for the year ended December 31, 1994 (the "1994 Period") included $979,425 from the sale of ALFERON N Injection and the balance from sales of research products, contract research, and other revenues. Cost of goods sold and excess/idle production costs totaled $3,076,249 in the 1995 Period and $2,778,109 in the 1994 Period. The inventory which was sold in the 1995 Period and the 1994 Period had been written down to its net realizable value. For the portion of the 1995 Period and the 1994 Period during which the facility was operating, excess/idle production costs primarily represented current production costs in excess of the estimated net realizable value of inventory produced which resulted from limited production volumes. Excess/idle production costs were reduced by suspending ALFERON N Injection production during a portion of both the 1995
Period and the 1994 Period.

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

          General and administrative expenses for the 1995 Period were $1,939,864 as compared to $4,974,224 for the 1994 Period. The decrease of $3,034,360 was principally due to the amortization and subsequent write-off of prepaid royalties totaling $2,100,000 in the 1994 Period and decreases in payroll and other expenses in the 1995 Period. NPDC provides certain administrative services for which the Company paid NPDC $120,000 for each of the 1995 Period and the 1994 Period. In addition, during the 1995 Period and the 1994 Period, NPDC provided to the Company, at its estimated cost, certain personnel and services which the Company used in its operations. For the 1995 Period and the 1994 Period, such charges amounted to $1,121,145 and $1,194,380, respectively. Commencing January 1, 1996, the NPDC personnel who had been providing such services to the Company became employees of the Company, and will provide certain services to NPDC at the Company's estimated cost.

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

Recent Tax and Accounting Developments

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires the Company to estimate the future cash flows expected to result from the use and eventual disposition of its property, plant and equipment, and if the sum of such cash flows is less than the carrying amount of these assets, to recognize an impairment loss to the extent, if any, that the carrying amount of the assets exceeds their fair values. The
Company believes that, although it has a current period operating loss and a history of operating losses, expected future cash flows derived from these assets will be at least equal to their carrying values, and that no impairment loss will be indicated. The Company bases this assessment both upon expected future product revenues and upon the fact that it completed a major manufacturing facility expansion and purchase of manufacturing equipment in 1991, the cost of which constitutes a major portion of the carrying value of its property, plant and equipment. The Company believes that its facility will be suitable for a number of years without significant repairs.

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company may elect either a "fair value" based method or the "intrinsic value" based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," for its stock-based compensation arrangements. Under the "intrinsic value" based method, the Company is required to disclose in the footnotes to the consolidated financial statements net income and earnings per share computed under the "fair value" based method. The Company has elected to continue accounting for stock-based compensation arrangements using the "intrinsic value" based method; therefore, the adoption of SFAS 123 did not impact the Company's results of operations or financial condition.



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

Item 8.  Financial Statements and Supplementary Data

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . 33

Financial Statements:

    Consolidated Balance Sheets - December 31, 1996 and 1995 . . . . . . . 34

    Consolidated Statements of Operations - Years ended
     December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . 35

    Consolidated Statements of Changes in Stockholders'
     Equity - Years ended December 31, 1996, 1995 and 1994 . . . . . . . . 36

    Consolidated Statements of Cash Flows - Years ended
     December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . 37


Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 38

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                             KPMG Peat Marwick LLP


New York, New York
February 21, 1997

                        INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                    1996                   1995
ASSETS
Current assets
  Cash and cash equivalents                                                 $    17,491,955           $   7,221,108
  Accounts and other receivables                                                    233,037                  47,351
  Inventories                                                                     4,328,598                 815,978
  Receivables from NPDC and affiliated companies                                     82,902                  27,211
  Prepaid expenses and other current assets                                         162,019                  76,000
Total current assets                                                             22,298,511               8,187,648

Property, plant and equipment, at cost
  Land                                                                              140,650                 140,650
  Buildings and improvements                                                      7,611,994               7,384,102
  Equipment                                                                       4,720,936               4,369,424
                                                                                 12,473,580              11,894,176
 Less accumulated depreciation and amortization                                  (7,514,747)             (6,760,181)
                                                                                  4,958,833               5,133,995
Intangible assets, net of accumulated amortization
of $1,080,542 and $1,049,923
  Patent costs                                                                      311,619                 341,596

Other assets                                                                        173,900                 289,343
                                                                            $    27,742,863           $  13,952,582




LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                          $     1,908,381           $     872,552
  Accrued expenses                                                                  460,651                 253,254
Total current liabilities                                                         2,369,032               1,125,806


Commitments and contingencies

Stockholders' equity*
  Preferred stock, par value $.01 per share; authorized
  - 5,000,000 shares; none issued and outstanding
  Common stock, par value $.01 per share; authorized
   - 55,000,000 shares; issued and outstanding
   - 12,276,195 and 8,612,192 shares                                                122,762                  86,122
Capital in excess of par value                                                  107,396,184              82,900,225
Accumulated deficit                                                             (82,145,115)            (70,159,571)
Total stockholders' equity                                                       25,373,831              12,826,776
                                                                            $    27,742,863           $  13,952,582

*Stockholders' equity has been restated to reflect the effect of the one-for-four reverse stock split (see Note 19 to the Consolidated Financial Statements).

The accompanying notes are an integral part of these consolidated financial statements.

                         INTERFERON SCIENCES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                  1996                   1995               1994
Revenues
Sales
  ALFERON N Injection                                      $       1,939,595    $      1,260,933    $         979,425
  Research products and other
      revenues                                                       152,312              34,729              186,506

Total revenues                                                     2,091,907           1,295,662            1,165,931

Costs and expenses
Cost of goods sold and excess/idle
  production costs                                                 1,399,610           3,076,249            2,778,109
Research and development
  (net of $258,984, $181,992 and $150,000
  of rental income received from NPDC)                             6,400,313           3,726,230            5,195,699
General and administrative (includes
  $469,758, $1,241,145 and $1,314,380 of
  payments to NPDC for management fees
  and reimbursements of certain
  salaries and operating expenses;
  net of $351,759 received from NPDC
  in 1996 for reimbursements of
  certain salaries)                                                3,404,578           1,939,864            4,974,224
Cost of reacquisition of
  marketing rights                                                 3,313,705

Total costs and expenses                                          14,518,206           8,742,343           12,948,032

Loss from operations                                             (12,426,299)         (7,446,681)         (11,782,101)

  Interest and other income                                          440,755             155,478              157,929
  Net loss on sales of
    marketable securities                                                                                    (300,430)
  Interest expense (includes $34,889
    in 1995 to NPDC)                                                                     (80,511)            (152,935)


Net loss                                                   $     (11,985,544)   $     (7,371,714)   $     (12,077,537)


Net loss per share*                                        $           (1.20)   $          (1.11)   $           (2.47)

Weighted average number of
shares outstanding*                                               10,015,616           6,661,664            4,898,571

*All periods have been restated to reflect the effect of the one-for-four reverse stock split (see Note 19 to the Consolidated Financial Statements).

The accompanying notes are an integral part of these consolidated financial statements.

                      INTERFERON SCIENCES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              Capital in                              Total
                                                Common Stock Common Stock      excess of          Accumulated      stockholders'
                                                 Shares         Amount        par value             deficit           equity
Balance at December 31, 1993                    4,866,071*   $  48,661*     $ 67,792,216*       $ (50,710,320)     $ 17,130,557

Net proceeds from sale of common stock
  and warrants                                    152,500        1,525         1,474,910                              1,476,435
Commitment to purchase common stock from
  Purdue Frederick, Runham and Banela            (248,748)      (2,488)       (3,977,488)                            (3,979,976)
Net proceeds from the sale of common stock
  to Sentinel Charitable Remainder Trust          107,500        1,075           428,925                                430,000
Net loss                                                                                          (12,077,537)      (12,077,537)
Balance at December 31, 1994                    4,877,323       48,773        65,718,563          (62,787,857)        2,979,479

Net proceeds from public sale
  of common stock                               3,000,000       30,000        12,464,035                             12,494,035
Termination of commitment to repurchase
 common stock from Purdue Frederick               154,998        1,550         2,478,426                              2,479,976
Net proceeds from sale of common stock
 to Fujimoto Diagnostics, Inc.                    258,621        2,586         1,479,914                              1,482,500
Net proceeds from sale of common stock
 to Amarillo Bioscience, Inc. and its licensee     93,750          938           741,562                                742,500
Issuance of common stock in exchange
 for warrants to purchase common stock            225,000        2,250            (2,250)
Proceeds from exercise of common stock options      2,500           25            19,975                                 20,000
Net loss                                                                                           (7,371,714)       (7,371,714)
Balance at December 31, 1995                    8,612,192       86,122        82,900,225          (70,159,571)       12,826,776

Net proceeds from public and private sale of
  common stock                                  3,525,816       35,258        23,480,817                             23,516,075
Net proceeds from sale of common stock
  to Fujimoto Diagnostics, Inc.                    71,806          718           499,282                                500,000
Common stock issued as compensation                66,381          664           515,860                                516,524
Net loss                                                                                          (11,985,544)      (11,985,544)
Balance at December 31, 1996                   12,276,195    $ 122,762      $107,396,184        $ (82,145,115)     $ 25,373,831

*All periods have been restated to reflect the effect of the one-for-four reverse stock split (see Note 19 to the Consolidated Financial Statements). The accompanying notes are an integral part of these consolidated financial statements.

                 INTERFERON SCIENCES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996                   1995               1994
Cash flows from operations:
  Net loss                                                   $  (11,985,544)     $     (7,371,714)    $   (12,077,537)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
    Depreciation and amortization                                   785,185               777,276           2,926,439
    Compensation paid with common stock                             516,524
    Reduction of other assets                                                             150,000              50,000
  Net loss on sales of marketable securities                                                                  300,430
  Change in operating assets
   and liabilities:
    Receivables from NPDC and affiliated companies                  (55,691)               (7,210)             (1,500)
    Inventories                                                  (3,512,620)              213,180           1,129,847
    Consignment inventory                                                                 220,410            (220,410)
    Accounts and other receivables                                 (185,686)             (561,805)           (647,897)
    Prepaid expenses and other current assets                       (86,019)              (20,779)            154,958
    Accounts payable and accrued expenses                         1,243,226              (503,219)            604,359
  Net cash used for operations                                  (13,280,625)           (7,103,861)         (7,781,311)

Cash flows from investing activities:
  Sales of marketable securities                                                                            6,490,406
  Purchases of marketable securities                                                                       (2,496,445)
  Additions to property, plant and equipment                       (579,404)              (68,107)            (82,498)
  Reductions (additions) to intangible and other assets             114,801              (132,954)           (101,345)
  Net cash (used for) provided by investing activities             (464,603)             (201,061)          3,810,118

Cash flows from financing activities:
  Net proceeds from purchase agreement with D. Blech                                                         430,000
  Net proceeds from sale of common stock and warrants             24,016,075           14,719,035           1,476,435
  (Decrease) increase in advances from NPDC                                              (134,347)            126,297
  Reduction of long-term debt                                                            (409,275)         (1,727,989)
  Purchase of common stock from Runham and Banela                                                            (250,000)
  Loans from principal stockholders                                                     1,870,000
  Repayment of loans from principal stockholders                                       (1,870,000)
  Proceeds from exercise of common stock options                                           20,000
  Net cash provided by financing activities                       24,016,075           14,195,413              54,743

Net increase (decrease) in cash and cash equivalents              10,270,847            6,890,491          (3,916,450)

Cash and cash equivalents at beginning of year                     7,221,108              330,617           4,247,067

Cash and cash equivalents at end of year                     $    17,491,955     $      7,221,108     $       330,617

Cash paid for interest expense                               $                   $         79,166     $       205,190

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Organization, Business and Transactions with National
Patent

          Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON(R) N Injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and is being studied for potential use in the treatment of HIV, hepatitis C, and other indications. The Company also is studying ALFERON N Gel and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha Interferon, for the potential treatment of viral and immune system diseases. (See Note
6).

          The Company is a party to a management agreement with National Patent Development Corporation ("NPDC") pursuant to which certain legal, financial and administrative services have been provided by employees of NPDC. The fee for such services in 1996, 1995 and 1994 was $120,000 annually. In addition, during such years NPDC provided to the Company, at its estimated cost, certain personnel and services which the Company used in its operations. For the years ended December 31, 1996, 1995 and 1994, such charges amounted to $349,758, $1,121,145 and $1,194,380, respectively. Commencing
January 1, 1996, the NPDC personnel who had been providing such services to the Company became employees of the Company, and provided certain services to NPDC at the Company's estimated cost.
For the year ended December 31, 1996, such charges to NPDC amounted to $351,759. The Company was also covered under NPDC's insurance policies except for certain policies which the Company has in its own name beginning in 1994. The Company's allocated portion of insurance costs was zero, $15,000 and $114,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

          The Company owns the buildings which contain its offices and laboratories and presently leases out a portion of the buildings to NPDC. Total occupancy costs for the years ended December 31, 1996, 1995 and 1994 were approximately $991,000, $729,000 and $760,000, respectively. NPDC paid to the Company as rent NPDC's proportionate share of such occupancy costs (based on both square feet occupied and number of personnel), which amounted to $258,984, $181,992 and $150,000, respectively.

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

          Collaborative agreement research and development revenues and costs -- The costs of performing research and development are reported when incurred. Generally, the Company matches its collaborative research and development revenues in the same accounting periods in which the related research costs are incurred. However, when the revenues are exhausted, the Company has the option to continue the research activities at its own expense.

          Inventories -- Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost or market on a FIFO basis. Inventories, if any, which are expected to become obsolete before sale or use in research are written off.

          Stock option plan -- Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

          Pension plan -- The Company's employees are included in NPDC's pension plan. The Company provides for its allocable share of such costs as they accrue. Effective December 31, 1991, the plan benefits were frozen (See Note 13).

          Reverse stock split -- As a result of a one-for-four reverse stock split effective as of 5:00 PM, New York City time on March
21, 1997, all shares and per share information have been restated.

          Net loss per share -- Net loss per share is based on the weighted average number of shares of Common Stock outstanding during the period.

Note 3.           Operations and Liquidity

          The Company has experienced significant operating losses since its inception in 1980. As of December 31, 1996, the Company had an accumulated deficit of approximately $82.1 million. For the years ended December 31, 1996, 1995 and 1994, the Company had losses from operations of approximately $12.4 million, $7.4 million and $11.8
million, respectively.   Although the Company received FDA approval
in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance.
There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

          Based on the Company's estimates of revenues and expenses, management believes that the cash available will be sufficient to enable the Company to continue operations through approximately June, 1998. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility.

Note 4.           Agreements with Hoffmann-LaRoche

          F. Hoffmann-LaRoche Ltd. and Hoffmann-LaRoche, Inc. (collectively, "Hoffmann") have been issued patents covering human alpha interferon in many countries throughout the world. As of March 31, 1995, the Company obtained a non-exclusive perpetual license from Hoffmann (the "Hoffmann Agreement") which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann, any formulation of Natural Alpha Interferon. The Hoffmann Agreement replaced a 1988 non-exclusive license which, as amended, granted the Company the right to make, use, and sell in the United States, without a potential patent infringement claim from Hoffmann, injectable formulations of Natural Alpha Interferon for the treatment of genital warts or patients with diseases refractory to recombinant interferon therapy. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann, which consent cannot be unreasonably withheld.

          Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. The Hoffmann Agreement can be terminated by the Company on 30 days' notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. When the Company received FDA approval for ALFERON N Injection for the treatment of genital warts in 1989, the Company became obligated to issue shares of its Common Stock to Hoffmann as a prepaid royalty against future net sales by the Company. Under the terms of the Hoffmann Agreement, certain payments previously made to Hoffmann (including a portion of the value of the Common Stock previously issued to Hoffmann) are available as offsets against 50% of the Company's future royalty obligations to Hoffmann until the Company obtains an FDA approval to market ALFERON N Injection for an additional indication. As of December 31, 1996, the Company had approximately $514,046 of credits available to offset its future royalty obligations to Hoffmann.

          During the second quarter of 1994, the Company adopted a policy of amortizing prepaid royalties at the greater of the straight line rate over a five-year period or the amount of royalties incurred based upon sales. During the third quarter of 1994, the Company, in its quarterly evaluation of whether the unamortized balance of prepaid royalties is realizable, determined that it was prudent to write off such prepaid royalties. During 1994, the amortization and writeoff of prepaid royalties totaling $2,100,000 were included as general and administrative expense in the statements of operations and reflected as depreciation and amortization in the statements of cash flows.

          For the years ended December 31, 1996, 1995 and 1994, the Company applied $77,584, $50,437 and $39,177 respectively, of the prepayments previously made to Hoffmann against the amounts due.

Note 5.           Agreements with Purdue

          In 1988, the Company entered into exclusive marketing and distribution agreements with affiliates of The Purdue Frederick Company (collectively, "Purdue") with respect to ALFERON N Injection. The Company reacquired from Purdue in 1993 and 1994 all marketing rights except in the United States and Canada. In May 1996, the Company reacquired the United States and Canadian marketing rights from Purdue for $3,313,705, which was charged to expense in the second quarter of 1996.

          In connection with the reacquisition of United States and Canadian marketing rights (i) Purdue agreed to provide during the first year after the reacquisition certain distribution services to the Company with respect to 24,000 vials of ALFERON N Injection at an aggregate cost of $240,000, (ii) Purdue agreed to provide during the second year after the reacquisition, if requested by the Company, certain distribution services to the Company with respect to up to 30,000 vials of ALFERON N Injection at a cost of $15 per vial, and (iii) the Company purchased from Purdue all vials of ALFERON N Injection and all other assets of Purdue used exclusively in its ALFERON N Injection business at an aggregate cost of $206,307.

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

Note 7.           Agreement with Fujimoto Diagnostics, Inc.

          In the first quarter of 1995, the Company concluded an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto"), a pharmaceutical company located in Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of Common Stock at $5.80 per share (the then market price), all of which cash was received during the first quarter of 1995, and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then market price. During January 1996, Fujimoto advised the Company that, to date, it had incurred higher than anticipated development expenses, and that it had determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto therefore requested that the Company renegotiate such investment agreement, and the Company met with Fujimoto to consider its request. As a result of such meeting, during the third quarter of 1996 Fujimoto purchased the additional $500,000 of Common Stock originally scheduled for purchase on February 6, 1996 and reimbursed the Company $133,000 for the cancellation of a prior commitment to purchase ALFERON N Injection. The $133,000 was recorded as other revenues in the third quarter of 1996. In March, 1997, Fujimoto and the Company terminated the Fujimoto Agreement.

Note 8.           Agreement with Cell Pharm GmbH

          In April 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm. Cell Pharm, headquartered in Hanover, Germany, is a privately-owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on June 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices, and obligates Cell Pharm to purchase specified minimum amounts in each annual period. In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling ALFERON N Injection at a price higher than a specified price. Cell Pharm is required to maintain an active and efficient sales and customer service organization with adequately trained personnel for marketing and selling ALFERON N Injection. Cell Pharm represents to the Company that it has obtained, and Cell Pharm agrees to maintain in effect, all registrations, approvals, and consents from governments in Germany as are necessary to permit or facilitate the lawful handling, promotion, and resale of ALFERON N Injection in Germany. Cell Pharm has informed the Company that it intends to market ALFERON N Injection under the trade name Cellferon(R), pursuant to Cell Pharm's existing regulatory approval to market Cellferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

Note 9.           Marketable Securities

            During 1994, the Company's marketable securities consisted of United States Government obligations. The Company classified these debt securities as available-for-sale and recorded them at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until
realized.    A decline in the market value of any available-for-
sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

          Proceeds from the sale of marketable securities were $6,490,406 for the year ended December 31, 1994. Net realized losses on such sales for the year ended December 31, 1994 were $300,430. All of the Company's marketable securities were sold by December 31, 1994.

Note 10.          Inventories

          Inventories, consisting of material, labor and overhead, are classified as follows:

                                                           December 31,
                                                        1996          1995
      Finished goods . . . . . . . . . . . . . . . . $2,563,755     $344,550
      Work in process. . . . . . . . . . . . . . . .  1,106,214      162,567
      Raw materials. . . . . . . . . . . . . . . . .    658,629      308,861
                                                     $4,328,598     $815,978



          Finished goods consists of vials of ALFERON N Injection. Inventories at December 31, 1995 were written down to estimated net realizable value, based principally on sales prices specified in the Purdue Distribution Agreements. The positive gross margin achieved in 1996 reflects the higher selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights, as well as the lower carrying values of inventories written down in prior periods (see Note 5).

Write downs of inventories at December 31, 1995 and 1994 to their estimated net realizable values are included in cost of goods sold and excess/idle production costs for 1995 and 1994.


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

         As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $6,008,000 of net operating loss carryforwards, which expire in 2001-2006, are available to the Company upon ceasing to be a member of NPDC's consolidated return group. In addition, the Company has net operating loss carryforwards from tax years prior to joining the NPDC consolidated return group of approximately $2,126,000, which expire in 1997-1998. Further, the Company has net operating loss carryforwards for periods subsequent to May 31, 1991, and through December 31, 1995 of approximately $36,305,000, which expire in 2006-2010. For the year ended December 31, 1996, the Company had a tax net operating loss of $11,692,000, which expires in 2011.

         The Company believes that the events culminating with the closing of its Common Stock Offering on August 22, 1995 resulted in an "ownership change" under Internal Revenue Code Section 382 with respect to its stock. The Company believes that as a result of the ownership change, the future utility of its pre-change net operating losses are limited to an annual amount of approximately $3,230,000. In addition, the Company has approximately $116,000 of investment tax credit carryforwards and $973,000 of research and development credit carryforwards that are, in accordance with Internal Revenue Code Section 383, subject to the annual limitation under Internal Revenue Code Section 382. The following table summarizes the tax net operating losses as of December 31, 1996:

      Description                              Amount            Years Expire

      Subject to Section 382                 $38,860,000         1997 - 2010

      Not Subject to Section 382              17,271,000         2010 - 2011

                                             $56,131,000

          A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

          The Company has, as of December 31, 1996, deferred tax assets of approximately $20,173,000, deferred tax liabilities of approximately $122,000 and a valuation allowance of approximately $20,051,000. At January 1, 1996, the valuation allowance was $15,985,000. The increase to the valuation allowance of $4,066,000 is due primarily to net operating losses. The tax effects that give rise to these deferred tax assets and liabilities consist of the following as of December 31, 1996 and 1995:




Deferred tax assets                                  1996            1995

Net operating loss carryforwards                $ 19,084,000    $ 15,118,000
Tax credit carryforwards                           1,089,000       1,089,000
                                                  20,173,000      16,207,000

Deferred tax liabilities

Property and equipment,
  principally due to differences
  in depreciation                                   (122,000)       (222,000)

Net deferred tax asset                            20,051,000      15,985,000
Valuation allowance                              (20,051,000)    (15,985,000)

Net deferred tax asset after
  valuation allowance                           $      ---      $      ---

Note 12.          Stock Options, Warrants and Other Shares Reserved

          In 1981, the Company adopted the 1981 Stock Option Plan (the "Plan"), authorizing a committee of the Board of Directors to grant options, over a 10-year period, to purchase not more than 125,000 shares of Common Stock to officers, directors, employees and consultants of the Company. Since 1981, the Plan has been amended several times to increase the number of shares issuable under the Plan to 875,000 and to extend the Plan until 2001. Pursuant to the terms of the Plan, no option may be exercised after 10 years from the date of grant. The exercise price for any option issued may not be less than 85 percent of the market price of the common stock on the date of issuance.


          At December 31, 1996, the per share weighted-average fair value of stock options granted during 1996 and 1995 was $3.44 and $5.16 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.8%, expected volatility of 77.2% and an expected life of 3.3 years; 1995 - expected dividend yield of 0.0%, risk-free interest rate of 5.9%, expected volatility of 77.2% and an expected life of 5 years.

          The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                   1996             1995

       Net loss               as reported      $(11,985,544)   $ (7,371,714)
                              pro forma         (13,251,799)     (7,519,328)

       Net loss per share     as reported      $      (1.20)   $      (1.11)
                              pro forma               (1.32)          (1.13)




          Pro forma net loss reflects only options granted in 1996 and 1995. In addition, compensation cost is reflected over the options vesting period. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above.

          Employee stock option activity for options under the Plan during the periods indicated is as follows:

                                              Number of       Weighted-Average
                                               Shares          Exercise Price

          Balance at December 31, 1994          718,588             $8.23
                  Granted                       142,500              7.76
                  Exercised                      (2,500)             8.00
                  Forfeited                     (54,500)             8.08
                  Expired                       (42,750)             9.00

          Balance at December 31, 1995          761,338              8.11
                  Granted                       364,325              6.08
                  Exercised                       ---                 ---
                  Forfeited                      (1,275)             7.90
                  Expired                      (324,325)             8.10

          Balance at December 31, 1996          800,063             $7.19


          At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.36 - $11.00 and 2.20 years, respectively.

          At December 31, 1996 and 1995, the number of options exercisable was 677,113 and 615,738 respectively, and the weighted-average exercise price of those options was $7.12 and $8.17, respectively.



Information regarding all Options and Warrants

          Changes in options and warrants outstanding during the years ended December 31, 1996, 1995 and 1994, options and warrants exercisable and shares reserved for issuance at December 31, 1996, 1995 and 1994 are as follows:


                                                 Price Range          Number of
                                                  Per Share            Shares

     Outstanding at December 31, 1993        $ 8.52  -  $ 40.00      2,149,963
     Granted                                   8.00  -    10.80        579,675
     Exercised                                                            --
     Terminated                               12.52  -    40.00       (659,550)

     Outstanding at December 31, 1994          8.00  -    26.00      2,070,088
     Granted                                   6.24  -    16.80        480,068
     Exercised                                 8.00  -                  (2,500)
     Terminated                                8.00  -    26.00     (1,227,250)

     Outstanding at December 31, 1995          6.24  -    16.80      1,320,406
     Granted                                   4.36  -     9.60        564,325
     Exercised                                                            --
     Terminated                                7.24  -     9.00       (408,471)

     Outstanding at December 31, 1996          4.36  -    16.80      1,476,260

     Exercisable
     December 31, 1994                         8.00  -    26.00      1,960,300
     December 31, 1995                         6.24  -    16.80        893,973
     December 31, 1996                         4.36  -    16.80      1,153,310

     Shares reserved for issuance
     December 31, 1994                                               2,142,830
     December 31, 1995                                               1,347,899
     December 31, 1996                                               1,465,028


     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1994, include 5,000 shares under a warrant agreement with U.S. Capital Corporation. Such warrants expired unexercised in 1995.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1993, include 93,750 shares under warrant agreements with Purdue. Such warrants were terminated in 1994 as a result of the amended marketing and distribution agreements with Purdue.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1995, include 82,871 shares, and at December 31, 1994, include 50,000 shares, under warrant agreements with the underwriter of the October 1991 public offering of Common Stock. Such warrants expired unexercised in 1996.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1996, 1995 and 1994, include 31,250 shares under a warrant agreement with Strategic Growth International, the Company's outside public relations advisor.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1996 and 1995 include 148,865 shares and at December 31, 1994 include 1,250,000 shares under a warrant agreement with David Blech. During 1995, David Blech and certain other parties agreed to exchange 2,250,000 Class A Warrants and 2,250,000 Class B Warrants for 225,000 shares of Common Stock.

     Options and Warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1996, 1995 and 1994 include
15,250 shares under a warrant agreement issued as a commission in connection with the sale of shares of Common Stock to an institutional investor.

     Options and warrants outstanding and shares reserved for issuance at December 31, 1996 and 1995, and options and warrants exercisable at December 31, 1996, include 280,833 shares under warrant agreements with the underwriter of the August/September 1995 Offering.

     Options and warrants outstanding and shares reserved for issuance at December 31, 1996, include 200,000 shares under warrant agreements with the underwriter of the May 1996 Offering.

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

          In the event that the accrued vested benefit exceeds the $7,500 payable limit as outlined in the Plan, payment will be deferred until a terminated vested participant reaches age 65 or elects early retirement, at age 60 or later. As of December 31, 1996, 1995 and 1994, the projected benefit obligation of the NPDC Plan was $5,549,000, $5,890,000, and $4,469,000 and the fair value of plan assets was $4,481,600, $4,352,900, and $3,405,000. The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25%. The expected long-term rate of return on assets was 10%.

          NPDC has announced its intention to terminate the Plan during 1997. In this termination, NPDC will provide additional funding to the Plan such that Plan assets will be sufficient to satisfy all benefit liabilities under the Plan, with respect to each participant and each beneficiary of a deceased participant. This will be accomplished by the purchase of irrevocable annuity contracts from an insurer or by an alternative form of distribution provided for under the Plan.

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

          The Savings Plan permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal
Revenue Code of 2% to 6% of base compensation. The Company matches
40% of the participants' eligible contributions based on a formula set forth in the Savings Plan. For 1996, 1995 and 1994, the Company's contribution to the Savings Plan was $79,000, $49,000 and $53,000, respectively. Participants are fully vested in their contributions and may withdraw such contributions at time of employment termination, or at age 59 1/2, or earlier in the event of financial hardship. Amounts otherwise are paid at retirement or in the event of death or disability. Employer contributions vest at a rate of 20% per year.

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

Note 15.          Non-cash Financing and Investing Activities

          During the years ended December 31, 1996, 1995 and 1994 the following noncash financing and investing activities occurred:

1996:

          The Company issued 66,381 shares, valued at $516,524, of Common Stock as compensation.

          The Company issued 122,066 shares of Common Stock for services provided by the underwriter of the December 24, 1996 private placement.

1995:

          Offset of receivables in settlement of obligation to repurchase Common Stock for $550,000 and forgiveness of balance due.

          By agreement, the Company terminated a commitment to repurchase 154,998 shares, valued at $2,479,976, of Common Stock from Purdue.

1994:

          The Company committed to purchase 233,123 shares, valued at $3,729,976, of its Common Stock from Purdue.

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

          See Notes 4 and 6 for information relating to royalties payable to Hoffmann and the Partnership, respectively.

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

Note 19.          Subsequent Event

          On March 21, 1997, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock. The reverse stock split became effective as of 5:00 PM, New York City time, on March 21, 1997 (the
"Effective Time").   As of March 21, 1997, there were 49,104,779
shares of Common Stock outstanding and after the Effective Time there were approximately 12,276,000 shares of Common Stock outstanding.

          The par value of the Common Stock did not change as a result of the reverse stock split. Cash was paid in lieu of fractional shares based on the last reported sale price of the new Common
Stock on the first trading date after the Effective Time.

          The balance sheets at December 31, 1996 and 1995 as well as the loss per share and average outstanding shares for the years ended December 31, 1996, 1995 and 1994 have been restated to reflect the reverse split as if it had occurred on January 1, 1994.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)(1)     The following financial statements
           are included in Part II, Item 8:
                                                                        Page

Independent Auditor's Report                                             33

Financial Statements:

          Consolidated Balance Sheets -
          December 31, 1996 and 1995                                     34

          Consolidated Statements of
          Operations - Years ended
          December 31, 1996, 1995, and 1994                              35

          Consolidated Statements of Changes in
          Stockholders' Equity - Years ended
          December 31, 1996, 1995 and 1994                               36

          Consolidated Statements of Cash Flows
          Years ended December 31, 1996, 1995,
          and 1994                                                       37

          Notes to Consolidated Financial Statements                     38

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

Dated:  March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

/s/ Samuel H. Ronel               Chairman of the Board        March 27, 1997
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon            Chief Executive Officer      March 27, 1997
Lawrence M. Gordon                and Director
                                  (Principal Executive
                                   Officer)

/s/ Stanley G. Schutzbank         President and Director       March 27, 1997
Stanley G Schutzbank, Ph.D.

___________________               Director                     March __, 1997
Leon Botstein, Ph.D.

__________________                Director                     March __, 1997
Jerome I. Feldman

_____________________             Director                     March __, 1997
Sheldon L. Glashow

/s/ Scott N. Greenberg            Director                     March 27, 1997
Scott N. Greenberg

____________________              Director                     March __, 1997
Roald Hoffmann, Ph.D.

/s/ Martin M. Pollak              Director                     March 27, 1997
Martin M. Pollak

/s/ Donald W. Anderson            Controller (Principal        March 27, 1997
Donald W. Anderson                Accounting and
                                  Financial Officer)

        The foregoing constitute a majority of the members of the Board of Directors.

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

3.5 -  Certificate of Amendment to the Restated Certificate of
Incorporation of the Registrant.*

3.6 - By-Laws of the Registrant, as amended. Incorporated herein by reference to Exhibit 3.2 of Registration Statement No. 2-7117.

4.1 - Form of Underwriter's Purchase Option issued in connection with the August/September 1995 Offering. Incorporated herein by reference to Exhibit 4.1 of Registration Statement No. 33-59479.

4.2 - Form of Underwriter's Purchase Option issued in connection with the May 1996 Offering. Incorporated herein by reference to
Exhibit 4.4 of Registration Statement No. 333-00845.

4.3 - Form of Purchase Option issued in connection with the December 1996 Private Placement.*

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

10.7 - License Agreement dated October 20, 1989 between the
Registrant and Amarillo Cell Culture Company, Incorporated.
Incorporated herein by reference to Exhibit 10Y of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

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

10.36 - Form of note issued by the Registrant to National Patent
Development Corporation and Biotechnology Investment Group, L.L.C. Incorporated herein by reference to Exhibit 10.45 to Registration
Statement No. 33-59479.

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

10.40 - Letter dated July 31, 1995, by and among the Registrant,
Banela Corporation, and Runham Corporation. Incorporated herein by reference to Exhibit 10.49 to Registration Statement No. 33-59479.

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

10.45 - Agreement, dated May 27, 1993, between the Registrant and
Strategic Growth International, Inc. Incorporated herein by reference to Exhibit 10.54 to Registration Statement No. 33-59479.

10.46 - Lease Agreement, dated August 1, 1995, between the
Registrant and National Patent Development Corporation.
Incorporated herein by reference to Exhibit 10.55 to Registration
Statement No. 33-59479.

10.47 - Amendment dated January 1, 1996 to Management Services Agreement dated January 1, 1981 between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.47 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

10.48 - Supply and Distribution Agreement, dated as of April 3,
1996, between the Registrant and Cell Pharm GmbH. Incorporated herein by reference to Exhibit 10.56 to Registration Statement No. 333-00845.

10.49 - Quality Assurance Agreement, dated as of April 3, 1996, between the Registrant and Cell Pharm GmbH. Incorporated herein by reference to Exhibit 10.57 to Registration Statement No. 333-00845.

10.50 - RS Agreement, dated April 23, 1996, by and among the
Registrant, Mundipharma Pharmaceutical Company, and Purdue Pharma
L.P. Incorporated herein by reference to Exhibit 10.58 to Registration Statement No. 333-00845.

10.51 - Agreement, dated April 23, 1996, between the Registrant and Purdue Pharma L.P. Incorporated herein by reference to Exhibit
10.59 to Registration Statement No. 333-00845.
10.52 - Agreement, dated April 23, 1996, between the Registrant and Mundipharma Pharmaceutical Company. Incorporated herein by reference to Exhibit 10.60 to Registration Statement No. 333-00845.

10.53 - Form of Subscription Agreement used in connection with the December 1996 Private Placement.*

21.0 - Subsidiaries of the Registrant. *

23.1 - Consent of Independent Auditors. *

_________________


*Filed herewith