Form 10-Q
period 1997-03-31
INTERFERON SCIENCES INC
filed 1997-05-15
CIK 351532

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 1997
                               or

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

                     Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of May 2, 1997:

     Common Stock                   12,285,105 shares

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                        TABLE OF CONTENTS

                                                         Page No.

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--March 31, 1997
     and December 31, 1996                                      1

   Consolidated Condensed Statements of Operations--Three
     Months Ended March 31, 1997 and 1996                       2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Three Months Ended
     March 31, 1997                                             3

   Consolidated Condensed Statements of Cash Flows--Three
     Months Ended March 31, 1997 and 1996                       4

   Notes to Consolidated Condensed Financial Statements       5-6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      7-9

   Qualification Relating to Financial Information             10

Part II.  Other Information                                    11

Signatures                                                     12

                 PART I.  FINANCIAL INFORMATION
            INTERFERON SCIENCES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                          March 31,  December 31,
                                            1997          1996
                                         (Unaudited)       *
ASSETS                               ------------   ------------
Current assets
  Cash and cash equivalents          $ 13,338,237   $ 17,491,955
  Accounts and other receivables          399,775        233,037
  Inventories                           4,816,209      4,328,598
  Receivables from NPDC and
    affiliated companies, net              98,692         82,902
  Prepaid expenses and other
    current assets                        177,285        162,019
                                     ------------   ------------
Total current assets                   18,830,198     22,298,511
                                     ------------   ------------
Property, plant and equipment,
  at cost                              12,613,905     12,473,580
Less accumulated depreciation and
  amortization                         (7,693,584)    (7,514,747)
                                     ------------   ------------
                                        4,920,321      4,958,833
                                     ------------   ------------
Intangible assets, net of
  amortization                            303,954        311,619
Other assets                              173,900        173,900
                                     ------------   ------------
Total assets                         $ 24,228,373   $ 27,742,863
                                     =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                 $  1,987,753   $  2,369,032
                                     -------------  -------------
Total current liabilities               1,987,753      2,369,032
                                     -------------  -------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-12,285,105 and
 12,276,195 shares                        122,851        122,762
Capital in excess of par value        107,447,693    107,396,184
Accumulated deficit                   (85,329,924)   (82,145,115)
                                     -------------  -------------
Total stockholders' equity             22,240,620     25,373,831
                                     -------------  -------------
Total liabilities and stockholders'
  equity                             $ 24,228,373   $ 27,742,863
                                     =============  =============

*The condensed balance sheet as of December 31, 1996 has been summarized from the Company's audited balance sheet as of that date.
The accompanying notes are an integral part of these consolidated condensed financial statements.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Three Months Ended
                                                March 31,
                                       --------------------------
                                           1997          1996
                                       ------------   -----------
Revenues
Sales
 Alferon N Injection                   $   628,981  $
 Research products and other revenues       25,218        5,785
                                       ------------ ------------
Total revenues                             654,199        5,785
                                       ------------ ------------
Costs and expenses
Cost of goods sold and excess/idle
 production costs                          501,374      781,541
Research and development
 (net of $58,749 and $64,746
 of rental income received from NPDC)    2,592,088      974,309
General and administrative
 (includes $58,125 and $122,105
 of payments to NPDC for management
 fees and reimbursements of certain
 salaries and operating expenses; net
 of $79,548 received from NPDC for the
 three months ended March 31, 1996 for
 reimbursements of certain salaries)       922,435      550,170
                                       ------------ ------------
Total costs and expenses                 4,015,897    2,306,020
                                       ------------ ------------
Loss from operations                    (3,361,698)  (2,300,235)

 Interest and other income                 176,889       69,035
                                       ------------ ------------

Net loss                               $(3,184,809) $(2,231,200)
                                       ============ ============

Net loss per share                     $      (.26) $     (.26)*
                                       ============ ============

Weighted average number of
shares outstanding                      12,280,677    8,612,192*


*Restated to reflect the effect of the one-for-four reverse stock split (see Note 3 to the Consolidated Condensed Financial
 Statements).






The accompanying notes are an integral part of these consolidated condensed financial statements.

                 INTERFERON SCIENCES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                           STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED MARCH 31, 1997
                                (Unaudited)



                                    Capital                       Total
               Common Stock        in excess    Accummulated  Stockholders'
            Shares      Amount    of par value     Deficit        Equity
            ------------------    ------------  ------------  -------------

Balance at
 Dec. 31,
 1996       12,276,195  $122,762  $107,396,184  $(82,145,115) $25,373,831

Purchase of
 fractional shares
 of common stock
 resulting from
 reverse stock
 split            (106)       (1)         (632)                      (633)

Proceeds from
 exercise of
 common stock
 options         9,016        90        52,141                     52,231

Net loss                                          (3,184,809)  (3,184,809)
            ----------------------------------------------------------------

Balance at
 March 31,
 1997       12,285,105  $122,851  $107,447,693  $(85,329,924) $22,240,620














The accompanying notes are an integral part of these consolidated condensed financial statements.

               INTERFERON SCIENCES, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                             -----------------------
                                                1997          1996
                                            ------------  ------------
Cash flows from operations:
 Net loss                                   $(3,184,809)  $(2,231,200)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                186,502       190,776
   Change in operating assets and liabilities:
   Inventories                                 (487,611)     (356,696)
   Receivables from NPDC and affiliated
     companies                                  (15,790)       14,366
   Accounts and other receivables              (166,738)       23,175
   Prepaid expenses and other current
     assets                                     (15,266)       26,178
   Accounts payable and accrued expenses       (381,279)      (78,253)
                                            ------------  ------------
   Net cash used for operations              (4,064,991)   (2,411,654)
                                            ------------  ------------
Cash flows from investing activities:
 Additions to property, plant and
   equipment                                   (140,325)     (113,424)
 Additions to intangible and other assets                     (56,276)
                                            ------------  ------------
 Net cash used for investing activities        (140,325)     (169,700)
                                            ------------  ------------
Cash flows from financing activities:
 Proceeds from exercise of common stock
   options                                       52,231
 Purchase of fractional shares of common
   stock                                           (633)
                                            ------------  ------------
 Net cash provided by financing activities       51,598
                                            ------------  ------------
Net decrease in cash and cash equivalents    (4,153,718)   (2,581,354)

Cash and cash equivalents at beginning
 of period                                   17,491,955     7,221,108
                                            ------------  ------------
Cash and cash equivalents at end of period  $13,338,237   $ 4,639,754
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

Note 2.  Inventories

       Inventories, consisting of material, labor and overhead, are classified as follows:

                              March 31,        December 31,
                                 1997              1996
                           --------------     --------------

   Finished goods          $   2,127,603      $   2,563,755
   Work in process             1,948,801          1,106,214
   Raw materials                 739,805            658,629
                           --------------     --------------
                           $   4,816,209      $   4,328,598


       Finished goods inventory consists of vials of ALFERON N
Injection.

Note 3.  Reverse Stock Split

       On March 21, 1997, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock. The reverse stock split became effective as of 5:00 PM, New York City time, on March 21, 1997 (the "Effective Time"). As of March 21, 1997, there were 49,104,779 shares of Common Stock outstanding and after the Effective Time there were 12,276,089 shares of new Common Stock outstanding.

       The par value of the Common Stock did not change as a result of the reverse stock split. Cash was paid in lieu of fractional shares based on the last reported sale price of the new Common
Stock on the first trading date after the Effective Time.

       The loss per share and average outstanding shares for the three months ended March 31, 1996 have been restated to reflect the reverse split as if it had occurred on January 1, 1996.

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

       As of May 2, 1997, the Company had an aggregate of $11.8 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

       The Company requires substantial funds to conduct research and development and preclinical and clinical testing and to market its products. For the three months ended March 31, 1997, the cash utilized by the Company's operations was approximately $4.1 million. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; the ability of the Company to establish collaborative arrangements; and effective commercialization activities and arrangements.

       Based on the Company's estimates of revenues and expenses, management believes that the cash available at May 2, 1997, will be sufficient to enable the Company to continue operations for approximately 14 months. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility.

Results of Operations

       For the three months ended March 31, 1997, the Company's revenues of $654,199 included $628,981 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $5,785 for the three months ended March 31, 1996 were derived from sales of research products. There were no sales to Purdue during the three months ended March 31, 1996 because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue during such period and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition. Cost of goods sold and excess/idle production costs totalled $501,374 and $781,541 for the three months ended March 31, 1997 and 1996, respectively. There were no excess/idle production costs in the three months ended March 31, 1997. The positive gross margin achieved in the three months ended March 31, 1997 reflects the higher United States selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights, as well as the low carrying values of a portion of the inventories sold resulting from write-downs in prior periods. There was no cost of goods sold in the three months ended March 31, 1996 because there were no sales of ALFERON N Injection in such period. Excess/idle production costs in the three months ended March 31, 1996 represented current production costs in excess of the estimated net realizable value of the inventory produced.

       Research and development expenses during the three months ended March 31, 1997 of $2,592,088 increased by $1,617,779 from $974,309 for the same period in 1996, principally because the Company continued to intensify its level of clinical research on ALFERON N Injection. The Company received $58,749 and $64,746 during the three months ended March 31, 1997 and 1996, respectively, as rental income from National Patent Development Corporation ("NPDC") for the use of a portion of the Company's facilities, which offset research and development expenses.

       General and administrative expenses for the three months ended March 31, 1997 were $922,435 as compared to $550,170 for the same period in 1996. The increase of $372,265 was principally due to increases in payroll, marketing and other operating expenses, including distribution expenses of $60,000 for ALFERON N Injection incurred pursuant to the distribution agreement with Purdue which was entered into in connection with the Company's reacquisition of marketing rights. NPDC provides certain administrative services for which the Company paid NPDC $30,000 for each of the three month periods ended March 31, 1997 and 1996. In addition, for the three months ended March 31, 1997 and 1996, the Company reimbursed NPDC zero and $48,750, respectively, for expenses paid by NPDC on behalf of the Company. For the three months ended March 31, 1997 and 1996, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $28,125 and $43,355, respectively. For the three months ended March 31, 1997 and 1996, receipts from NPDC for the services provided to NPDC by Company personnel amounted to zero and $79,548, respectively.

       Interest and other income for the three months ended March
31, 1997 was $176,889 as compared to $69,035 for the same period in 1996. The increase of $107,854 was due to more funds available for investment in the current period.

       As a result of the foregoing, the Company incurred net losses of $3,184,809 and $2,231,200 for the three months ended
March 31, 1997 and 1996, respectively.

Recent Tax and Accounting Developments

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share presented. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's reported earnings per share.

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

                         MARCH 31, 1997


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

            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At a Special Meeting of Stockholders held on March 21,
     1997, the following matter was voted upon:

         Proposal to amend the Company's Restated Certificate of Incorporation to effect a reverse stock split, pursuant to which each four shares of issued common stock, par value $.01 per share, of the Company was reclassified and changed into one share of new common stock, par value $.01 per share, of the Company, was adopted with a vote of 34,968,680 for, 333,259 against, and 77,172 abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

         The Company filed a report on Form 8-K on January 14,
     1997, reporting under item 5, Other Events, the Company's
     December 1996 private placement transaction.

                    INTERFERON SCIENCES, INC.

                         MARCH 31, 1997




                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                               INTERFERON SCIENCES, INC.




DATE: May 15, 1997          By:  /s/ Lawrence M. Gordon
                                 Lawrence M. Gordon
                                 Chief Executive Officer




DATE: May 15, 1997          By:  /s/ Donald W. Anderson
                                 Donald W. Anderson
                                 Controller