Form 10-Q
period 1997-06-30
INTERFERON SCIENCES INC
filed 1997-08-14
CIK 351532

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 1997
or

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


(732) 249 - 3250
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of July 25, 1997:

     Common Stock                   12,285,105 shares

           INTERFERON SCIENCES, INC. AND SUBSIDIARY



                                                              Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--June 30, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . .    1

   Consolidated Condensed Statements of Operations--Three
     Months and Six Months Ended June 30, 1997 and 1996. . .  2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Six Months Ended
     June 30, 1997 . . . . . . . . . . . . . . . . . . . . .    4

   Consolidated Condensed Statements of Cash Flows--Six
     Months Ended June 30, 1997 and 1996 . . . . . . . . . .    5

   Notes to Consolidated Condensed Financial Statements. . .  6-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . 8-12

   Qualification Relating to Financial Information . . . . .   13

Part II.  Other Information

   Item 4. Submission of Matters to a Vote of
     Security Holders  . . . . . . . . . . . . . . . . . . .   14

   Item 6. Exhibits and Reports on Form 8-K  . . . . . . . .   14

   Signatures  . . . . . . . . . . . . . . . . . . . . . . .   15

                PART I.  FINANCIAL INFORMATION
            INTERFERON SCIENCES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                          June 30,    December 31,
                                            1997          1996
                                         (Unaudited)       *
ASSETS                                  ------------  ------------
Current assets
  Cash and cash equivalents          $  8,199,859   $ 17,491,955
  Accounts and other receivables          808,543        233,037
  Inventories                           6,129,223      4,328,598
  Receivables from NPDC and
    affiliated companies, net              63,516         82,902
  Prepaid expenses and other
    current assets                        128,737        162,019
                                     ------------   ------------
Total current assets                   15,329,878     22,298,511
                                     ------------   ------------
Property, plant and equipment,
  at cost                              12,805,347     12,473,580
Less accumulated depreciation and
  amortization                         (7,874,085)    (7,514,747)
                                     ------------   ------------
                                        4,931,262      4,958,833
                                     ------------   ------------
Intangible assets, net of
  amortization                            296,289        311,619
Other assets                              173,900        173,900
                                     ------------   ------------
Total assets                         $ 20,731,329   $ 27,742,863
                                     =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                 $  2,485,441   $  2,369,032
                                     -------------  -------------
Total current liabilities               2,485,441      2,369,032
                                     -------------  -------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-12,285,105 and
 12,276,195 shares                        122,851        122,762
Capital in excess of par value        107,447,693    107,396,184
Accumulated deficit                   (89,324,656)   (82,145,115)
                                     -------------  -------------
Total stockholders' equity             18,245,888     25,373,831
                                     -------------  -------------
Total liabilities and stockholders'
  equity                             $ 20,731,329   $ 27,742,863
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


            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Three Months Ended
                                                June 30,
                                       --------------------------
                                           1997          1996
                                       ------------   -----------

Revenues
Sales
 ALFERON N Injection                   $   759,139  $   405,288
 Research products and other revenues        1,902        8,264
                                       ------------ ------------
Total revenues                             761,041      413,552
                                       ------------ ------------
Costs and expenses
Cost of goods sold and excess/idle
 production costs                          603,268      244,774
Research and development
 (net of $58,749 and $64,746
 of rental income received from NPDC)    3,135,447    1,349,884
General and administrative
 (includes $58,125 and $120,384
 of payments to NPDC for management
 fees and reimbursements of certain
 salaries and operating expenses; net
 of $70,787 received from NPDC for the
 three months ended June 30, 1996 for
 reimbursements of certain salaries)     1,147,703    1,250,304
Cost of reacquisition of marketing
 rights                                               3,313,705
                                       ------------ ------------
Total costs and expenses                 4,886,418    6,158,667
                                       ------------ ------------
Loss from operations                    (4,125,377)  (5,745,115)

 Interest and other income                 130,645      121,186
                                       ------------ ------------
Net loss                               $(3,994,732) $(5,623,929)
                                       ============ ============

Net loss per share                     $      (.33) $     (.58)*
                                       ============ ============

Weighted average number of
shares outstanding                      12,285,105    9,620,037*


*Restated to reflect the effect of the one-for-four reverse stock split (see Note 3 to the Consolidated Condensed Financial
 Statements).






The accompanying notes are an integral part of these consolidated condensed financial statements.


            INTERFERON SCIENCES, INC. AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                            Six Months Ended
                                                June 30,
                                       --------------------------
                                           1997          1996
                                       ------------   -----------

Revenues
Sales
 ALFERON N Injection                   $ 1,388,120  $   405,288
 Research products and other revenues       27,120       14,049
                                       ------------ ------------
Total revenues                           1,415,240      419,337
                                       ------------ ------------
Costs and expenses
Cost of goods sold and excess/idle
 production costs                        1,104,642    1,026,315
Research and development
 (net of $117,498 and $129,492
 of rental income received from NPDC)    5,727,535    2,324,193
General and administrative
 (includes $116,250 and $242,489
 of payments to NPDC for management
 fees and reimbursements of certain
 salaries and operating expenses; net
 of $150,335 received from NPDC for the
 six months ended June 30, 1996 for
 reimbursements of certain salaries)     2,070,138    1,800,474
Cost of reacquisition of marketing
 rights                                               3,313,705
                                       ------------ ------------
Total costs and expenses                 8,902,315    8,464,687
                                       ------------ ------------
Loss from operations                    (7,487,075)  (8,045,350)

 Interest and other income                 307,534      190,221
                                       ------------ ------------
Net loss                               $(7,179,541) $(7,855,129)
                                       ============ ============

Net loss per share                     $      (.58) $     (.85)*
                                       ============ ============

Weighted average number of
shares outstanding                      12,282,574    9,188,104*


*Restated to reflect the effect of the one-for-four reverse stock split (see Note 3 to the Consolidated Condensed Financial
 Statements).






The accompanying notes are an integral part of these consolidated condensed financial statements.


                 INTERFERON SCIENCES, INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                           STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED JUNE 30, 1997
                                (Unaudited)



                                    Capital                       Total
               Common Stock        in excess    Accumulated  Stockholders'
            Shares      Amount    of par value     Deficit        Equity
            ------------------    ------------  ------------  -------------

Balance at
 Dec. 31,
 1996       12,276,195  $122,762  $107,396,184  $(82,145,115) $25,373,831

Purchase of
 fractional shares
 of common stock
 resulting from
 reverse stock
 split            (106)       (1)         (632)                      (633)

Proceeds from
 exercise of
 common stock
 options         9,016        90        52,141                     52,231

Net loss                                          (7,179,541)  (7,179,541)
            ----------------------------------------------------------------

Balance at
 June 30,
 1997       12,285,105  $122,851  $107,447,693  $(89,324,656) $18,245,888














The accompanying notes are an integral part of these consolidated condensed financial statements.

               INTERFERON SCIENCES, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                             -----------------------
                                                1997          1996
                                            ------------  ------------


Cash flows from operations:
 Net loss                                   $(7,179,541)  $(7,855,129)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                374,668       384,298
   Compensation paid with common stock                        298,124
   Change in operating assets and liabilities:
   Inventories                               (1,800,625)   (1,553,230)
   Receivables from NPDC and affiliated
     companies                                    19,386       12,176
   Accounts and other receivables              (575,506)      (314,098)
   Prepaid expenses and other current
     assets                                       33,282     (167,841)
   Accounts payable and accrued expenses         116,409      147,196
                                            ------------  ------------
   Net cash used for operations              (9,011,927)   (9,048,504)
                                            ------------  ------------
Cash flows from investing activities:
 Additions to property, plant and
   equipment                                   (331,767)     (234,185)
 Additions to intangible and other assets                     (94,252)
                                            ------------  ------------
 Net cash used for investing activities        (331,767)     (328,437)
                                            ------------  ------------
Cash flows from financing activities:
 Proceeds from exercise of common stock
   options                                       52,231
 Purchase of fractional shares of common
   stock                                           (633)
 Net proceeds from sale of common stock                    14,453,458
                                            ------------  ------------
 Net cash provided by financing activities       51,598    14,453,458
                                            ------------  ------------
Net (decrease) increase in cash and
 cash equivalents                            (9,292,096)    5,076,517

Cash and cash equivalents at beginning
 of period                                   17,491,955     7,221,108
                                            ------------  ------------
Cash and cash equivalents at end of period  $ 8,199,859   $12,297,625
                                            ============  ============








The accompanying notes are an integral part of these consolidated condensed financial statements.


            INTERFERON SCIENCES, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.  Agreements with Purdue

     In 1988, the Company entered into exclusive marketing and distribution agreements with affiliates of The Purdue Frederick Company (collectively, "Purdue") with respect to ALFERON N Injection(R). The Company reacquired from Purdue in 1993 and 1994 all marketing rights except in the United States and Canada. In May 1996, the Company reacquired the United States and Canadian marketing rights from Purdue for $3,313,705, which was charged to expense in the second quarter of 1996.

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

Note 2.  Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                               June 30,        December 31,
                                 1997              1996
                           --------------     --------------

   Finished goods          $   2,384,999      $   2,563,755
   Work in process             3,019,615          1,106,214
   Raw materials                 724,609            658,629
                           --------------     --------------
                           $   6,129,223      $   4,328,598


     Finished goods inventory consists of vials of ALFERON N
Injection, available for commercial and clinical use either immediately or upon final release by Quality Assurance.

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

     The loss per share and average outstanding shares for the three months and six months ended June 30, 1996 have been restated to reflect the reverse split as if it had occurred on January 1, 1996.


            INTERFERON SCIENCES, INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of June 30, 1997, the Company had an aggregate of $8.2 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     The Company requires substantial funds to conduct research and development and preclinical and clinical testing and to market its products. For the six months ended June 30, 1997, the cash utilized by the Company's operations was approximately $9.0 million of which increases in inventories and accounts and other receivables accounted for approximately $1.8 and $0.6 million, respectively. The Company has continued to increase its investment in inventories of ALFERON N Injection to meet increased market demand, for use in the Company-sponsored Phase 3 clinical trials currently in progress for HIV and hepatitis C, and so that inventory will be available in the event such trials are successfully concluded beginning in late 1997 and ALFERON N Injection is subsequently approved for the treatment of one or both of these new indications by the U.S. Food and Drug Administration. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; the ability of the Company to establish collaborative arrangements; and effective commercialization activities and arrangements.

     In the first two weeks of August 1997, the Company received (i) net proceeds of $8.5 million from a private offering, primarily to institutional investors, of the Company's common stock and (ii) subscriptions to purchase additional shares of the Company's common stock, pursuant to which the Company expects to receive an additional $2.8 million of net proceeds in the near future. Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available, together with the cash expected to be received when the subscribed for shares are purchased, will be sufficient to enable the Company to continue operations for at least 12 months. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility.


Results of Operations

Six Months Ended June 30, 1997 versus Six Months Ended June 30,
1996

     For the six months ended June 30, 1997, the Company's revenues of $1,415,240 included $1,388,120 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $419,337 for the six months ended June 30, 1996 included $405,288 from the sale of ALFERON N Injection and the balance from sales of research products. There were no sales to Purdue during the six months ended June 30, 1996 because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition, which took place during May 1996. Cost of goods sold and excess/idle production costs totalled $1,104,642 and $1,026,315 for the six months ended June 30, 1997 and 1996, respectively. There were no excess/idle production costs in the six months ended June 30, 1997. The positive gross margin achieved in the six months ended June 30, 1997 reflects the higher United States selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights, as well as the low carrying values of a portion of the inventories sold resulting from write-downs in prior periods. The inventory which was sold during the six months ended June 30, 1996 had previously been written-down to its then net realizable value. Excess/idle production costs in the six months ended June 30, 1996 represented current production costs in excess of the estimated net realizable value of the inventory produced.

     Research and development expenses during the six months ended June 30, 1997 of $5,727,535 increased by $3,403,342 from $2,324,193 for the same period in 1996, principally because the Company continued to intensify its level of clinical research on ALFERON N Injection. The Company received $117,498 and $129,492 during the six months ended June 30, 1997 and 1996, respectively, as rental income from National Patent Development Corporation ("NPDC") for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the six months ended June 30, 1997 were $2,070,138 as compared to $1,800,474 for the same period in 1996. The increase of $269,664 was principally due to increases in payroll, marketing and other operating expenses, partially offset by non-recurring compensation expenses of approximately $550,000 for the same period in 1996. NPDC provides certain administrative services for which the Company paid NPDC $60,000 for each of the six-month periods ended June 30, 1997 and 1996. In addition, for the six months ended June 30, 1997 and 1996, the Company reimbursed NPDC zero and $97,500, respectively, for expenses paid by NPDC on behalf of the Company. For the six months ended June 30, 1997 and 1996, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $56,250 and $84,989, respectively. For the six months ended June 30, 1997 and 1996, receipts from NPDC for the services provided to NPDC by Company personnel amounted to zero and $150,335, respectively.

     The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

     Interest and other income for the six months ended June 30, 1997 was $307,534 as compared to $190,221 for the same period in 1996. The increase of $117,313 was due to more funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $7,179,541 and $7,855,129 for the six months ended June 30, 1997 and 1996, respectively.


Three Months Ended June 30, 1997 versus Three Months Ended June 30,
1996

     For the three months ended June 30, 1997, the Company's revenues of $761,041 included $759,139 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $413,552 for the three months ended June 30, 1996 included $405,288 from the sale of ALFERON N Injection and the balance from sales of research products. There were no sales to Purdue during the three months ended June 30, 1996 because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition, which took place during May 1996. Cost of goods sold totalled $603,268 and $244,774 for the three months ended June 30, 1997 and 1996, respectively. There were no excess/idle production costs in the three months ended June 30, 1997 and 1996. The positive gross margin achieved in the three months ended June 30, 1997 and 1996 reflects the higher United States selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights and, for the 1996 period, the low carrying values of the inventories sold resulting from write-downs in prior periods.

     Research and development expenses during the three months ended June 30, 1997 of $3,135,447 increased by $1,785,563 from
$1,349,884 for the same period in 1996, principally because the Company continued to intensify its level of clinical research on ALFERON N Injection. The Company received $58,749 and $64,746 during the three months ended June 30, 1997 and 1996, respectively, as rental income from NPDC for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the three months ended June 30, 1997 were $1,147,703 as compared to $1,250,304 for the same period in 1996. The decrease of $102,601 was principally due to non-recurring compensation expenses of approximately $550,000 for the 1996 period, partially offset by increases in payroll, marketing and other operating expenses in the 1997 period. NPDC provides certain administrative services for which the Company paid NPDC $30,000 for each of the three-month periods ended June 30, 1997 and 1996. In addition, for the three months ended June 30, 1997 and 1996, the Company reimbursed NPDC zero and $48,750, respectively, for expenses paid by NPDC on behalf of the Company. For the three months ended June 30, 1997 and 1996, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $28,125 and $41,634, respectively. For the three months ended June 30, 1997 and 1996, receipts from NPDC for the services provided to NPDC by Company personnel amounted to zero and $70,787, respectively.

     The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

     Interest and other income for the three months ended June 30, 1997 was $130,645 as compared to $121,186 for the same period 1996.

     As a result of the foregoing, the Company incurred net losses of $3,994,732 and $5,623,929 for the three months ended June 30, 1997 and 1996, respectively.

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

                          JUNE 30, 1997


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


            INTERFERON SCIENCES, INC. AND SUBSIDIARY

                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on June 19, 1997, the following individuals were elected to serve as directors of the Company for a one year term, with each individual nominee receiving the following votes:

     Director                   Votes For         Votes Withheld

     Dr. Leon Botstein          8,044,421             504,963
     Jerome I. Feldman          8,330,176             219,208
     Martin M. Pollak           8,066,543             482,841
     Lawrence M. Gordon         8,332,101             217,283
     Scott N. Greenberg         8,332,226             217,158
     Dr. Samuel H. Ronel        8,331,576             217,808
     Dr. Stanley G. Schutzbank  8,332,101             217,283
     Dr. Roald Hoffmann         8,070,468             478,916
     Sheldon L. Glashow         8,070,468             478,916

Item 6.  Exhibits and Reports on Form 8-K

     (a) 10.54 Agreement, dated as of April 1, 1997 between the
Registrant and the American National Red Cross*
         10.55 Agreement, dated May 27, 1997 between the
Registrant and Alternate Site Distributors, Inc.*


------------------
*Certain information omitted and subject to a request for confidential treatment pursuant to Rule 24b-2.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the period ended June 30, 1997.


                    INTERFERON SCIENCES, INC.

                          JUNE 30, 1997




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                               INTERFERON SCIENCES, INC.



DATE: August 14, 1997       By:  /s/ Lawrence M. Gordon
                                 Lawrence M. Gordon
                                 Chief Executive Officer



DATE: August 14, 1997       By:  /s/ Donald W. Anderson
                                 Donald W. Anderson
                                 Controller