Form 10-Q
period 1997-09-30
INTERFERON SCIENCES INC
filed 1997-11-14
CIK 351532

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarter ended September 30, 1997 or

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

                                               Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of October 24, 1997:

           Common Stock                        15,200,447 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY



                                                                            Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--September 30, 1997
     and December 31, 1996 ...............................................   1

   Consolidated Condensed Statements of Operations--Three
     Months and Nine Months Ended September 30, 1997 and 1996 ............ 2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Nine Months Ended September 30, 1997 ...........  4

   Consolidated Condensed Statements of Cash Flows--Nine
     Months Ended September 30, 1997 and 1996 ............................   5

   Notes to Consolidated Condensed Financial Statements .................. 6-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................ 8-12

   Qualification Relating to Financial Information ......................   13

Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K .............................   14

   Signatures ...........................................................   15

                          PART I. FINANCIAL INFORMATION
                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     1997           1996
                                                 (Unaudited)          *
                                                 ------------    -----------
ASSETS
Current assets
  Cash and cash equivalents                    $ 19,255,717     $  17,491,955
  Accounts and other receivables                  1,176,956           233,037
  Inventories                                     7,900,993         4,328,598
  Receivables from NPDC and
    affiliated companies, net                        60,012            82,902
  Prepaid expenses and other
    current assets                                  166,589           162,019
                                                ------------    --------------
Total current assets                             28,560,267        22,298,511
                                                ------------    --------------
Property, plant and equipment,
  at cost                                        13,078,065        12,473,580
Less accumulated depreciation and
  amortization                                   (8,059,925)       (7,514,747)
                                                ------------    --------------
                                                  5,018,140         4,958,833
                                                ------------    --------------
Intangible assets, net of
  amortization                                      288,624           311,619
Other assets                                        173,900           173,900
                                                ------------    --------------
Total assets                                   $ 34,040,931     $  27,742,863
                                               =============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                           $  2,601,669     $   2,369,032
                                               -------------    --------------
Total current liabilities                         2,601,669         2,369,032
                                               -------------    --------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-15,184,647 and
 12,276,195 shares                                  151,846          122,762
Capital in excess of par value                  123,783,430       107,396,184
Accumulated deficit                             (92,496,014)      (82,145,115)
                                               -------------      ------------
Total stockholders' equity                       31,439,262        25,373,831
                                               -------------      ------------
Total liabilities and stockholders'
  equity                                       $ 34,040,931     $  27,742,863
                                               =============    ==============


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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                  --------------------------
                                                    1997              1996
                                                  -------           --------

Revenues
Sales
   ALFERON N Injection                           $   868,574      $  409,924
   Research products and other revenues                1,097         135,646
                                                 ------------     -----------
Total revenues                                       869,671         545,570
                                                 ------------     -----------
Costs and expenses
Cost of goods sold and excess/idle
   production costs                                  469,055         125,884
Research and development
   (net of $58,749 and $64,746
   of rental income received from NPDC)            2,666,507       1,302,894
General and  administrative
   (includes  $60,000 and $113,141 of
   payments to NPDC    for  management
   fees and  reimbursements  of certain
   salaries and operating  expenses;
   net of  $107,927  received  from NPDC
   for the three  months  ended September
   30, 1996 for reimbursements of certain
   salaries)                                       1,059,358         840,477
                                                 ------------    ------------
Total costs and expenses                           4,194,920       2,269,255
                                                 ------------    ------------
Loss from operations                              (3,325,249)     (1,723,685)

   Interest and other income                         153,891         131,811
                                                 ------------    ------------
Net loss                                         $(3,171,358)    $(1,591,874)
                                                 ============    ============

Net loss per share                               $      (.23)    $      (.15)*
                                                 ============    ============

Weighted average number of
shares outstanding                                13,532,891       10,688,226*


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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                               -----------------------------
                                                 1997                1996
                                               --------             --------

Revenues
Sales
   ALFERON N Injection                         $ 2,256,694       $   815,212
   Research products and other revenues             28,217           149,695
                                               ------------      ------------
Total revenues                                   2,284,911           964,907
                                               ------------      ------------
Costs and expenses
Cost of goods sold and excess/idle
   production costs                              1,573,697         1,152,199
Research and development
   (net of $176,247 and $194,238
   of rental income received from NPDC)          8,394,042         3,627,087
General and  administrative
   (includes $176,250 and $355,630 of
   payments to NPDC for  management
   fees and reimbursements of certain
   salaries and operating expenses;
   net of  $258,262  received from
   NPDC for the nine  months  ended
   September 30, 1996 for reimbursements
  of certain salaries)                           3,129,496         2,640,951
Cost of reacquisition of marketing
   rights                                                          3,313,705
                                               ------------      ------------
Total costs and expenses                        13,097,235        10,733,942
                                               ------------      ------------
Loss from operations                           (10,812,324)       (9,769,035)

 Interest and other income                         461,425           322,032
                                               ------------      ------------
Net loss                                       $(10,350,899)     $(9,447,003)
                                               ============      ============

Net loss per share                             $      (.81)      $      (.98)*
                                               ============      ============

Weighted average number of
shares outstanding                               12,782,448         9,642,606*


*Restated  to reflect the effect of the  one-for-four  reverse  stock split (see
Note 3 to the Consolidated Condensed Financial Statements).






The accompanying notes are an integral part of these consolidated condensed financial statements.

                     INTERFERON SCIENCES,INC.AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)



                                        Capital in                   Total
                    Common Stock        excess of    Accumulated  Stockholders'
                  Shares      Amount    par value     Deficit        Equity
                ---------------------  ------------  ------------  ------------

Balance at
 Dec. 31,
 1996            12,276,195  $122,762  $107,396,184  $(82,145,115) $25,373,831

Net proceeds from
 sale of common
 stock            2,896,292    28,962    16,317,957                 16,346,919

Purchase of
 fractional shares
 of common stock
 resulting from
 reverse stock
 split                 (106)      (1)          (632)                      (633)

Proceeds from
 exercise of
 common stock
 options             12,266       123        69,921                     70,044

Net loss                                              (10,350,899) (10,350,899)
                ---------------------------------------------------------------
Balance at
 September 30,
 1997            15,184,647  $151,846 $123,783,430  $(92,496,014) $31,439,262














The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                   ------------------------
                                                     1997           1996
                                                   ------------------------

Cash flows from operations:
 Net loss                                          $(10,350,899)   $(9,447,003)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
    Depreciation and amortization                       568,173        581,791
    Compensation paid with common stock                                516,524
    Change in operating assets and liabilities:
    Inventories                                      (3,572,395)    (2,848,356)
    Receivables from NPDC and affiliated
     companies                                           22,890       (115,280)
    Accounts and other receivables                     (943,919)      (264,096)
    Prepaid expenses and other current
     assets                                              (4,570)      (122,524)
    Accounts payable and accrued expenses               232,637        487,204
                                                   -------------   ------------
    Net cash used for operations                    (14,048,083)   (11,211,740)
                                                   -------------   ------------
Cash flows from investing activities:
 Additions to property, plant and equipment            (604,485)      (274,027)
 Additions to intangible and other assets                              (94,252)
                                                   -------------   ------------
 Net cash used for investing activities                (604,485)      (368,279)
                                                   -------------   ------------
Cash flows from financing activities:
 Net proceeds from sale of common stock              16,346,919     14,953,458
 Proceeds from exercise of common stock
   options                                               70,044
 Purchase of fractional shares of common
   stock                                                   (633)
                                                   -------------   ------------
 Net cash provided by financing activities           16,416,330     14,953,458
                                                   -------------   ------------
Net increase in cash and cash equivalents             1,763,762      3,373,439

Cash and cash equivalents at beginning
 of period                                           17,491,955      7,221,108
                                                   -------------   ------------
Cash and cash equivalents at end of period         $ 19,255,717    $10,594,547
                                                   =============   ============







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

Note 2.  Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                            September 30,      December 31,
                                 1997              1996
                           --------------     --------------

     Finished goods        $   3,704,195      $   2,563,755
     Work in process           3,306,525          1,106,214
     Raw materials               890,273            658,629
                           -------------      -------------
                           $   7,900,993     $    4,328,598


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

     The loss per share and average outstanding shares for the three months and nine months ended September 30, 1996 have been restated to reflect the reverse split as if it had occurred on January 1, 1996.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of September 30, 1997, the Company had an aggregate of $19.3 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     The Company requires substantial funds to conduct research and development and preclinical and clinical testing and to market its products. For the nine months ended September 30, 1997, the cash utilized by the Company's operations was approximately $14.0 million of which increases in inventories and accounts and other receivables accounted for approximately $3.6 and $0.9 million,
respectively.   The  Company  has  continued  to  increase  its   investment  in
inventories of ALFERON N Injection to meet increased and anticipated increases in market demand, for use in the Company-sponsored Phase 3 clinical trials currently in progress for HIV and hepatitis C, and so that inventory will be available in the event such trials are successfully concluded beginning in late 1997 and ALFERON N Injection is subsequently approved for the treatment of one or both of these new indications by the U.S. Food and Drug
Administration. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; the ability of the Company to establish collaborative arrangements; and effective commercialization activities and arrangements.

     During the third quarter of 1997, the Company received net proceeds of approximately $16.3 million from stock offerings, primarily to institutional investors, of the Company's common stock. Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available, will be sufficient to enable the Company to continue operations for at least 14 months. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself or to shut down or curtail its manufacturing facility.


Results of Operations

Nine Months Ended September 30, 1997 versus Nine Months Ended September 30, 1996

     For the nine months ended September 30, 1997, the Company's revenues of $2,284,911 included $2,256,694 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $964,907 for the nine months ended September 30, 1996 included $815,212 from the sale of ALFERON N Injection and the balance from sales of research products and revenues resulting from the cancellation of a prior commitment to purchase ALFERON N Injection. There were no sales to Purdue during the nine months ended September 30, 1996 because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition, which took place during May 1996. Cost of goods sold and excess/idle production costs totalled $1,573,697 and $1,152,199 for the nine months ended September 30, 1997 and 1996, respectively. There were no excess/idle production costs in the nine months ended September 30, 1997. The positive gross margin achieved in the nine months ended September 30, 1997 reflects the higher United States selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights. The inventory which was sold during the nine months ended September 30, 1996 had previously been written-down to its then net realizable value. Excess/idle production costs in the nine months ended September 30, 1996 represented current production costs in excess of the estimated net realizable value of the inventory produced.

     Research and development expenses during the nine months ended September 30, 1997 of $8,394,042 increased by $4,766,955 from $3,627,087 for the same period in 1996, principally because the Company continued to intensify its level of clinical research on ALFERON N Injection. The Company received $176,247 and $194,238 during the nine months ended September 30, 1997 and 1996, respectively, as rental income from National Patent Development Corporation ("NPDC") for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the nine months ended September 30, 1997 were $3,129,496 as compared to $2,640,951 (which includes non-recurring compensation expenses of approximately $768,000) for the same period in 1996. The increase in the 1997 period was principally due to increases in marketing expenses of approximately $700,000 and, to a lesser extent, increases in payroll and other operating expenses. NPDC provides certain administrative services for which the Company paid NPDC $90,000 for each of the nine-month periods ended September 30, 1997 and 1996. In addition, for the nine months ended September 30, 1997 and 1996, the Company reimbursed NPDC zero and $146,250, respectively, for expenses paid by NPDC on behalf of the Company.
For the nine months ended September 30, 1997 and 1996, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $86,250 and $119,380, respectively. For the nine months ended September 30, 1997 and 1996, receipts from NPDC for the services provided to NPDC by Company personnel amounted to zero and $258,262, respectively.

     The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

     Interest and other income for the nine months ended September 30, 1997 was $461,425 as compared to $322,032 for the same period in 1996. The increase of $139,393 was due to more funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $10,350,899 and $9,447,003 for the nine months ended September 30, 1997 and 1996, respectively.


Three Months Ended September 30, 1997 versus Three Months Ended September 30,
1996

     For the three months ended September 30, 1997, the Company's revenues of $869,671 included $868,574 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $545,570 for the three months ended September 30, 1996 included $409,924 from the sale of ALFERON N Injection and the balance from sales of research products and revenues resulting from the cancellation of a prior commitment to purchase ALFERON N Injection. Increased sales in the 1997 period resulted from both increased units shipped and a higher average net selling price as compared to the 1996 period. Cost of goods sold totalled $469,055 and $125,884 for the three months ended September 30, 1997 and 1996, respectively. There were no excess/idle production costs in the three months ended September 30, 1997 and 1996. The positive gross margin achieved in the three months ended September 30, 1997 and 1996 reflects the higher United States selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights and, for the 1996 period, the low carrying values of the inventories sold resulting from write-downs in prior periods.

     Research and development expenses during the three months ended September 30, 1997 of $2,666,507 increased by $1,363,613 from $1,302,894 for the same period in 1996, principally because the Company continued to intensify its level of clinical research on ALFERON N Injection. The Company received $58,749 and $64,746 during the three months ended September 30, 1997 and 1996, respectively, as rental income from NPDC for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the three months ended September 30, 1997 were $1,059,358 as compared to $840,477 (which includes non-recurring compensation expenses of approximately $218,000) for the same period in 1996. The increase in the 1997 period was principally due to increases in marketing expenses of approximately $250,000 and, to a lesser extent, increases in payroll and other operating expenses. NPDC provides certain administrative services for which the Company paid NPDC $30,000 for each of the three-month periods ended September 30, 1997 and 1996. In addition, for the three months ended September 30, 1997 and 1996, the Company reimbursed NPDC zero and $48,750, respectively, for expenses paid by NPDC on behalf of the Company. For the three months ended September 30, 1997 and 1996, payments to NPDC for the services provided to the Company by NPDC personnel amounted to $30,000 and $34,391, respectively. For the three months ended September 30, 1997 and 1996, receipts from NPDC for the services provided to NPDC by Company personnel amounted to zero and $107,927, respectively.

     Interest and other income for the three months ended September 30, 1997 was $153,891 as compared to $131,811 for the same period in 1996.

     As a result of the foregoing, the Company incurred net losses of $3,171,358 and $1,591,874 for the three months ended September 30, 1997 and 1996, respectively.

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

                               September 30, 1997

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the period ended September 30, 1997.

                            INTERFERON SCIENCES, INC.

                               September 30, 1997




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                         INTERFERON SCIENCES, INC.





DATE: November 14, 1997                  By:  /s/ Lawrence M. Gordon
                                                  Lawrence M. Gordon
                                                  Chief Executive Officer




DATE: November 14, 1997                   By: /s/ Donald W. Anderson
                                                  Donald W. Anderson
                                                  Controller