Form 10-K
period 1997-12-31
INTERFERON SCIENCES INC
filed 1998-04-15
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended  December 31, 1997

/ / Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934

    For the transition Period from ________to________

                         Commission File Number 0-10379

                            INTERFERON SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                   22-2313648
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

783 Jersey Avenue, New Brunswick, New Jersey               08901
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (732) 249-3250

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

                                  Yes X   No ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of April 9, 1998, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $26,500,000 based on the last reported sale price of such stock on the NASDAQ National Market System on April 9, 1998.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at March 12 , 1998
         -----                               ------------------------------

Common Stock, par value $.01 per share       15,234,774 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS



                                                                          Page


Item 1.  Business ........................................................   1

Item 2.  Properties ......................................................  12


Item 3.  Legal Proceedings ...............................................  12

Item 4.  Submission of Matters to a Vote of Security Holders .............  12

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters .............................................  13

Item 6.  Selected Financial Data .........................................  14

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................  15

Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk .....................................................  19

Item 8.  Financial Statements and Supplementary Data .....................  20

Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure .............................  36

Item 10. Directors and Executive Officers of the Registrant ..............  37

Item 11. Executive Compensation ..........................................  37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ..................................................  37

Item 13. Certain Relationships and Related Transactions ..................  37

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K .........................................  38

                                     PART I

Item 1. Business

         (a) General Development of Business

        Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON N Injection(R)(Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA")for the treatment of certain types of genital warts and is being studied for potential use in the treatment of HIV, hepatitis C, and other indications. The Company also is studying ALFERON N Gel(R) and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha interferon, for the potential treatment of viral and immune system diseases.

         (b)  Financial Information about Business Segments.

         This Item is not applicable because the Company has only a single line of business.

         (c)  Narrative Description of Business

Scientific Background

         Interferons are a group of proteins produced and secreted by cells to combat diseases. Researchers have identified four major classes of human interferon: alpha, beta, gamma, and omega. The Company's three ALFERON products contain a form of alpha interferon. The worldwide market for injectable alpha interferon-based products has experienced rapid growth and various alpha interferon injectable products are approved for 17 major medical uses worldwide.

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

         The Company believes that the potential advantages of Natural Alpha Interferon over recombinant interferon may be based upon their respective molecular compositions. Natural Alpha Interferon is composed of a family of proteins containing many different molecular species of interferon. In contrast, recombinant alpha interferons each contain only a single species. Researchers have reported that the various species of interferon may have differing antiviral activity depending upon the type of virus. Natural Alpha Interferon presents a broad complement of species which the Company believes may account for its higher efficacy in laboratory studies with the HIV virus compared with that of recombinant alpha interferon 2a and 2b (ROFERON(R) A and INTRON(R) A, respectively). Natural Alpha Interferon is also glycosylated (partially covered with sugar molecules). Such glycosylation is not present on the currently marketed recombinant alpha interferons. The Company believes that the absence of glycosylation may be responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon.

         The production of Natural Alpha Interferon is dependent upon a supply of human white blood cells and other essential materials. The Company currently obtains white blood cells from FDA-licensed blood donor centers.

ALFERON N Injection

         Approved Indication. On October 10, 1989, the FDA approved ALFERON N Injection for the intralesional treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Substantially all of the Company's revenues, to date, have been generated from the sale of ALFERON N Injection for such treatment. Genital warts, a sexually transmitted disease, are caused by certain types of human papillomaviruses. A published report estimates that approximately eight million new and recurrent cases of genital warts occur annually in the United States alone. Genital warts are usually treated using caustic chemicals or through physical removal methods. These procedures can be quite painful and effective treatment is often difficult to achieve.

         Clinical Trials for New Indications. In an effort to obtain approval to market ALFERON N Injection for additional indications in the United States and around the world, the Company is focusing its research program on conducting and planning various clinical trials for new indications.

         HIV-infected patients. The Human Immunodeficiency Virus ("HIV") infection is at epidemic levels in the world. The World Health Organization projects that this virus will affect 30 to 40 million people by the year 2000. HIV infection usually signals the start of a progressive disease that compromises the immune systems, ultimately resulting in Acquired Immune Deficiency Syndrome ("AIDS"). The United States Centers for Disease Control estimates that as of the middle of 1997, there were approximately 259,000 cases of AIDS in the United States. A recent study in the Journal of the American Medical Association estimated that 650,000 to 900,000 U.S. residents were living with HIV infection.

       An article published in AIDS Research and Human Retroviruses in 1993 by investigators at Walter Reed Army Institute of Research ("Walter Reed") in
collaboration with the Company's scientists indicated that the various interferon species display vast differences in their ability to affect virus replication. Walter Reed researchers found that the Company's Natural Alpha Interferon was 10 to 100 times more effective than equal concentrations of recombinant alpha interferon 2a and 2b in blocking the replication of HIV-1, the AIDS virus, in infected human cells in vitro.

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

         In March 1992, Walter Reed launched a Phase 1 clinical trial with asymptomatic HIV-infected patients to investigate the safety and tolerance, at several dose regimens, of ALFERON N Injection, self-injected subcutaneously for periods of up to 24 weeks. The investigators concluded that the treatment was "surprisingly" well tolerated by patients, at all dose regimens. Preliminary findings were reported by Walter Reed at the IXth International Conference on AIDS in Berlin in 1993. The investigators also reported that the expected interferon side effects, such as flu-like symptoms, were rare or absent in the majority of patients treated with the Company's product.

         Although this Phase 1 clinical trial was designed primarily to provide safety information on various doses of ALFERON N Injection used for extended periods of time, there were encouraging indications that certain disease parameters had stabilized or even improved in certain patients by the end of the experimental treatment.

         In a follow-up analysis of patients' blood testing data, it was found after an average of 16 months after treatment, CD4 white blood cell counts remained essentially unchanged or were higher than at the onset of the trial in 11 of 20 patients. In addition, while on treatment, the amount of HIV detectable in the patients' blood, as measured by polymerase chain reaction ("PCR") testing, declined in a dose dependent manner (the greatest declines were observed in the highest dose group). Also, none of the patients were found to have developed neutralizing antibodies to Natural Alpha Interferon, even after being treated three times weekly for many months. These results were reported at the Third International Congress on Biological Response Modifiers held in Cancun, Mexico in January 1995 and were selected for a poster presentation at the 35th Interscience Conference on Antimicrobial Agents and Chemotherapy held in San Francisco in September 1995. An extensive report was published in the May 1996 issue of the Journal of Infectious Diseases.

         It is important to note that, because of the small number of study participants and the absence of a control group, no firm conclusions can be drawn from these observations. However, based on the safety and preliminary efficacy data obtained from this trial and after meeting with the FDA, the Company conducted a multi-center Phase 3 clinical trial of ALFERON N Injection in HIV-infected patients, which was completed in December 1997. This randomized, double-blind, placebo-controlled trial was designed to evaluate the safety and efficacy of ALFERON N Injection in the treatment of HIV-positive patients, some of whom may have been taking other FDA-approved antiviral agents. Enrolled patients were required to have CD4 white blood cell counts of at least 250 cells per microliter and a viral burden (as determined by PCR testing) of at least 2,000 RNA copies per milliliter. The Company completed the preliminary analysis of the data collected from the 16 investigator sites and scheduled a pre-filing meeting with the FDA in mid-March 1998. Shortly after that meeting, the FDA advised the Company that, although ALFERON N Injection demonstrated biological activity in this Phase 3 clinical trial, the results were insufficient for filing for approval for this additional indication for ALFERON N Injection. While the results over the course of treatment demonstrated benefits that were statistically significant for the group of patients receiving ALFERON N Injection and highly statistically significant for the subgroup of such patients with high CD4 counts, the study's primary efficacy variable (reduction in viral load) was not met at the time point specified in the protocol (end of treatment). The FDA therefore indicated that an additional trial will be necessary to evaluate further the efficacy of ALFERON N Injection for this indication. The Company is currently evaluating its options with respect to the HIV program.

         After satisfactorily completing the 24-week treatment in this Phase 3 trial, patients were eligible to enroll in a separate open-label continuation study to evaluate the safety and efficacy of different maintenance treatment regimens. Approximately 93% of such eligible patients have chosen to enroll in the continuation study. There can be no assurance that ALFERON N Injection for the treatment of patients with HIV will be cost-effective, safe, and effective or that the Company will be able to obtain FDA approval for such use.
Furthermore, even if such approval is obtained, there can be no assurance that such product will be commercially successful or will produce significant revenues or profits for the Company.

         Hepatitis C. Chronic viral hepatitis is a liver infection caused by various hepatitis viruses. The United States Centers for Disease Control estimates that nearly four million people in the United States are presently infected with the hepatitis C virus ("HCV"), a majority of whom become chronic carriers and will suffer gradual deterioration of their liver and possibly cancer of the liver. Several brands of recombinant and cell-cultured interferon have been approved by various regulatory agencies worldwide for the treatment of hepatitis C, including three recombinant products in the United States. See "Business -- ALFERON N Injection -Competition." However, reports have indicated that many patients either do not respond to treatment with the recombinant products or relapse after treatment. The Company has conducted three multi-center, randomized, open-label, dose-ranging Phase 2 clinical trials utilizing ALFERON N Injection with patients chronically infected with HCV. The objective of the Company's HCV clinical studies was to compare the safety and efficacy of different doses of Natural Alpha Interferon injected subcutaneously in naive (previously untreated), refractory (unsuccessfully treated with recombinant interferon), and relapsing (initially responded to recombinant interferon but later relapsed) patients.

         The results in naive patients indicated a significant dose-dependent response at the end of treatment. In addition, treatment of naive patients with ALFERON N Injection did not produce any interferon-neutralizing antibodies. An oral presentation of the results in naive patients was given at the American Association for the Study of Liver Diseases ("AASLD") meeting that took place in November 1995. The results of this study were published in the February 1997 issue of Hepatology.

         The results in refractory patients indicated a significant response at the end of treatment in the highest dose group. A poster presentation of the results in refractory patients was given at the AASLD meeting that took place in November 1995.

         As a result of the promising results obtained in the study on naive patients, the study on relapsing patients, which was accruing patients slowly, was terminated early so that the Company could concentrate its limited resources on pursuing the Phase 3 trials in naive patients, discussed below.

         After meeting with the FDA, the Company commenced in the second quarter of 1996 a Phase 3 multi-center, randomized, controlled clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in naive chronic hepatitis C patients. The trial consists of a 24-week treatment phase and 24-week follow-up and also includes an interim analysis after approximately one-half of the enrolled patients complete the treatment and follow-up phases.

         On April 2, 1998, the Company announced it had completed the interim analysis of the results for approximately half of the enrolled patients. If the results of the interim analysis had demonstrated at a very high level of statistical significance that ALFERON N Injection is effective, the Company intended to seek FDA approval while continuing to follow the other enrolled patients. However, while the efficacy analysis indicated that ALFERON N Injection and the control treatment (an approved therapy) appear to be equivalent, the study protocol requires a showing of superiority in order to meet the criteria for statistical significance in the interim analysis, and the Company will therefore not seek FDA approval based on the interim analysis. The Company expects that all patients will complete the study by mid- year, followed by a final analysis in the third quarter of 1998. If the results at the end of the trial are favorable (which to be statistically significant must demonstrate superiority over the control treatment for all enrolled patients as a group), the Company intends to seek FDA approval approval in the fourth quarter of 1998. However, there can be no assurance that such efficacy results will be demonstrated at the time of the final analysis or that the use of ALFERON N Injection for the treatment of patients with hepatitis C will be cost-effective, safe, and effective or that the Company will be able to obtain FDA approval for such use. Furthermore, even if such approval is obtained, there can be no assurance that such product will be commercially successful or will produce significant revenues or profits for the Company.

         HIV and hepatitis C co-infected patients. In December 1997, patient enrollment commenced in a Phase 2 multi-center, open label clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in patients co-infected with HIV and HCV. The trial consists of a 24-week treatment phase and 24-week follow-up. Two groups of patients with chronic hepatitis C will be studied - one with significant HIV viral levels and the other with low or undetectable levels. The patients' HIV and HCV viral levels will be evaluated throughout the treatment and follow-up phases. It is estimated that approximately 10% of HIV-infected patients are co-infected with HCV.

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

         In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting MS. However, reports in the scientific literature and elsewhere have indicated that the significant adverse reactions associated with the treatments may limit their usefulness. In addition, Copaxone(R), a non-interferon product was recently approved by the FDA to treat relapsing-remitting multiple sclerosis. Based in part on encouraging anecdotal reports on the use of ALFERON N Injection in MS patients, the Company would like to conduct a clinical trial in order to investigate the potential use of ALFERON N Injection for the treatment of MS. However, the timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

         Marketing and Distribution. The Company completed the reacquisition of marketing and distribution rights for ALFERON N Injection from The Purdue Frederick Company ("Purdue") in May 1996. The Company believes that the reacquisition of marketing provides it with greater financial flexibility and control over the distribution of ALFERON N Injection. Since the reacquisition, the Company has focused its efforts in the United States on making additional sales to existing customers. In May 1997, the Company entered into an agreement appointing Alternate Site Distributors, Inc. ("ASD"), a subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Pursuant to such agreement, ASD will also provide clinical and product information, reimbursement information and services, and management of patient assistance services.

         In 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm GmbH ("Cell Pharm"). Cell Pharm, headquartered in Hanover, Germany, is a privately-owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on June 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices, and obligates Cell Pharm to purchase specified minimum amounts in each annual period. In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling ALFERON N

Injection at a price higher than a specified price. Cell Pharm is required to maintain an active and efficient sales and customer service organization with adequately trained personnel for marketing and selling ALFERON N Injection. Cell Pharm represents to the Company that it has obtained, and Cell Pharm agrees to maintain in effect, all registrations, approvals, and consents from governments in Germany as are necessary to permit or facilitate the lawful handling, promotion, and resale of ALFERON N Injection in Germany. Cell Pharm has informed the Company that it intends to market ALFERON N Injection under the trade name Cytoferon(TM), pursuant to Cell Pharm's existing regulatory approval to market Cytoferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

         In February 1994, the Company entered into an exclusive distribution agreement for ALFERON N Injection in Mexico with Industria Farmaceutica Andromaco, S.A. de C.V. ("Andromaco"), a privately-held pharmaceutical company headquartered in Mexico City which specializes in oncology and immunology products. Pursuant to the agreement, Andromaco obtained approval from the Mexican regulatory authorities to sell ALFERON N Injection for the treatment of genital warts, which is marketed under the trade name ALTEMOL(R). The agreement establishes performance milestones for the maintenance of distribution rights by Andromaco in Mexico. In addition, the Company has a buy-out option to reacquire the marketing and distribution rights in Mexico under certain terms and conditions.

         Manufacturing. The purified drug concentrate utilized in the formulation of ALFERON N Injection is manufactured in the Company's facility located in New Brunswick, New Jersey, and ALFERON N Injection is formulated and packaged at a production facility located in McPherson, Kansas and operated by Abbott Laboratories Inc. ("Abbott") pursuant to a processing and supply agreement entered into in September 1994. Under the terms of the agreement with Abbott, the Company pays Abbott an agreed price to formulate and package ALFERON N Injection in accordance with specifications provided by the Company. The Company's facilities received FDA approval in October 1989. Subsequently, the Company developed process improvements and completed an expansion of its manufacturing facility, both of which were approved by the FDA in June 1991. The process improvements and expanded facility enabled the Company to reduce the manufacturing costs of ALFERON N Injection and gave the Company increased production capacity for ALFERON N Injection. Since the beginning of 1996, the Company increased its physical manufacturing capacity by 50%. In anticipation of increased demand, production of interferon was continued at a level in excess of current market demand. In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is the result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period at historical sales levels). As a result, inventories at December 31, 1997 reflect a reserve for excess inventory of $7,254,710. Also, during the quarter ending March 31, 1998, the Company will record an additional write-off of approximately $3,000,000 of inventories that were produced during the three months ended March 31, 1998. At the present time, the Company has produced sufficient inventory to satisfy its clinical and commercial needs for the foreseeable future and has therefore discontinued production of ALFERON N Injection. See "Business -- ALFERON N Injection -- Clinical Trials for New Indications," "Management's Discussion and Analysis of Financial Condition and Results of
Operations,"   "Business   -Governmental Regulation," and "Properties."

         Competition. Presently, INTRON A, manufactured by Schering Plough Corp. "Schering"), is the one other injectable interferon product approved by the FDA for the treatment of genital warts. INTRON A is made from recombinant alpha interferon. Since the production of INTRON A is not dependent on a source of human blood cells, it may be able to be produced in greater volume and at a lower cost than ALFERON N Injection. Currently, the Company's wholesale price on a per unit basis of ALFERON N Injection is substantially higher than that of INTRON A. In March 1997, 3M Pharmaceuticals received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of external genital and perianal warts. ALFERON N Injection also competes with surgical, chemical, and other methods of treating genital warts. The Company cannot assess the impact products developed by the Company's competitors or advances in other methods of the treatment of genital warts will have on the commercial viability of its product.

         If and when the Company obtains approvals for additional indications of ALFERON N Injection and its proposed products (such as the approval obtained by Cell Pharm in Germany), it expects to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.

         A number of synthetic antiviral compounds have been approved in the United States and certain foreign countries for the treatment, primarily in combination therapy, of HIV infection and AIDS, including reverse transcriptase inhibitors (nucleoside analogues) such as Epivir(R) and Retrovir(R) (manufactured by Glaxo Wellcome Inc.), Hivid(R) (manufactured by Roche Laboratories, Inc.), and Zerit(R) and Videx(R) (manufactured by Bristol-Myers

Squibb Company) and protease inhibitors such as Crixivan(R) (manufactured by Merck & Co., Inc.), Fortovase(R) and Invirase(R)(manufactured by Roche
Laboratories, Inc.), Norvir(R) (manufactured by Abbott Laboratories) and Viracept(R) manufactured by Agouron Pharmaceutical, Inc. Also, Viramune(R), a non-nucleoside reverse transcriptase inhibitor (manufactured by Boehringer Ingelheim Corporation), and Rescriptor(R) manufactured by Pharmacia and Upjohn Company, have been approved by the FDA for use in combination with nucleoside analogues for the treatment of HIV-infected adults.

         Schering's recombinant interferon product is already approved for the treatment of hepatitis C and hepatitis B in the United States and other markets, as well as for many other medical uses. Roche Pharmaceuticals's recombinant interferon product has been approved for the treatment of hepatitis C in the United States and for other medical uses in the United States and in foreign countries. In addition, Amgen Inc.'s recombinant interferon, Infergen(R), also known as consensus interferon product, was recently approved for the treatment of hepatitis C in the United States.

         In the United States, two recombinant forms of beta interferon, Biogen, Inc.'s Avonex(R) and Berlex Laboratories' Betaseron(R) as well as Teva Marion Partners' Copaxone(R), a non-interferon product, have been approved for the treatment of relapsing-remitting MS.

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

         Clinical Trials. The Company has completed one clinical trial, has commenced one clinical trial, and may conduct other clinical trials for its ALFERON N Gel formulation to develop applications and obtain initial approvals for such products.

         Cervical Dysplasia and Intravaginal Warts. Affecting approximately 500,000 to one million women each year in the United States alone, cervical dysplasia, or abnormal cervical cells, has been identified as a potential precursor to cervical cancer. Cervical cancer strikes approximately 13,000 women in the United States each year, causing 5,000 deaths, and is responsible for more than half a million deaths worldwide. Cervical dysplasia is caused by certain strains of the human papillomavirus ("HPV"), the same family of viruses that causes genital warts. The Company has completed a small Phase 2 dose-ranging study using ALFERON N Gel at the Columbia-Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Pap smears, identification tests for the presence of virus, and cervical biopsies indicated that ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia in the majority of patients who completed the treatment course. In addition, an investigator-sponsored, Phase 2 randomized, placebo-controlled, double-blind, parallel group clinical study to investigate the potential use of ALFERON N Gel for the treatment of intravaginal warts (which are also caused by the HPV) commenced in January 1998.

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

         ALFERON N Gel may also be of benefit to immunocompromised patients with mucocutaneous herpes. Patients with this form of herpes suffer from persistent skin lesions which have become resistant to existing therapies. The Company will not start clinical trials for this indication unless additional funding or a sponsor is secured.

         Marketing and Distribution. The Company does not have any marketing agreement with respect to ALFERON N Gel and, if FDA approval is obtained, no assurance can be given that the Company will be able to enter into a marketing agreement on terms satisfactory to the Company. The Company may also choose to market ALFERON N Gel itself if FDA approval is obtained.

         Competition. The Company believes that three antiviral products are presently sold in the United States for the treatment of recurrent genital herpes: Zovirax(R) (manufactured by Glaxo Wellcome Inc.) which contains acyclovir and is administered orally, topically, or intravenously, Famvir(R) (manufactured by SmithKline Beecham Pharmaceuticals) which contains famcyclovir and is administered orally, and Valtrex(R) (manufactured by Glaxo Wellcome, Inc.) which contains valacyclovir and is also administered orally. The only current treatment for cervical dysplasia in the United States is surgery, while intravaginal warts are treated with ablative therapy.

ALFERON LDO

        ALFERON LDO is a low dose oral liquid Natural Alpha Interferon preparation which the Company has developed and believes has potential in the treatment of several quality-of-life parameters of importance to patients infected with HIV.

       Clinical Trials for ALFERON LDO. As described below, the Company has completed two Phase 2 clinical trials for its ALFERON LDO formulation for the treatment of HIV-infected patients. In addition, a National Institute of Allergy and Infectious Diseases ("NIAID") sponsored Phase 3 trial in HIV-infected patients has been concluded in which ALFERON LDO was included as one of the treatments.

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

       At the insistence of AIDS groups and community-based physicians who had been using low-dose oral formulations of interferon in their practice, the NIAID launched in the second quarter of 1996 a Phase 3 trial of three preparations of low-dose oral interferon, including ALFERON LDO. An advisory committee comprised of representatives from the Company and other interferon manufacturers, AIDS support groups, the FDA, and the National Institutes of Health was organized to design this multicenter study, which is examining the effectiveness of low dose oral alpha interferon therapy on several quality-of-life parameters of importance to patients infected with HIV. Patients enrolled in the study were randomly assigned to one of four treatment groups, with all participants receiving three compounds. In three of the groups, patients received one active compound and two placebos. Patients in the fourth group received only placebos. Neither the physician nor the patient will know which group the patient was assigned to until after the study, which had a six-month treatment phase and six-month follow-up period, has ended and the analysis is completed. While in the study, patients were permitted to take antiretroviral drugs and therapies against opportunistic infections. In June 1997, NIAID terminated enrollment in this study because of the slow rate of patient accrual. NIAID will analyze and publish the results of the completed patients when available. The Company has provided clinical quantities of ALFERON LDO for use in the study.

         Marketing and Distribution. The Company does not have a marketing agreement with respect to ALFERON LDO and, if FDA approval of ALFERON LDO is obtained, no assurance can be given that the Company will be able to enter into a marketing agreement for such products on terms satisfactory to the Company. The Company may also choose to market ALFERON LDO itself if FDA approval is obtained.

       Competition. Under the terms of a licensing agreement (as amended, the "Amarillo Agreement") with Amarillo Bioscience, Inc. (formerly Amarillo Cell Culture Company, Incorporated) ("Amarillo") (i) the Company has the exclusive right to sell ALFERON LDO, containing Natural Alpha Interferon, in the United States and all foreign countries other than Japan, (ii) Amarillo and Pharma
Pacific Management Pty. Ltd. ("PPM"), a company which has also obtained a license from Amarillo, each has the right to sell any interferon other than Natural Alpha Interferon in the United States and all foreign countries other than Japan, and (iii) Hayashibara Biochemical Laboratory has the right to sell its low dose alpha interferon in Japan. See "Business -- Licenses and Royalty Obligations." Therefore, with respect to low dose oral interferon products, the Company will potentially compete with Amarillo and PPM in the United States and in the rest of the world except Japan and with Hayashibara Biochemical Laboratory in Japan. In addition, the Company will potentially compete with the manufacturers of the synthetic antiviral compounds that have been approved in the United States and certain foreign countries for the treatment of HIV and AIDS. (See "Business -- ALFERON N Injection -- Competition").

Patents

         In 1996, the Company was issued a United States patent, comprised of 15 claims, for Natural Alpha Interferon. The two major claims are for (i) a highly purified Natural Alpha Interferon composition produced from human peripheral blood leukocytes and (ii) an improved method to produce this composition. The issuance of this patent gives the Company protection for the manufacture, use, and sale of its Natural Alpha Interferon product in the United States and prevents a competitor from producing or using equivalent products derived from human peripheral blood leukocytes. Patent applications have also been filed in selected foreign countries. In the fourth quarter of 1997, the Company was issued a second United States patent which broadens the scope of the first one to cover certain individual or mixtures of alpha interferon species present in Natural Alpha Interferon.

        Also in 1996, the Company was issued a United States patent, comprised of four claims, that will expand the Company's portfolio on overall technologies in the interferon field. The biological activities of interferon take place when the interferon binds to Type 1 interferon receptor proteins, which are present in various human cells. The major claim is the composition claim for an interferon receptor protein specifically binding alpha and beta, but not gamma, interferon. The receptor, which is isolated from a cancerous cell line, binds both natural and recombinant alpha interferons and is a variant form of the human interferon receptor (Type 1) which has been found in some cases of acute leukemia. The claimed receptor protein could be used to produce anti-receptor antibodies that may have potential use in diagnostic testing for tumors or cancers which have an abnormal number of receptors. The claimed receptor protein may also have potential use as a therapeutic agent for those diseases which have aberrant production of interferon, by binding to and neutralizing the excess interferon.

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

         Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. The Hoffmann Agreement can be terminated by the Company on 30 days' notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. When the Company received FDA approval for ALFERON N Injection for the treatment of genital warts in 1989, the Company became obligated to issue shares of its Common Stock to Hoffmann as a prepaid royalty against future net sales by the Company. Under the terms of the

Hoffmann Agreement, certain payments previously made to Hoffmann (including a portion of the value of the Common Stock previously issued to Hoffmann) are available as offsets against 50% of the Company's future royalty obligations to Hoffmann until the Company obtains an FDA approval to market ALFERON N Injection for an additional indication. For the years ended December 31, 1997, 1996 and 1995, the Company applied $117,102, $77,584 and $50,437 respectively, of the prepayments previously made to Hoffmann against the amounts due. As of December 31, 1997, based upon the market value of the Company's common stock, the Company had approximately $698,200 of credits available to offset its future royalty obligations to Hoffmann.

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

         In addition, the Company agreed to pay G.P. Strategies Corporation ("G.P. Strategies"), formerly named National Patent Development Corporation, a royalty of $1 million in connection with the acquisition of certain intellectual property and technology rights from G.P. Strategies. Such amount is payable if and when the Company generates income before taxes, limited to 25% of such income before income taxes per year until the amount is paid in full.

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

         Each facility in which products are produced and packaged, whether operated by the Company or a third party, must meet the FDA's standards for current good manufacturing practices and must also be approved prior to marketing any product produced or packaged in such facility. Any significant change in the production process which may be commercially required, including changes in sources of certain raw materials, or any change in the location of the production facilities will also require FDA approval. To the extent a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive FDA approval for the other entity's participation in the manufacturing process. The Company has entered into an agreement with Abbott, pursuant to which Abbott formulates and packages ALFERON N Injection. The Company presently has a biologic establishment license for the facilities in which it produces ALFERON N Injection, which includes the facilities in which Abbott formulates and packages ALFERON N Injection. In addition, FDA approval would have to be obtained if the Company should choose to use an outside formulator and/or packager for ALFERON N Gel or ALFERON LDO.

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

Research Staff and Employees

         As of April 8, 1998, the Company had approximately 100 full-time employees, of whom 14 hold Ph.D. degrees, 1 holds an M.D. degree and 52 hold other degrees in scientific or technical fields. Of such employees, approximately 21 were engaged in research and product development, 40 were engaged in quality control and product and process improvement for manufacturing, 9 were engaged in engineering, maintenance and regulatory and quality assurance, 6 were engaged in medical affairs and the remainder were general and administrative personnel.

Research and Development

         During the fiscal years ended December 31, 1997, 1996, and 1995, the Company expended approximately $11.9 million, $6.4 million, and $3.7 million, respectively for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs.

Executive Officers of the Registrant

         The following table sets forth the names of the principal executive officers of the Company as of March 15, 1998 and their positions with the Company. The principal business experience of the executive officers for the last five years is also described below.

Name                              Age          Position
----                              ---          --------

Samuel H. Ronel, Ph.D              61          Chairman of the Board

Lawrence M. Gordon                 44          Chief Executive Officer and a
                                               Director

Stanley G. Schutzbank, Ph.D.       52          President and a Director

Donald W. Anderson                 48          Controller (Principal
                                               Accounting and Financial
                                               Officer) and Secretary

Drew Stoudt                        50          Vice President, Regulatory
                                               Affairs and Quality

Mei-June Liao, Ph.D.               46          Vice President, Research and
                                               Development

James R. Knill, M.D.               65          Vice President, Medical Affairs

Robert P. Hansen                   54          Vice President, Manufacturing

         Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined G.P. Strategies in 1970 and served as the Vice President of Research and Development of G.P. Strategies and as the President of Hydro Med Sciences, a division of G.P. Strategies, from 1976 to September 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of The Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997.

         Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996, General Counsel of G.P. Strategies since November 1986, and Vice President of G.P. Strategies from June 1991 to September 1996. He was Associate General Counsel of G.P. Strategies from 1983 through November 1986.

         Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined G.P. Strategies in 1972 and served as the Corporate
Director of Regulatory and Clinical Affairs of G.P. Strategies from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September 1996. Dr. Schutzbank is a member of the Regulatory Affairs

Professionals Society and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification
Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of the Regulatory Affairs Professionals Society.

         Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. He was an officer of various subsidiaries of G.P. Strategies from 1976 to September 1996.

         Drew Stoudt has been Vice President, Regulatory Affairs and Quality of the Company since March 1991. He was Vice President, Quality Assurance and Quality Control from February 1990 to March 1991. Mr. Stoudt has served as Director of Quality Assurance for the Company and other divisions of G.P. Strategies from 1985 to 1990. Mr. Stoudt is a member of the Regulatory Affairs Professionals Society and received the 1988 Richard e. Greco Regulatory Affairs Professional of the Year Award. In addition, in 1997, Mr. Stoudt was elected to a three-year term as Treasurer of this Society.

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

Item 2.  Properties

         The Company's executive offices and its research and production facilities are located at 783 Jersey Avenue, New Brunswick, New Jersey 08901, and its telephone number is (732) 249-3250. The Company also maintains offices at 9 West 57th Street, New York, New York 10019, the cost of which is included in the Management Agreement. See Note 1 of Notes to Consolidated Financial Statements.

         The Company owns two free standing buildings comprising approximately 44,000 square feet and leases another 10,000 square feet all of which is located in New Brunswick, New Jersey. The Company uses the facilities for staff offices, for the production and purification of interferon, for quality control and research activities, and for the storage of raw, in process and finished materials.

         The Company believes that its current facilities and equipment are suitable and adequate for research and development and commercial production of purified interferon, well maintained, and in good condition.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The Common Stock is traded in the over-the counter market and is quoted on the NASDAQ National Market System under the symbol IFSC. Effective June 17, 1997, the trading market for the Common Stock was changed from the NASDAQ Small Cap Market to the NASDAQ National Market System. The following table sets forth for each period indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ Small Cap Market through June 16, 1997 and on the NASDAQ National Market System commencing June 17, 1997. All prices have been adjusted for a one-for-four reverse stock split that became effective as of 5:00 p.m. New York City time on March 21, 1997.

                              1997                           1996
                           ------------                    -----------

Quarter                 High          Low               High          Low
-------                 ----          ---               ----          ---
First.......          $11           $ 5 3/8          $  10 1/4     $  6
Second....              9 5/8         4 1/2             12            7 1/4
Third......             9 1/2         6                  8 1/4        4 1/2
Fourth.....            11 3/16        7 1/2              7 7/8        3 1/2


         As of March 12, 1998, the Company had 350 stockholders of record.

         The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.

         On August 18, 1997, the Company completed the private placement primarily to institutional investors of 1,936,667 shares of Common Stock.
The Company received aggregate cash consideration of $11,620,002. Sunrise Securities Corp. ("Sunrise") acted as placement agent and in connection therewith received a commission of 116,200 shares of Common Stock and options to purchase 96,833 shares of Common Stock at a purchase price of $7.20 per share. The options are exercisable for a period of four years, commencing on August 18, 1998, and cannot be sold, transferred, assigned, or hypothecated until such date, except that they may be assigned, in whole or in part, to any successor, officer, or partner of Sunrise. Sunrise also received an unaccountable expense allowance of 38,733 shares of Common Stock. The private placement and the issuance of shares and options to designees of Sunrise were made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") for a transaction by an issuer not involving any public offering and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 6.  Selected Financial Data
(Thousands of dollars except per share data)

                                                Year Ended December 31,
                                    1997       1996       1995       1994      1993
                                    ----       ----       ----       ----      ----

Revenues                         $  2,956    $ 2,092    $ 1,296    $ 1,166    $   51
Research and development
  costs, net                       11,864      6,400      3,726      5,196     4,151

General and administrative
  expense                           4,389      3,405      1,940      4,974     2,367

Loss from operations*             (22,410)   (12,426)    (7,447)   (11,782)   (8,347)
Interest income (expense), net        670        441         75       (295)     (113)

Net loss*                         (21,740)   (11,986)    (7,372)   (12,078)   (8,460)

Basic and diluted loss per
   share of common stock**          (1.63)     (1.20)     (1.11)     (2.47)    (2.19)

Dividends                            NONE       NONE       NONE      NONE       NONE



----------------------------------
[FN]
*Includes a provision for excess inventory of $7.3 million in 1997.

**All Periods have been restated to reflect the effect of the one-for-four reverse stock split that became effective as of 5:00 p.m. New York City time on March 21, 1997 (see Note 11 to the Consolidated Financial Statements).


                                                        December 31,
                                                        ------------
                                   1997       1996        1995       1994      1993
                                   ----       ----        ----       ----      ----

Total assets                    $ 24,153    $ 27,743    $ 13,953   $ 8,182   $ 20,301

Current maturities of
  long-term debt                      --          --          --       409      1,999

Long-term debt, net of
  current maturities                  --          --          --        --        138

Common Stock subject to
  repurchase commitment               --          --          --     2,730         --

Working capital (deficiency)      14,529      19,929       7,062      (782)     7,985

Stockholders' equity              20,214      25,374      12,827     2,979     17,131


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Since January 1981, the Company has been primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Andromaco, and in Germany by Cell Pharm, the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications. The future revenues and profitability of, and availability of capital for, biotechnology companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. The Company has limited financial resources with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either
(i) issuing securities in a public or private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) entering into collaborative or other arrangements with corporate partners. The Company has primarily financed its operations to date through private placements and public offerings of the Company's securities. This may be more difficult in the future in light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients. See "Business - ALFERON N Injection - Clinical Trials for New Indications." All per share amounts have been adjusted for a one-for-four reverse stock split that became effective as of 5:00 p.m. New York City time on March 21, 1997.

Liquidity and Capital Resources

         As of April 10, 1998, the Company had an aggregate of $7.2 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

         The  Company  requires   substantial  funds  to  conduct  research  and
development and pre-clinical and clinical testing and to market its products. For the year ended December 31, 1997, the cash utilized by the Company's operations was approximately 19.0 million of which increases in inventories and accounts and other receivables accounted for approximately $6.3 and $0.8 million, respectively. The Company had continued to increase its investment in inventories of ALFERON N Injection to meet anticipated increases in market demand, for use in the Company-sponsored Phase 3 and Phase 2 clinical trials, and so that inventory would be available in the event ALFERON N Injection was subsequently approved for the treatment of HIV or hepatitis C or both by the U.S. Food and Drug Administration. In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has determined that it has enough inventory on hand to satisfy its clinical and commercial needs for the foreseeable future and therefore discontinued production of ALFERON N Injection in April 1998. The Company currently obtains human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the American Red Cross pursuant to a supply agreement dated April 1, 1997. The Company will not need more human white blood cells until such time as production of ALFERON N Injection is resumed. Under the terms of the agreement with the American Red Cross, the Company is obligated to purchase a minimum of 18,000 buffy coats of human white blood cells each month through March 1999, at a price per buffy coat of $14.50. The Company hopes to renegotiate the minimum purchase commitment, but if it is unable to do so such obligation may have a material adverse effect on the financial condition of the Company. For the years ended December 31, 1996 and 1995, the cash utilized by the Company's operations was approximately $13.3 million and $7.1 million, respectively. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market
developments;  changes in its existing research   relationships;   and  the
ability  of  the   Company  to   establish collaborative  arrangements  and
effective  commercialization   activities  and arrangements.

        The Company anticipates that the cash that will be utilized by the Company's operations in 1998 will be significantly less than in 1997 as a result of the discontinuance in April 1998 of manufacturing, the conclusion in 1998 of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, and certain other cost reductions instituted in 1998 by the Company, offset in part by the expenses associated with the HIV and hepatitis C co-infection study that commenced in December 1997. Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available will be sufficient to enable the

Company to continue operations through approximately September 1998. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated April 2, 1998 on the Company's consolidated financial statements notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

         During the second half of 1997, the Company received net proceeds of approximately $16.4 million from public and private stock offerings, primarily to institutional investors, of the Company's common stock.

         On December 24, 1996, the Company sold in a private placement (the "December 1996 Private Placement") 1,403,750 shares of Common Stock at a price of $6.50 per share. The $9,124,375 of proceeds from such sale (less expenses of $61,300 excluding the impact of shares of common stock and warrants issued to the placement agent as additional compensation) were used (i) to increase the Company's inventory of ALFERON N Injection, (ii) to fund the Company's clinical programs, and (iii) to increase the Company's marketing and sales capabilities.

         On May 2, 1996, the Company completed the sale of 2,000,000 shares of Common Stock for an aggregate of $16,000,000 (the "May 1996 Offering"). Of the net proceeds of $14,453,000 from the May 1996 Offering, the Company used an aggregate of $3,760,012 to pay Purdue, approximately $6,000,000 for research, product development and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

         In August and September 1995, the Company completed the sale of 3,000,000 shares of Common Stock for an aggregate of $14,400,000 (the "August/September 1995 Offering"). Of the $12,494,000 of net proceeds from the August/September 1995 Offering, the Company used $1,870,000 to repay indebtedness to certain principal stockholders, approximately $7,000,000 for research, product development, and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

         Between May and August 1995, three principal stockholders of the Company loaned the Company an aggregate of $1,870,000. Such loans bore interest at prime plus 2% and were repaid with a portion of the proceeds of the August/September 1995 Offering.

         In 1995, Amarillo and Pharma Pacific Management Pty. Ltd. agreed to purchase an aggregate of $750,000 of Common Stock at $8.00 per share, all of which cash was received during the second quarter of 1995.

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

         In 1988, the Company entered into exclusive marketing and distribution agreements with Purdue with respect to ALFERON N Injection. The Company reacquired from Purdue in 1993 and 1994 all except United States and Canadian marketing rights. In January 1994, the Company assumed sole responsibility to conduct and fund clinical trials required to obtain FDA approval for additional indications for ALFERON N Injection. Prior to these amendments, Purdue was responsible for the payment of the costs of such clinical trials. In May 1996, the Company reacquired the United States and Canadian marketing rights from Purdue for $3,313,705, which was charged to expense in the second quarter of 1996. In connection with the reacquisition of United States and Canadian marketing rights (i) Purdue agreed to provide during the first year after the reacquisition certain distribution services to the Company with respect to

24,000 vials of ALFERON N Injection at an aggregate cost of $240,000, (ii) Purdue agreed to provide during the second year after the reacquisition, if requested by the Company, certain distribution services to the Company with respect to up to 30,000 vials of ALFERON N Injection at a cost of $15 per vial, and (iii) the Company purchased from Purdue all vials of ALFERON N Injection and all other assets of Purdue used exclusively in its ALFERON N Injection business at an aggregate cost of $206,307. The Company believes that while the reacquisition of marketing rights from Purdue will increase the Company's future capital requirements, such reacquisition provides it with greater financial flexibility and control over the distribution of ALFERON N Injection. See "Business -- ALFERON N Injection -- Marketing and Distribution."

Results of Operations

Year Ended December 31, 1997 versus Year Ended December 31, 1996

         For the year ended December 31, 1997 (the "1997 Period"), the Company's revenues of $2,955,802 included $2,927,585 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $2,091,907 for the year ended December 31, 1996 (the "1996 Period") included $1,939,595 from the sale of ALFERON N Injection and the balance from sales of research products and revenues resulting from the cancellation of a prior commitment to purchase ALFERON N Injection. There were no sales to Purdue during the 1996 Period because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue and Purdue had adequate
inventory   from  which  to  make  sales  pending  the   consummation   of  such
reacquisition, which took place during May 1996. Cost of goods sold and excess/idle production costs totalled $1,857,959 and $1,399,610 for the 1997 Period and 1996 Period, respectively. In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period based on historical sales levels). As a result, a provision for excess inventory was established in 1997 for $7,254,710. Substantially all of the of the inventory which was sold during the 1996 Period had previously been written-down to its then net realizable value. Excess/idle production costs in the 1996 Period represented current production costs in excess of the estimated net realizable value of the inventory produced.

         Research and development expenses during the 1997 Period of $11,863,987 increased by $5,463,674 from $6,400,313 for the 1996 Period, principally because the Company continued to intensify its level of clinical research on ALFERON N Injection. The Company received $234,996 and $258,984 during the 1997 Period and 1996 Period, respectively, as rental income from G.P. Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

         General and administrative expenses for the 1997 Period were $4,389,025 as compared to $3,404,578 (which includes non-recurring compensation expenses of approximately $768,000) for the 1996 Period. The increase in the 1997 Period was principally due to increases in marketing expenses of approximately $900,000 and, to a lesser extent, increases in payroll and other operating expenses. G.P. Strategies provides certain administrative services for which the Company paid G.P. Strategies $120,000 for each of the 1997 Period and 1996 Period. In addition, for the 1997 Period and 1996 Period, the Company reimbursed G.P. Strategies zero and $195,000, respectively, for expenses paid by G.P. Strategies on behalf of the Company. For the 1997 Period and 1996 Period, payments to G.P. Strategies for the services provided to the Company by G.P. Strategies personnel amounted to $135,000 and $154,758, respectively. For the 1997 Period and 1996 Period, receipts from G.P. Strategies for the services provided to G.P. Strategies by Company personnel amounted to zero and $351,759, respectively.

         The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

         Interest income for the 1997 Period was $670,199 as compared to $440,755 for the 1996 Period. The increase of $229,444 was due to more funds available for investment in the current Period.

         As a result of the foregoing, the Company incurred net losses of $21,739,680 and $11,985,544 for the 1997 Period and 1996 Period, respectively.

Year Ended December 31, 1996 versus Year Ended December 31, 1995

         For the 1996 Period, the Company's revenues of $2,091,907 included $1,939,595 from the sale of ALFERON N Injection and the balance from sales of research products and revenues resulting from the cancellation of a prior commitment to purchase ALFERON N Injection. Revenues of $1,295,662 for the year ended December 31,1995 (the "1995 Period") included $1,260,933 from the sale of ALFERON N Injection and the balance from sales of research products. Sales of ALFERON N Injection to Purdue declined from approximately $918,000 in the 1995 Period to none in the 1996 Period, offset by direct sales of ALFERON N Injection of approximately $1,810,000 by the Company in the 1996 Period after it reacquired the United States and Canadian marketing rights for ALFERON N Injection from Purdue in May 1996. There were no sales to Purdue during the 1996 Period because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue during such Period and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition. Cost of goods sold and excess/idle production costs totaled $1,399,610 and $3,076,249 for the 1996 Period and 1995 Period, respectively. Substantially all of the inventory which was sold during the 1996 Period and the 1995 Period had previously been written down to its then net realizable value. Since the facility was operating during the 1996 Period and 1995 Period, excess/idle production costs primarily represented current production costs in excess of the estimated net realizable value of the inventory produced. The positive gross margin achieved during the 1996 Period reflects the higher selling prices of ALFERON N Injection realized as a result of the reacquisition of United States marketing rights, as well as the low carrying values of inventories written down in prior periods due to the sales prices specified in the Purdue distribution agreements.

         Research and development expenses during the 1996 Period of $6,400,313 increased by $2,674,083 from $3,726,230 for the 1995 Period, principally because the Company has increased its level of clinical research on ALFERON N Injection. The Company received $258,984 and $181,992 during the 1996 Period and 1995 Period, respectively, as rental income from G.P. Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

         General and administrative expenses for the 1996 Period were $3,404,578 as compared to $1,939,864 for the 1995 Period. The increase of $1,464,714 was principally due to non-recurring compensation expenses of approximately $768,000 ($517,000 of which was paid in shares of Common Stock) and the balance to increases in payroll and other operating expenses, including distribution expenses of $160,000 for ALFERON N Injection incurred pursuant to the distribution agreement with Purdue which was entered into in connection with the Company's reacquisition of marketing rights. G.P. Strategies provides certain administrative services for which the Company paid G.P. Strategies $120,000 for each of the 1996 Period and 1995 Period. In addition, for the 1996 Period and 1995 Period, the Company reimbursed G.P. Strategies $195,000 and $249,996, respectively, for expenses paid by G.P. Strategies on behalf of the Company. During the 1995 Period, G.P. Strategies provided to the Company, at its estimated cost, certain personnel which the Company used in its operations. For the 1995 Period, payments to G.P. Strategies for the services provided to the Company by G.P. Strategies personnel amounted to $871,149. Commencing January 1, 1996, most of the G.P. Strategies personnel who had been providing a portion of their time to the Company became employees of the Company and are now providing a portion of their time to G.P. Strategies at the Company's estimated cost. For the 1996 Period, receipts from G.P. Strategies for the services provided to G.P. Strategies by Company personnel amounted to $351,759 and payments to G.P. Strategies for the services provided to the Company by G.P. Strategies personnel amounted to $154,758.

         The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

         Interest income for the 1996 Period was $440,755 as compared to $155,478 for the 1995 Period. The increase of $285,277 was due to more funds available for investment in the current Period.

         Interest expense for the 1996 Period and 1995 Period was zero and $80,511, respectively. The decrease was due to the absence of interest bearing debt during the 1996 Period.

         As a result of the foregoing, the Company incurred net losses of $11,985,544 and $7,371,714 for the 1996 Period and 1995 Period, respectively.

Recent Tax and Accounting Developments

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. This Statement was effective for financial statements issued for periods after December 15, 1997 and required restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 did not have a material impact on previously reported EPS data.

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company does not believe that this Statement will have an impact on the 1998 financial statements.

         In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect that this new standard will have on disclosures in the Company's financial statements.

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         While the Company is not heavily reliant upon computer processing of its data, the Company is utilizing internal resources to identify, correct or reprogram and test its systems for year 2000 compliance. It is anticipated that the project will be completed by the middle of 1999. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings, but the Company believes these expenses will not be material. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          Not applicable.

Item 8.  Financial Statements and Supplementary Data



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . .. . . . .  21

Financial Statements:

Consolidated Balance Sheets - December 31, 1997 and 1996.. . . . . . . . .  22

Consolidated Statements of Operations - Years ended
      December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Changes in Stockholders'
      Equity - Years ended December 31, 1997, 1996 and 1995. . . . . . . .  24

Consolidated Statements of Cash Flows - Years ended
      December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .  25


Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  26

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences, Inc. and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                        KPMG Peat Marwick LLP


New York, New York
April 2, 1998


                                        INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                                    ------------

                                                            1997                    1996
                                                           ------                   ------
ASSETS
Current assets
  Cash and cash equivalents                            $  14,059,283            $ 17,491,955
  Accounts and other receivables                             989,458                 233,037
  Inventories, net of reserve in 1997
    of $7,254,710                                          3,332,653               4,328,598
  Receivables from G.P. Strategies and
    affiliated companies                                      21,904                  82,902
  Prepaid expenses and other current assets                   65,353                 162,019
                                                       -------------             -----------
Total current assets                                      18,468,651              22,298,511
                                                       -------------             -----------
Property, plant and equipment, at cost
  Land                                                       140,650                 140,650
  Buildings and improvements                               7,684,269               7,611,994
  Equipment                                                5,671,836               4,720,936
                                                       --------------            ------------
                                                          13,496,755              12,473,580

Less accumulated depreciation                             (8,266,892)             (7,514,747)
                                                       --------------            ------------
                                                          5,229,863                4,958,833
                                                       --------------            ------------
Patent costs, net of accumulated amortization
  of $240,199 and $209,542                                  280,962                  311,619
Other assets                                                173,900                  173,900
                                                       -------------             ------------
                                                       $ 24,153,376             $ 27,742,863
                                                       =============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                     $  3,552,182             $  1,908,381
  Accrued expenses                                          387,554                  460,651
                                                       -------------             ------------
Total current liabilities                                 3,939,736                2,369,032
                                                       -------------             ------------
Commitments and contingencies

Stockholders' equity*
  Preferred stock, par value $.01 per share;
  authorized - 5,000,000 shares; none
  issued and outstanding
  Common stock, par value $.01 per share; authorized
   - 55,000,000 shares; issued and outstanding
   - 15,210,405 and 12,276,195 shares                       152,104                  122,762
  Capital in excess of par value                        123,946,331              107,396,184
  Accumulated deficit                                  (103,884,795)             (82,145,115)
                                                       -------------             ------------
Total stockholders' equity                               20,213,640               25,373,831
                                                       -------------             ------------
                                                      $  24,153,376             $ 27,742,863
                                                       =============             ============


*Stockholders'   equity  has  been   restated  to  reflect  the  effect  of  the
one-for-four reverse stock split (see Note 11 to the Consolidated Financial Statements).

The accompanying notes are an integral part of these consolidated financial statements.


                                      INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                                       1997           1996             1995
                                                     --------       --------         -------
Revenues

ALFERON N Injection                                $  2,927,585   $  1,939,595    $  1,260,933
Research products and other
  revenues                                               28,217        152,312          34,729
                                                    ------------   ------------    ------------
Total revenues                                        2,955,802      2,091,907       1,295,662
                                                    ------------   ------------    ------------

Costs and expenses
Cost of goods sold and excess/idle
  production costs                                    1,857,959      1,399,610       3,076,249
Provision for excess inventory                        7,254,710
Research and development
  (net of $234,996, $258,984 and $181,992
  of rental income received from
  G.P. Strategies)                                   11,863,987      6,400,313       3,726,230
General and administrative (includes
  $255,000, $469,758 and $1,241,145
  of payments to G.P. Strategies for
  management fees and reimbursements
  of certain salaries and operating
  expenses; net of $351,759 received
  from G.P. Strategies in 1996 for
  reimbursements of certain salaries)                 4,389,025      3,404,578       1,939,864
Cost of reacquisition of
  marketing rights                                                   3,313,705
                                                    ------------   -------------   ------------
Total costs and expenses                             25,365,681     14,518,206       8,742,343
                                                    ------------   -------------   ------------
Loss from operations                                (22,409,879)   (12,426,299)     (7,446,681)

Interest income                                         670,199        440,755         155,478
Interest expense (includes $34,889
  in 1995 to G.P. Strategies)                                                          (80,511)
                                                    -------------  -------------   ------------
Net loss                                           $(21,739,680)  $(11,985,544)   $ (7,371,714)
                                                    =============  =============   ============
Basic and diluted
  loss per share*                                  $      (1.63)  $      (1.20)   $      (1.11)
                                                    =============  =============   ============
Weighted average number of
shares outstanding*                                  13,341,758     10,015,616       6,661,664
                                                    =============  =============   ============




*All Periods have been restated to reflect the effect of the one-for-four reverse stock split (see Note 11 to the Consolidated Financial Statements).

The accompanying notes are an integral part of these consolidated financial statements.


                                                  INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                              Capital in                           Total
                                                         Common Stock         excess of        Accumulated     Stockholders'
                                                      Shares      Amount      par value         deficit            equity
                                                      ------------------      ----------      ------------     -------------

Balance at December 31, 1994                        4,877,323*  $  48,773*   $ 65,718,563*    $(62,787,857)    $  2,979,479

Net proceeds from public sale
  of common stock                                   3,000,000      30,000        12,464,035                      12,494,035
Termination of commitment to repurchase
 common stock from Purdue Frederick                   154,998       1,550         2,478,426                       2,479,976
Net proceeds from sale of common stock
 to Fujimoto Diagnostics, Inc.                        258,621       2,586         1,479,914                       1,482,500
Net proceeds from sale of common stock
 to Amarillo Bioscience, Inc. and its licensee        93,750          938           741,562                         742,500
Issuance of common stock in exchange
 for warrants to purchase common stock               225,000        2,250            (2,250)
Proceeds from exercise of common stock options         2,500           25            19,975                          20,000
Net loss                                                                                       ( 7,371,714)      (7,371,714)
                                                  --------------------------------------------------------------------------
Balance at December 31, 1995                       8,612,192       86,122        82,900,225    (70,159,571)      12,826,776
Net proceeds from public and private sale of
  common stock                                     3,525,816       35,258        23,480,817                      23,516,075
Net proceeds from sale of common stock
  to Fujimoto Diagnostics, Inc.                       71,806          718           499,282                         500,000
Common stock issued as compensation                   66,381          664           515,860                         516,524
Net loss                                                                                       (11,985,544)     (11,985,544)
                                                  --------------------------------------------------------------------------
Balance at December 31, 1996                      12,276,195      122,762       107,396,184    (82,145,115)      25,373,831
Net proceeds from sale of common stock             2,912,092       29,121        16,406,599                      16,435,720
Purchase of fractional shares of common stock
  resulting from reverse stock split                    (106)          (1)             (632)                           (633)
Common stock issued under Company 401(k) plan          2,415           24            22,943                          22,967
Proceeds from exercise of common stock options        19,809          198           121,237                         121,435
Net loss                                                                                       (21,739,680)     (21,739,680)
                                                  --------------------------------------------------------------------------
Balance at December 31, 1997                      15,210,405    $ 152,104     $ 123,946,331  $(103,884,795)    $ 20,213,640






---------------

*All Periods have been restated to reflect the effect of the one-for-four reverse stock split (see Note 11 to the Consolidated Financial Statements).

The accompanying notes are an integral part of these consolidated financial statements



                                INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           1997           1996          1995
                                                         --------       --------       --------
Cash flows from operations:
  Net loss                                            $(21,739,680)  $(11,985,544)   $(7,371,714)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Depreciation and amortization                          782,802        785,185        777,276
    Compensation and benefits
    paid with common stock                                  22,967        516,524
    Provision for excess inventory                       7,254,710
    Reduction of other assets                                                            150,000
    Change in operating assets
    and liabilities:
    Receivables from G.P. Strategies and
    affiliated companies                                    60,998        (55,691)        (7,210)
    Inventories                                         (6,258,765)    (3,512,620)       213,180
    Consignment inventory                                                                220,410
    Accounts and other receivables                        (756,421)      (185,686)      (561,805)
    Prepaid expenses and other current assets               96,666        (86,019)       (20,779)
    Accounts payable and accrued expenses                1,570,704      1,243,226       (503,219)
                                                    ---------------   ------------  -------------
  Net cash used for operations                         (18,966,019)   (13,280,625)    (7,103,861)
                                                    ---------------   ------------  -------------
Cash flows from investing activities:
  Additions to property, plant and equipment           ( 1,023,175)      (579,404)       (68,107)
  Reductions (additions) to intangible and
   other assets                                                           114,801       (132,954)
                                                    ---------------   ------------  -------------
  Net cash used for investing activities                (1,023,175)      (464,603)      (201,061)
                                                    ---------------   ------------  -------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                16,435,720     24,016,075     14,719,035
  Decrease in advances from G.P. Strategies                                             (134,347)
  Reduction of long-term debt                                                           (409,275)
  Loans from principal stockholders                                                    1,870,000
  Repayment of loans from principal stockholders                                      (1,870,000)
  Proceeds from exercise of common stock options           121,435                        20,000
  Purchase of fractional shares of common stock               (633)
                                                    ---------------   ------------  -------------
  Net cash provided by financing activities             16,556,522     24,016,075     14,195,413
                                                    ---------------   ------------  -------------
Net (decrease) increase in cash and cash equivalents    (3,432,672)    10,270,847      6,890,491

Cash and cash equivalents at beginning of year          17,491,955      7,221,108        330,617
                                                    --------------    ------------  -------------
Cash and cash equivalents at end of year            $   14,059,283    $17,491,955   $  7,221,108
                                                    ==============    ============  =============
Cash paid for interest expense                      $                 $             $     79,166
                                                    ==============    ============  =============





The accompanying notes are an integral part of these consolidated financial statements

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Business and Transactions with G.P. Strategies Corporation

         Interferon Sciences, Inc. (the "Company")is a biopharmaceutical company engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha interferon"). The Company's ALFERON(R) N Injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and is being studied for potential use in the treatment of HIV, hepatitis C, and other indications. The Company also is studying ALFERON N Gel and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha interferon, for the potential treatment of viral and immune system diseases. (See Note 6).

         The Company is a party to a management agreement with G.P. Strategies Corporation("G.P. Strategies"), formerly National Patent Development Corporation, pursuant to which certain legal, financial and administrative services have been provided by employees of G.P. Strategies. The fee for such services in 1997, 1996 and 1995 was $120,000 annually. In addition, during such years G.P. Strategies provided to the Company, at its estimated cost, certain personnel and services which the Company used in its operations. For the years ended December 31, 1997, 1996 and 1995, such charges amounted to $135,000, $349,758, and $1,121,145, respectively. During the year ended December 31, 1996, the Company provided certain services to G.P. Strategies at the Company's estimated cost of $351,759.

         The Company owns the buildings which contain its offices and laboratories and until March 1998 leased out a portion of the buildings to G.P. Strategies. Total occupancy costs for the years ended December 31, 1997, 1996 and 1995 were approximately $1,039,000, $991,000 and $729,000, respectively. G.P. Strategies paid to the Company as rent G.P. Strategies's proportionate share of such occupancy costs (based on both square feet occupied and number of personnel), which amounted to $234,996, $258,984 and $181,992, respectively.

         See Note 15 for information with respect to royalty obligations to G.P. Strategies.

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

         Depreciation -- The Company provides for depreciation and amortization of plant and equipment following the straight-line method over the estimated useful lives of such assets as follows:

                                                             Estimated
             Class of Assets                                 Useful Lives
             ---------------                                 ------------

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

         Revenue recognition -- Sales are recorded upon shipment of product.

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

         Long-Lived Assets -- The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         Loss per share - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. At December 31, 1997, 1996 and 1995, the Company's options and warrants are anti-dilutive and therefore basic and diluted EPS are the same.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.   Operations and Liquidity

         The Company has experienced significant operating losses since its inception in 1980. As of December 31, 1997, the Company had an accumulated deficit of approximately $103.9 million. For the years ended December 31, 1997, 1996 and 1995, the Company had losses from operations of approximately $22.4 million (including a provision for excess inventory of $7.3 million), $12.4 million and $7.4 million, respectively. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

         The Company has limited financial resources as of December 31, 1997 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a public or private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) entering into collaborative or other arrangements with corporate partners. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. In addition, the Company hopes to renegotiate the minimum purchase commitment disclosed in Note 15, but if it is unable to do so such obligation may have a material adverse effect on the financial condition of the Company.

         Based on the Company's estimates of revenues, expenses and levels of production, management believes that the cash available will be sufficient to enable the Company to continue operations through approximately September 1998. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

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

         Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. The Hoffmann Agreement can be terminated by the Company on 30 days' notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. When the Company received FDA approval for ALFERON N Injection for the treatment of genital warts in 1989, the Company became obligated to issue shares of its Common Stock to Hoffmann as a prepaid royalty against future net sales by the Company. Under the terms of the Hoffmann Agreement, certain payments previously made to Hoffmann (including a portion of the value of the Common Stock previously issued to Hoffmann) are available as offsets against 50% of the Company's future royalty obligations to Hoffmann until the Company obtains an FDA approval to market ALFERON N Injection for an additional indication. As of December 31, 1997, based upon the market value of the Company's common stock, the Company had approximately $698,200 of credits available to offset its future royalty obligations to Hoffmann, which for financial statement purposes, were expensed in previous periods.

         For the years ended December 31, 1997, 1996 and 1995, the Company applied $117,102, $77,584 and $50,437 respectively, of the prepayments previously made to Hoffmann against the amounts due.

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

Note 6. Research and Development Agreement with Interferon Sciences Research Partners, Ltd.

         During January 1984, the Company organized ISD to act as the sole general partner of Interferon Sciences Research Partners, Ltd., a New Jersey limited partnership (the "Partnership"). The Company and the Partnership entered into a development contract whereby the Company received substantially all of the net proceeds ($4,414,475)of the Partnership's public offering of limited partnership interests. The Company used the proceeds to perform research, development and clinical testing on behalf of the Partnership for the development of ALFERON Gel containing recombinant interferon.

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

Note 7.   Agreement with Fujimoto Diagnostics, Inc.

        In the first quarter of 1995, the Company entered into an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto"), a pharmaceutical company located in Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of Common Stock at $5.80 per share (the then market price), all of which cash was received during the first quarter of 1995, and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then market price. During January 1996, Fujimoto advised the Company that, to date, it had incurred higher than anticipated development expenses, and that it had determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto therefore requested that the Company renegotiate such investment agreement, and the Company met with Fujimoto to consider its request. As a result of such meeting, during the third quarter of 1996 Fujimoto purchased the additional $500,000 of Common Stock originally scheduled for purchase on February 6, 1996 and reimbursed the Company $133,000 for the cancellation of a prior commitment to purchase ALFERON N Injection. The $133,000 was recorded as other revenues in the third quarter of 1996. In March, 1997, Fujimoto and the Company terminated the Fujimoto Agreement.

Note 8.   Agreement with Cell Pharm GmbH

         In 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm. Cell Pharm, headquartered in Hanover, Germany, is a privately-owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on June 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices, and obligates

Cell Pharm to  purchase  specified  minimum  amounts in each annual  period.  In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling ALFERON N Injection at a price higher than a specified price. Cell Pharm is required to maintain an active and efficient sales and customer service organization with adequately trained personnel for marketing and selling ALFERON N Injection. Cell Pharm represents to the Company that it has obtained, and Cell Pharm agrees to maintain in effect, all registrations, approvals, and consents from governments in Germany as are necessary to permit or facilitate the lawful handling, promotion, and resale of ALFERON N Injection in Germany. Cell Pharm has informed the Company that it intends to market ALFERON N Injection under the trade name Cytoferon(R), pursuant to Cell Pharm's existing regulatory approval to market Cellferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

Note 9. Inventories

         Inventories, consisting of material, labor and overhead, are classified as follows:

                                                      December 31,
                                                  1997             1996

       Finished goods...................    $ 3,720,000         $ 2,563,755
       Work in process.................       5,621,714           1,106,214
       Raw materials.......................   1,245,649             658,629
       Less reserve for excess inventory     (7,254,710)
                                            ------------    ---------------
                                            $ 3,332,653         $ 4,328,598
                                            ============    ===============

         Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by Quality Assurance.

         In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period based on historical sales levels). As a result, inventories at December 31, 1997 reflect a reserve for excess inventory of $7,254,710. Also, during the quarter ending March 31, 1998, the Company will record an additional write-off of approximately $3,000,000 of inventories that were produced during the three months ended March 31, 1998.

         Write-downs of inventories at December 31, 1995 to their estimated net realizable values are included in cost of goods sold and excess/idle production costs for 1995.

Note 10. Income Taxes

         On May 30, 1991, G.P. Strategies exchanged the Company's Class B Common Stock for an equal number of shares of the Company's Common Stock. As a result, on that date the Company ceased to be included in G.P. Strategies's consolidated Federal income tax return. For Periods subsequent to May 30, 1991, the Company files its own consolidated Federal income tax return, including its wholly-owned subsidiary.

         As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $6,009,000 of net operating loss carry-forwards, which expire in 2001-2006, are available to the Company upon ceasing to be a member of G.P. Strategies's consolidated return group. In addition, the Company has net operating loss carry-forwards from tax years prior to joining the G.P. Strategies consolidated return group of $742,000, which expire December 31, 1998. Further, the Company has net operating loss carry-forwards for periods subsequent to May 31, 1991, and through December 31, 1996 of approximately $47,984,000, which expire in 2006-2011. For the year ended December 31, 1997, the Company had a tax net operating loss of $14,317,000, which expires in 2012. At December 31, 1997, the Company has total net operating loss carry-forwards of approximately $69,052,000. The loss carry-forwards expire at various dates from 1998 through 2012, as reflected above.

         The Company believes that the events culminating with the closing of its Common Stock Offering on August 22, 1995 resulted in an "ownership change" under Internal Revenue Code, Section 382, with respect to its stock. The Company believes that as a result of the ownership change, the future utility of its pre-change net operating losses are limited to an annual amount of approximately $3,230,000. In addition, the Company has approximately $90,000 of investment tax credit carry-forwards, which expire in 1998-2000 and $692,000 of research and development credit carry-forwards, which expire in 1998-2002 that are, in accordance with Internal Revenue Code, Section 383, subject to the annual limitation under Internal Revenue Code Section 382. The Company further believes that the events culminating with the closing of its private placement of common stock on August 18, 1997, may give rise to an "ownership change" under Internal Revenue Code, Section 382, with respect to its stock.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's history of annual net losses, that a full valuation allowance is appropriate.

         The Company has, as of December 31, 1997, deferred tax assets of approximately $26,723,000, deferred tax liabilities of approximately $68,000 and a valuation allowance of approximately $26,655,000. At January 1, 1997, the valuation allowance was $20,051,000. The increase to the valuation allowance of $6,604,000 is due primarily to net operating losses. The tax effects that give rise to these deferred tax assets and liabilities consist of the following as of December 31, 1997 and 1996:

Deferred tax assets                             1997        1996
-------------------                             ----        ----

Net operating loss carry-forwards          $ 23,474,000   $ 19,084,000
Tax credit carry-forwards                       782,000      1,089,000
Inventory                                     2,467,000
                                            -----------    -----------
                                             26,723,000     20,173,000
Deferred tax liabilities

Property and equipment,
  principally due to
  differences in depreciation                   (68,000)      (122,000)
                                            ------------   ------------
Net deferred tax asset                       26,655,000     20,051,000
Valuation allowance                         (26,655,000)   (20,051,000)
                                            ------------   ------------
Net deferred tax asset after
  valuation allowance                      $    ---       $     ---
                                            ============   ============


Note 11.  Common Stock, Stock Options, Warrants and Other Shares Reserved

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

         The balance sheet at December 31, 1996 as well as the loss per share and average outstanding shares for the years ended December 31, 1996 and 1995, have been restated to reflect the reverse split as if it had occurred on January 1, 1995.

         In 1981, the Company adopted the 1981 Stock Option Plan (the "Plan"), authorizing a committee of the Board of Directors to grant options, over a 10-year Period, to purchase not more than 125,000 shares of Common Stock to officers, directors, employees and consultants of the Company. Since 1981, the Plan has been amended several times to increase the number of shares issuable under the Plan and to extend the Plan until 2001. Pursuant to the terms of the Plan, no option may be exercised after 10 years from the date of grant. The exercise price for any option issued may not be less than 85 percent of the market price of the common stock on the date of issuance.

        At December 31, 1997, the per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $ 4.41, $3.44 and $5.16 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0.0%, risk-free interest rate of 6.3%, expected volatility of 85.5% and an expected life of 4.4 years; 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.8%, expected volatility of 77.2% and an expected life of 3.3 years; 1995 - expected dividend yield of 0.0%, risk-free interest rate of 5.9%, expected volatility of 77.2% and an expected life of 5 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                       1997             1996             1995
                                       ----             ----             ----

Net loss            as reported     $(21,739,680)  $(11,985,544)   $ (7,371,714)
                    pro forma        (24,255,223)   (13,251,799)     (7,519,328)

Basic and diluted
  loss per share    as reported     $      (1.63)  $      (1.20)   $      (1.11)
                    pro forma              (1.82)         (1.32)          (1.13)


         Pro forma net loss reflects only options granted in 1997, 1996 and 1995. In addition, compensation cost is reflected over the options vesting Period. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above.

       Employee stock option activity for options under the Plan during the periods indicated is as follows:

                                                  Number of    Weighted-Average
                                                  Shares       Exercise Price
                                                  ---------    -----------

       Balance at December 31, 1994               718,588          $8.23
                  Granted                         142,500           7.76
                  Exercised                        (2,500)          8.00
                  Forfeited                       (54,500)          8.08
                  Expired                         (42,750)          9.00
                                                  --------

       Balance at December 31, 1995               761,338           8.11
                  Granted                         364,325           6.08
                  Exercised                           ---            ---
                  Forfeited                        (1,275)          7.90
                  Expired                        (324,325)          8.10
                                                  --------

        Balance at December 31, 1996              800,063           7.19
                  Granted                         588,666           6.65
                  Exercised                       (14,543)          5.88
                  Forfeited                       (24,708)          6.12
                  Expired                        (287,641)          8.27
                                                ----------
        Balance as December 31, 1997            1,061,837          $6.64
                                                ----------


         At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.36 - $11.00 and 3.02 years, respectively.

         At December 31, 1997, 1996 and 1995, the number of options exercisable was 768,791, 677,113 and 615,738, respectively, and the weighted-average exercise price of those options was $7.04, $7.12 and $8.17, respectively.

Information regarding all Options and Warrants

       Changes in options and warrants outstanding during the years ended December 31, 1997, 1996 and 1995, options and warrants exercisable and shares reserved for issuance at December 31, 1997, 1996 and 1995 are as follows:

                                                      Price Range           Number of
                                                       Per Share             Shares
                                                      -----------           ---------

         Outstanding at December 31, 1994         $ 8.00    -   $ 26.00     2,070,088
         Granted                                    6.24    -     16.80       480,068
         Exercised                                  8.00    -                  (2,500)
         Terminated                                 8.00    -     26.00    (1,227,250)
                                                  ---------------------    -----------
         Outstanding at December 31, 1995           6.24    -     16.80     1,320,406
         Granted                                    4.36    -      9.60       564,325
         Exercised                                                                 --
         Terminated                                 7.24    -      9.00      (408,471)
                                                  ---------------------    -----------
         Outstanding at December 31, 1996           4.36    -     16.80     1,476,260
         Granted                                    5.00    -      9.18       863,095
         Exercised                                  4.36    -      8.00       (19,809)
         Terminated                                 5.00    -      9.40      (343,599)
                                                  ---------------------    -----------
         Outstanding at December 31, 1997           4.36    -     15.58       1,975,947

         Exercisable
         December 31, 1995                          6.24    -     16.80         893,973
                                                                              =========
         December 31, 1996                          4.36    -     16.80       1,153,310
                                                                              =========
         December 31, 1997                          4.36    -     15.58       1,548,082
                                                                              =========

         Shares reserved for issuance
         December 31, 1995                                                    1,347,899
                                                                              =========
         December 31, 1996                                                    1,465,028
                                                                              =========
         December 31, 1997                                                    2,129,396
                                                                              =========

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1994, include 5,000 shares under a warrant agreement with U.S. Capital Corporation. Such warrants expired unexercised in 1995.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1995, include 82,871 shares, under warrant agreements with the underwriter of the October 1991 public offering of Common Stock. Such warrants expired unexercised in 1996.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1996 and 1995, include 31,250 shares under a warrant agreement with Strategic Growth International, the Company's former outside public relations advisor. Such warrants expired unexercised in 1997.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1997, include 166,409 shares and at December 31, 1996 and 1995, include 148,865 shares and at December 31, 1994, include 1,250,000 shares under a warrant agreement with certain parties. During 1995, these parties agreed to exchange 562,500 Class A Warrants and 562,500 Class B Warrants for 225,000 shares of Common Stock.

         Options and Warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1997, 1996 and 1995, include 15,250 shares under a warrant agreement issued as a commission in connection with the sale of shares of Common Stock to an institutional investor.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1997, include 275,567 shares and at December 31, 1996 and 1995, include 280,833 shares under warrant agreements with the underwriter of the August/September 1995 Offering.

         Options and warrants outstanding and shares reserved for issuance at December 31, 1997, and options and warrants exercisable at December 31, 1997 and 1996, include 322,065 shares and 200,000 shares, respectively, under warrant agreements with the underwriter of the May and December 1996 Offerings.

         Options and warrants outstanding and shares reserved for issuance at December 31, 1997, include 134,820 shares under warrant agreements with the underwriters of the 1997 Offerings.

         Shares reserved for issuance at December 31, 1997 include 153,449 shares under the common stock compensation plan. (See Note 13).

Note 12.  Pension and Investment Plans

         Effective March 1, 1992, G.P. Strategies adopted the 1992 401(k) Savings Plan (the "Savings Plan"). Effective December 31, 1991, the Plan participants became eligible to participate in G.P. Strategies's Savings Plan. G.P. Strategies's Savings Plan is for employees who have completed one year of service.

       The Savings Plan permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 2% to 6% of base compensation. The Company matches 40% of the participants' eligible contributions based on a formula set forth in the Savings Plan. On October 1, 1997, the Savings Plan was transferred into a new Savings Plan (the "New Savings Plan"). Under the New Savings Plan, participants may contribute up to 15% of base compensation and the Company will match up to the 6% level of the participants eligible contributions. The New Savings Plan increased the Company match to 100% of the participant's eligible contributions by matching 40% in cash and 60% in the Company's common stock. For 1997, 1996 and 1995, the Company's contribution to the Savings Plan was $126,000, $79,000 and $49,000, respectively. Participants are fully vested in their contributions and may withdraw such contributions at time of employment termination, or at age 59 1/2, or earlier in the event of financial hardship. Amounts otherwise are paid at retirement or in the event of death or disability. Employer contributions vest at a rate of 20% per year.

       The New Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' direction in various mutual funds.

       The Company does not provide any post-retirement benefits, other than pensions, to its employees.

Note 13.  Common Stock Compensation and Profit Sharing Plan

Common Stock Compensation Plan

         Effective October 1, 1997, the Company adopted the Common Stock Compensation Plan (the "Stock compensation Plan"), providing key employees with the opportunity of receiving the Company's common stock as additional compensation.

         Pursuant to the terms of the Stock Compensation Plan, key employees will receive, as additional compensation, a pre-determined amount of the Company's common stock in three equal installments on October 1, 1998, 1999, and 2000, provided that the key employee remain in the employ of the Company at each such installment date. The total number of shares reserved for issuance under the Stock Compensation Plan is 153,449 and the total number of key employees participating in this plan is 21.

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

Note 14.  Non-cash Financing and Investing Activities

         During the years ended December 31, 1997, 1996 and 1995 the following non-cash financing and investing activities occurred:

1997:

         The Company issued 2,415 shares valued at $22,967 of Common Stock as part of the Company 401(K) Plan.

         The Company issued 215,710 shares of Common Stock for services provided by the underwriter of the 1997 stock offerings.

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

Note 15.  Commitments and Contingencies

         The Company currently obtains human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the American Red Cross pursuant to a supply agreement dated April 1, 1997. The Company will not need more human white blood cells until such time as production of ALFERON N INJECTION is resumed. Under the terms of the agreement with the American Red Cross, the Company is obligated to purchase a minimum of 18,000 buffy coats of human white blood cells each month through March 1999, at a price per buffy coat of $14.50. The Company hopes to renegotiate the minimum purchase commitment, but if it is unable to do so such obligation may have a material adverse effect on the financial condition of the Company.

         As consideration for the transfer to the Company of certain licenses, rights and assets upon the formation of the Company by G.P. Strategies, the Company agreed to pay G.P. Strategies royalties of $1,000,000, but such payments will be made only with respect to those years in which the Company has income before income taxes, and will be limited to 25% of such income.

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

Note 16.  Fair Value of Financial Instruments

       The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair market values, because of short maturities or interest rates that approximate current rates.

Note 17.  Subsequent Events

         On February 5, 1998, the Company completed the sale of 7,500 shares of Series A Convertible Preferred Stock to an institutional investor for an aggregate amount of $7,500,000. The $7,179,000 of net proceeds were expected to augment the Company's working capital while awaiting the results of the two Phase 3 clinical trials of ALFERON N Injection for the treatment of HIV-infected and hepatitis C patients. After considering the reaction of the Company's stockholders to the issuance and the negative impact the issuance apparently had on the Company's market capitalization, the Board of Directors determined on February 13, 1998 to exercise an option to repurchase the shares of Convertible Preferred Stock for $7,894,737 (plus accrued dividends).

         In April 1998, the FDA advised the Company that, although ALFERON N Injection demonstrated biological activity in the Phase 3 clinical trial in HIV-infected patients, the results were insufficient for filing for approval for this additional indication for ALFERON N Injection. In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials(within approximately a two-year period based on historical sales levels). As a result, inventories at December 31, 1997 reflect a reserve for excess inventory of $7,254,710. Also, during the quarter ending March 31, 1998, the Company will record an additional write-off of approximately $3,000,000 of inventories that were produced during the three months ended March 31, 1998.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                           Page
                                                                           ----

         Independent Auditor's Report .....................................  22

         Financial Statements:

            Consolidated Balance Sheets - December 31, 1997 and 1996 ......  23

            Consolidated Statements of Operations - Years ended
            December 31, 1997, 1996, and 1995 .............................  24

            Consolidated Statements of Changes in Stockholders'
            Equity - Years ended December 31, 1997, 1996 and 1995 .........  25

            Consolidated Statements of Cash Flows - Years ended
            December 31, 1997, 1996, and 1995 .............................  26

            Notes to Consolidated Financial Statements ....................  27

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

                            INTERFERON SCIENCES, INC.

                                            By:      /s/ Lawrence M. Gordon
                                                     ----------------------
                                                         Lawrence M. Gordon
                                                      Chief Executive Officer

Dated:  April 15, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/s/ Samuel H. Ronel             Chairman of the Board            April 15, 1998
-------------------
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon          Chief Executive Officer and Director
----------------------          (Principal Executive Officer)    April 15, 1998
Lawrence M. Gordon

/s/ Stanley G. Schutzbank       President and Director           April 15, 1998
-------------------------
Stanley G Schutzbank, Ph.D.

___________________             Director                         April 15, 1998
Leon Botstein, Ph.D.

/s/ Jerome I. Feldman           Director                         April 15, 1998
---------------------
Jerome I. Feldman

_____________________           Director                         April 15, 1998
Sheldon L. Glashow

/s/ Scott N. Greenberg          Director                         April 15, 1998
----------------------
Scott N. Greenberg

____________________            Director                         April 15, 1998
Roald Hoffmann, Ph.D.

/s/ Martin M. Pollak            Director                         April 15, 1998
--------------------
Martin M. Pollak

/s/ Donald W. Anderson          Controller (Principal            April 15, 1998
----------------------          Accounting and Financial
Donald W. Anderson              Officer)



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

4.3 - Form of Purchase Option issued in connection with the December 1996 Private Placement.

10.1 - Transfer and License Agreement among National Patent, Hydron Laboratories, Inc. and the Registrant dated as of January 1, 1981. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Registration Statement No. 2-71117.

10.2 - Management Services Agreement dated January 1, 1981 between the Registrant and National Patent. Incorporated herein by reference to Exhibit
10.9 of the Registration Statement No. 2-71117.

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

10.10 - G.P. Strategies 401(k) Savings Plan dated January 9, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1992.

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

10.21- Purchase and Exchange Agreement dated as of December 6, 1994 between the Registrant, David Blech and certain designated purchasers. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

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

10.34 - Amendment of ACC/ISI License Agreement, dated 27, 1995, between Registrant and Amarillo Cell Culture Company, Incorporated. Incorporated herein by reference to Exhibit 10.43 to Registration Statement No. 33-59479.

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

10.42 - Settlement Agreement, dated 27, 1995, among the Registrant, Amarillo Cell Culture Company, Incorporated, Pharma Pacific Management Pty. Ltd., Pharma Pacific Pty. Ltd., Pharma Pacific Ltd., and Fernz Corporation Limited. Incorporated herein by reference to Exhibit 10.51 to Registration Statement No. 33-59479.

10.43 - PPM/ACC Sub License  Agreement,  dated 27, 1995,  between Pharma Pacific
Management  Pty.  Ltd.,  and  Amarillo  Cell  Culture   Company,   Incorporated.
Incorporated herein by reference to Exhibit 10.52 to Registration Statement No. 33-59479.

10.44 - Letter Agreement, dated 29, 1992, between the Registrant and Strategic Growth International, Inc. Incorporated herein by reference to Exhibit 10.53 to Registration Statement No. 33-59479.

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

10.48 - Supply and Distribution Agreement, dated as of 3, 1996, between the Registrant and Cell Pharm GmbH. Incorporated herein by reference to Exhibit
10.56 to Registration Statement No. 333-00845.

10.49 - Quality Assurance Agreement, dated as of 3, 1996, between the Registrant and Cell Pharm GmbH. Incorporated herein by reference to Exhibit
10.57 to Registration Statement No. 333-00845.

10.50 - RS Agreement, dated 23, 1996, by and among the Registrant, Mundipharma Pharmaceutical Company, and Purdue Pharma L.P. Incorporated herein by reference to Exhibit 10.58 to Registration Statement No. 333-00845.

10.51 - Agreement, dated 23, 1996, between the Registrant and Purdue Pharma L.P. Incorporated herein by reference to Exhibit 10.59 to Registration Statement No. 333-00845.

10.52 - Agreement, dated 23, 1996, between the Registrant and Mundipharma Pharmaceutical Company. Incorporated herein by reference to Exhibit 10.60 to Registration Statement No. 333-00845.

10.53 - Form of Subscription Agreement used in connection with the December 1996 Private Placement.

10.54 - Agreement, dated as of April 1, 1997, between the Registrant and the American National Red Cross. Incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.55 - Agreement, dated May 27, 1997, between the Registrant and Alternate Site
Distributors,   Inc.   Incorporated  by  reference  to  Exhibit  10.55  of  the
Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.56 - Form of Subscription Agreement used in connection with the 1997 private placement.*

10.57 - Stock Bonus Plan.*

10.58 - Form of employment agreement for participants in Stock Bonus Plan.*

10.59 - Employment Agreement, dated as of October 1, 1997, between the Registrant and Lawrence M. Gordon.*

21.0 - Subsidiaries of the Registrant.*

23.1 - Consent of Independent Auditors. *

-----------------
[FN]
*Filed herewith