Form 10-K/A
period 1997-12-31
INTERFERON SCIENCES INC
filed 1998-04-30
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at March 12 , 1998
         -----                               ------------------------------

Common Stock, par value $.01 per share       15,234,774 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

      The Company's 10K for the year ended December 31, 1997 is hereby amended by including Part III as follows:

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Set forth below are the officers and directors of the Company as of April 30, 1998.

       Martin M. Pollak has been a Director of the Company and a member of the Executive Committee since 1981 and Chairman of the Board from 1981 until September 1996. He is a founder of G.P. STRATEGIES, Inc. (formerly National Patent Development corporation) ("NPDC"), which is primarily a holding company, and has been Executive Vice President, Treasurer, and a director of NPDC since 1959. Mr. Pollak is Chief Executive Officer, President and a director of American Drug Company ("ADC"), which provides consulting services to Western companies doing business in Russia and Eastern Europe. He has been Chairman of the Board of General Physics Corporation ("GPC"), and a director from 1987; Chairman of the Board and director of SGLG, since 1991; and a director of GSE Systems, Inc. ("GSE") since 1994. Mr. Pollak is the former Chairman of the Czech and Slovak United States Economic Council, a trustee of the Board of Trustees of the Worcester Foundation for Experimental Biology and was a director of Brandon Systems Corporation from 1986 to 1996. Age 70.

       Jerome I. Feldman has been a Director of the Company and a member of the Executive Committee since 1981, Chairman of the Executive Committee of the Company from 1981 until September 1996 and Treasurer from 1984 until September 1996. Mr. Feldman is founder of, and since 1959 has been President, Chief Executive Officer, and a director of NPDC. He has been been Chairman of the Executive Committee of GPC since 1988 and a director of GPC since 1987; Chairman of the Executive Committee and a Director of SGLG since 1991; and a director of GSE since 1994 and Chairman of the Board of GSE since April 1997. He is a trustee of the New England Colleges Fund and of Bard College. Age 69.

       Samuel H. Ronel, Ph.D. has been a Director of the Company since 1981 and Chairman of the Board since February 1997. He was Vice Chairman from January 1996 until February 1997 and was President and Chief Executive Officer, from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined NPDC in 1970 and served as the Vice President of Research and Development of NPDC from 1976 to September 1996 and as the President of Hydro Med Sciences, a division of NPDC, from 1976 to September 1996. Dr. Ronel served as President of Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986 to 1988 and has served as a member of the Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization in 1993. Age 61.

       Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from 1991 to January 1996, General Counsel of the Company since 1984, General Counsel of NPDC since 1986, and Vice President of NPDC from 1991 to September 1996. Mr. Gordon has been a director of GPC since 1994. Age 44.

       Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined NPDC in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of NPDC from 1976 until September 1996, and as Executive Vice President of Hydro Med Sciences from 1982 until September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society and has served as Chairman of the Regulatory Affairs Certification Board from inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of the Regulatory Affairs Professionals Society. Age 52.

       Leon Botstein, Ph.D. has been a Director of the Company since 1981 and has been President of Bard College, Annandale-on-Hudson, New York since 1975. Age 51.

       Scott N. Greenberg has been a director of the Company since January 1996, Vice President, Chief Financial Officer, and a director of NPDC since 1989, a director of GPC since 1987, a director of SGLG since 1991, and Chief Financial Officer of ADC since 1994. Age 41.

       Roald Hoffmann, Ph.D. has been a director of the Company since 1991 and a director of NPFC since 1988. Dr. Hoffmann is a John A. Newman Professor of Physical Science at Cornell University since 1974 and is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. In 1981, he shared the Nobel Prize in Chemistry with Dr. Kenichi Fukui. Age 59.

       Sheldon L. Glashow, Ph.D. has been a director of the Company since 1991. He has been a director of GPC since 1987, a director of GSE since 1995, a director of CalCol, Inc. since 1994, and was a director of Duratek from 1985 to 1995. Dr. Glashow is the Higgins Professor of Physics and the Mellon Professor of the Sciences at Harvard University. He was a Distinguished Professor and visiting Professor of Physics at Boston University. In 1971, he received the Nobel Prize in Physics. Age 65.

Item 11.   Executive Compensation

       The following table presents the compensation paid by the Company to its Chief Executive Officer and the Company's four most highly compensated executive officers for 1997.


                                                    SUMMARY COMPENSATION TABLE



                                                                                       Long-Term
                                                                                     Compensation
                                                                                         Awards
                                                      Annual Compensation      -----------------------------
                                                      -------------------       Stock             All Other
                                    Year              Salary       Bonus       Options           Compensation
Name and Principal Position         ($)                 ($)         ($)          (#)                 ($)
---------------------------         ----              ------      ------       --------          ------------

Lawrence M. Gordon (1)              1997              135,000(1)     - 0 -        42,525             4,718(4)
Chief Executive Officer             1996              135,000(1)   150,000        25,000           168,000(2)
                                    1995               75,000(1)     - 0 -        27,000             -  0  -


Samuel H. Ronel, Ph.D.              1997              205,154        - 0 -        51,200             5,083(4)
Chairman of the Board               1996              145,905(3)    52,000        41,375             5,298(4)
                                    1995              146,563(3)     - 0 -        18,750             6,110(4)


Stanley G. Schutzbank, Ph.D.        1997              231,302        - 0 -        51,750             4,860(4)
President                           1996              197,341(5)    97,500        41,375             5,298(4)
                                    1995              188,818(5)     - 0 -        31,250             4,998(4)

Drew Stoudt                         1997              130,646        - 0 -        15,400             3,582(4)
Vice President, Regulatory          1996              119,452(6)    21,250        11,250             3,431(4)
Affairs and Quality                 1995              114,018(6)     - 0 -         6,250             2,974(4)


Mei-June Liao, Ph.D.                1997              122,380        - 0 -         7,325             3,744(4)
Vice President, Research            1996              115,568       21,250           125             3,324(4)
and Development                     1995              108,546        - 0 -         1,250             2,944(4)





------------

(1)    Consists of $135,000 for 1997 and 1996 and $75,000 for 1995,  paid to Mr.
       Gordon by NPDC. The Company reimbursed NPDC for such amount in consideration of NPDC's permitting Mr. Gordon to devote 60%, 60% and 33% of his working time to the Company for 1997, 1996 and 1995, respectively. Does not include additional salary paid to Mr. Gordon by NPDC for services rendered solely to NPDC for 1997, 1996 and 1995.

(2) The Company forgave a $150,000 loan to Mr. Gordon and also forgave $18,000 of accrued interest on such loan. Such loan had been due July 9, 1997 and bore interest at a rate of 6% per annum.

(3) Dr. Ronel has been Chairman of the Board of the Company since February 1997, was Vice Chairman from January 1996 to February 1997, and was President and Chief Executive Officer until January 1996. Excludes $59,595 and $59,864 for 1996 and 1995, respectively, paid by the Company to Dr. Ronel for which the Company was reimbursed by NPDC in consideration of the Company's permitting Dr. Ronel to devote a portion of his working hours to NPDC.

(4) Matching contribution by the Company to the 401(k) Savings Plan and payments by the Company for Group Term Life.

(5) Dr. Schutzbank has been President of the Company since January 1996 and was Executive Vice President of the Company until January 1996. Excludes $21,927 and $20,980 for 1996 and 1995, respectively, paid by the Company to Dr. Schutzbank for which the Company was reimbursed by NPDC in consideration of the Company's permitting Dr. Schutzbank to devote a portion of his working hours to NPDC.

(6) Excludes $6,286 and $6,001 for 1996 and 1995, respectively, paid by the Company to Mr. Stoudt for which the Company was reimbursed by NPDC in consideration of the Company's permitting Mr. Stoudt to devote a portion of his working hours to NPDC.


                              Option Grants in 1997

       The following table sets forth certain information relating to options granted in 1997 to purchase shares of Common Stock of the Company.


                                                                                             Potential Realizable
                                                                                             Value at Assumed Annual
                                                                                              Rates of Stock Price
                                                % of Total                                     Appreciation for
                                  Options   Options Granted  Exercise or                         Option Term(2)
                                  Granted    to Employees    Base Price     Expiration      ------------------------
                                  (#) (1)       in 1997        ($/Sh)          Date             5%            10%
                                  -------   ---------------  -----------    ----------      ---------      ---------

Lawrence M. Gordon                 6,250           1.1%       $ 8.00         02/20/2002       $13,813      $30,500
                                   6,250           1.1%       $ 9.18         06/12/2002       $15,875      $35,000
                                  16,900           2.9%       $ 5.00         05/02/2002       $23,322      $51,545
                                   6,250           1.1%       $ 8.00         09/22/2000       $ 7,875      $16,563
                                   6,875           1.2%       $ 8.69         12/31/2000       $ 9,419      $19,800

Samuel H. Ronel, Ph.D.            10,000           1.2%       $ 8.00         02/20/2002       $22,100      $48,800
                                  16,200           2.8%       $ 5.00         05/02/2002       $22,356      $49,410
                                  12,500           2.1%       $ 8.00         09/22/2000       $15,750      $33,125
                                  12,500           2.1%       $ 8.69         12/31/2000       $17,125      $36,000

Stanley G. Schutzbank, Ph.D.      10,000           1.2%       $ 8.00         02/20/2002       $22,100      $48,800
                                  16,750           2.8%       $ 5.00         05/02/2002       $23,115      $51,088
                                  12,500           2.1%       $ 8.00         09/22/2000       $15,750      $33,125
                                  12,500           2.1%       $ 8.69         12/31/2000       $17,125      $36,000

Drew Stoudt                        3,900            .7%       $ 5.00         05/02/2002       $ 5,382      $11,895
                                   6,250           1.1%       $ 8.00         09/22/2000       $ 7,875      $16,563
                                   5,000            .8%       $ 8.00         11/28/2000       $ 6,300      $13,250
                                     250            -         $ 8.69         12/31/2000       $   343      $   720

Mei-June Liao, Ph.D.               3,700            .6%       $ 5.00         05/02/2002       $ 5,106      $11,285
                                   2,500            .4%       $ 8.00         09/22/2000       $ 3,150      $ 6,625
                                   1,125            .2%       $ 8.00         11/28/2000       $ 1,418      $ 2,981



--------------

     The 5% and 10% assumed rates of stock appreciation used to calculate potential gains to optionees are mandated by the rules of the Commission.

(1) Options  were granted at 100% of fair market value on the date of the grant.
(2) Represents gain that would be realized assuming the options were held for the entire three- and five-year terms and the stock price increased at compounded rates of 5% and 10% from a base price of $8.00, $9.18, $5.00, $8.00 and $8.69. The potential realizable values per option or per share under such 5% and 10% rates of stock appreciation would be $2.21 and $4.88 per share for the $8.00 share price (five-year term); $2.54 and $5.60 for the $9.18 share price; $1.38 and $3.05 for the $5.00 share price; $1.26 and $2.65 for the $8.00 share price (three-year term); and $1.37 and $2.88 for the $8.69 share price. These amounts represent assumed rates of appreciations only. Actual gain, if any, on stock exercises and Common Stock holdings will be dependent on overall market conditions and on the future performance of the Company and its Common Stock. There can be no assurance that the amount reflected in this table will be achieved.

     The following table sets forth information for the named executive officers regarding the unexercised options held at the end of 1997. No options were exercised by the named executive officers in 1997.


                   AGGREGATED DECEMBER 31, 1997 OPTION VALUES



                                            Number of Unexercised            Value of Unexercised
                                                 Options at                  In-the-Money Options at
                                            December 31, 1997(#)             December 31, 1997($)(1)
                                            Exercisable/Unexercisable        Exercisable/Unexercisable
                                            -------------------------        -------------------------
Lawrence M. Gordon                          70,505         24,520            $101,089        $55,168
Samuel H. Ronel, Ph.D.                      90,865         20,460            $158,643        $55,321
Stanley G. Schutzbank, Ph.D.                98,475         25,900            $161,205        $58,381
Drew Stoudt                                 29,280          5,620            $ 54,523        $12,224
Mei-June Liao, Ph.D.                         8,240          5,460            $  6,479        $11,634















-------------------

(1) Calculated based on the closing price of the Common Stock ($8.6875) as reported by NASDAQ on December 31, 1997.


Item 12.  Security Ownership Of Directors And Named Executive Officers

Principal Stockholders

      The following table sets forth the number of shares of Common Stock beneficially owned as of April 30, 1998, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.




Name and Address                                  Number of Shares            Percentage
of Beneficial Owner                               Beneficially Owned          of Class(1)
-------------------                               ------------------          -----------

National Patent Development Corporation             1,854,287(2)                 12.2%
Martin M. Pollak                                    2,007,412(2)(3)              13.1%
Jerome I. Feldman                                   2,010,899(2)(4)              13.1%












---------------

(1) The percentage of class calculation assumes for each beneficial owner that all of the options or warrants are exercised in full only by the named beneficial owner and that no other options or warrants are deemed to be exercised by any other stockholders.

(2) Includes (i) 1,514,444 shares of Common Stock owned by NPDC and (ii) 339,843 shares of Common Stock owned by Five Star Group, Inc. ("FSGI"). FSGI is a wholly-owned subsidiary of NPDC. Based upon the common stock and Class B Stock of NPDC outstanding at March 31, 1998, Martin M. Pollak and Jerome I. Feldman, officers and directors of NPDC and directors of the Company, controlled in the aggregate approximately 6.8% of the voting power of all voting securities of NPDC. This percentage for Mr. Pollak and Mr. Feldman would increase to approximately 42.8% if they exercised all of the presently outstanding and currently exercisable stock options to purchase shares of the common stock and Class B Stock of NPDC held by them. Accordingly, Messrs. Pollak and Feldman, through their ownership of common stock and Class B Stock of NPDC, may be deemed to beneficially own the shares of Common Stock beneficially owned by NPDC and FSGI. However, Messrs. Pollak and Feldman disclaim beneficial ownership of such 1,854,287 shares. 339,843 of the shares of Common Stock owned by FSGI have been pledged to a bank by NPDC as collateral to secure indebtedness owed to such bank. The address of NPDC and Messrs. Pollak and Feldman is 9 West 57th Street, Suite 4170, New York, New York, 10019.

(3)   Includes (i) 1,854,287 shares of Common Stock  beneficially owned by NPDC,
      (ii) 12,875 shares of Common Stock beneficially owned by Mr. Pollak, (iii) 250 shares of Common Stock held by Mr. Pollak's wife, and (iv) 140,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr.Pollak. Mr.Pollak disclaims beneficial ownership of the shares of Common Stock owned by NPDC and his wife.

(4)   Includes (i) 1,854,287 shares of Common Stock  beneficially owned by NPDC,
      (ii) 15,875  shares of Common  Stock  beneficially  owned by Mr.  Feldman,
      (iii) 737 shares of Common Stock held by certain members of Mr. Feldman's family, and (iv) 140,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman. Mr. Feldman disclaims beneficial ownership of the shares of Common Stock owned by NPDC and his family.

      The following table sets forth, as of April 30, 1998, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.



                                                                        Of Total Number
                                                                           of Shares
                                                                         Beneficially
                                    Total Number        Percent of          Owned
                                      of Shares           Common         Shares which
                                    Beneficially          Stock        May be Acquuired
Name                                   Owned             Owned(1)       Within 60 Days
----                                 ----------         ----------     ----------------------
Martin M. Pollak(2)(5)(7)             2,007,412           13.1%            140,000
Jerome I. Feldman(3)(5)(7)            2,010,899           13.1%            140,000
Samuel H. Ronel, Ph.D.(4)               100,480             *               94,105
Lawrence M. Gordon                       80,135             *               73,885
Stanley G. Schutzbank, Ph.D.            109,450             *              101,825
Drew Stoudt                              32,310             *               30,060
Mei-June Liao                            10,855             *                8,980
Scott N. Greenberg                       60,875             *               53,250
Leon Botstein, Ph.D.                      5,750             *                5,750
Roald Hoffmann, Ph.D.(6)                  5,250             *                5,250
Sheldon L. Glashow(6)                     5,250             *                5,250
Directors and Executive Officers
  as a Group (15 persons)             2,601,836           16.3%            685,510



 -------------

 * The number of shares owned is less than one percent of the outstanding shares of Common Stock.

 (1) The percentage of class calculation assumes for each beneficial owner that all of the options or warrants are exercised in full only by the named beneficial owner and that no other options or warrants are deemed to be exercised by any other stockholders.

 (2) See footnotes (2) and (3) to Principal Stockholders table.

 (3) See footnotes (2) and (4) to Principal Stockholders table.

 (4) Includes (i) 3,875 shares beneficially held by Dr. Ronel and (ii) 2,500 shares of Common Stock held by Dr. Ronel's wife. Dr. Ronel disclaims beneficial ownership of the shares of Common Stock owned by his wife.

 (5) Member of the Executive Committee.

 (6) Member of the Audit Committee.

 (7) Member of the Compensation Committee.

 Item 13.  Certain Relationships and Related Transactions.

Agreements with NPDC

       Transfer Agreement. As of January 1, 1981, NPDC entered into an agreement (the "Transfer Agreement") with the Company pursuant to which NPDC (i) licensed to the Company in perpetuity all of its right title, and interest in and to certain intellectual property and technology rights (the "Intangible Assets") relating to its programs in human leukocyte interferon and recombinant DNA and hybridoma technology, and (ii) transferred to the Company its rights under certain consulting, supply, and research agreements (the "Agreements"). In consideration of the license and trnasfer of the Intangible Assets and the Agreements, the Transfer Agreement provides that the Company will pay to NPDC a royalty of $1,000,000. Such amount is payable if and when the Company generates net income before income taxes, and is limited to 25% of such net income before taxes per year until the amount is paid in full.

       Management Agreement. As of January 1, 1981, NPDC entered into a management agreement (the "Management Agreement") with the Company pursuant to which certain legal, financial and administrative services have been provided by employees of NPDC. The fee for such services is $120,000 per annum.

       Lease Agreement. The Company owns two free-standing buildings aggregating approximately 44,000 square feet located in New Brunswick, New Jersey. The Company and NPDC have entered into an agreement for the sharing of the office, warehouse and laboratory facility. The Company occupies approximately 25,000 square feet, shares approximately 9,000 square feet with NPDC, and leases approximately 10,000 square feet of space to NPDC at such location. During 1997, NPDC paid the Company as rent NPDC's proportionate share of such occupancy costs (based on both square feet occupied and number of personnel), which amounted to $234,996. The lease was terminated in March, 1998.

       While the above-described agreements were negotiated with a principal stockholder of the Company which was then its parent, the Company nevertheless believes that such agreements are equivalent economically to arms-length transactions with a third party.

Other Transactions

       In January 1998, Messrs. Feldman, Pollak and Greenberg, directors of the Company, received cash bonuses for services rendered to the Company at $50,000, $50,000 and $25,000, respectively.

Employment Agreement

       As of October 1, 1997, Lawrence M. Gordon and the Company entered into an employment agreement pursuant to which Mr. Gordon is employed as the Chief Executive Officer of the Company until December 31, 2001. On December 31, 1999, and on each December 31 of each year thereafter, the employment period is automatically extended for one additional year unless, not later than June 30 immediately preceding any such December 31, either party delivers to the other written notice that the employment period is not further extended.

       Commencing January 1, 1997, Mr. Gordon's base annual salary is $250,000, subject to annual increases of 6%. The Company granted Mr. Gordon under the Company's option plan options to purchase 150,000 shares of the Company's common stock at an exercise price of $8.50. Such options vest 20% immediately and 20% on each January 1 commencing January 1, 1998 and terminate on December 31, 2001. The Company's Board of Directors may determine Mr. Gordon's bonus for each year, and whether to grant Mr. Gordon additional options, based upon the Company's revenues, profits or losses, financing activities, progress in clinical trials, and such other factors deemed relevant by the Board.

       The Company may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. Gordon to substantially perform his duties or obligations or (ii) the willful engaging by Mr. Gordon in misconduct which is materially monetarily injurious to the Company. If employment agreement is terminated for Cause, the Company is required to pay Mr. Gordon his full salary through the termination date.

       Mr. Gordon can terminate the employment agreement for Good Reason, which is defined as (i) a change in control of the Company or (ii) a failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A "change in control" of the Company is defined as (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Current Report on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), (ii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, or (iii) at any time individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board.

       If the Company wrongfully terminates the employment agreement or Mr. Gordon terminates the employment agreement for Good Reason, then (i) the Company is required to pay Mr. Gordon his full salary through the termination date; (ii) the Company is required to pay as severance pay to Mr. Gordon an amount equal to
(a) Mr. Gordon's average annual cash compensation received from the Company or GP Strategies Corporation during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated and (II) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum on or before the fifth day following the termination date or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated; (iii) all options to purchase the Company's common stock granted to Mr. Gordon under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Gordon's employment by the Company had not terminated and, if Mr. Gordon's termination is based on a change of control of the Company and Mr. Gordon elects to surrender any or all of such options to the Company, the Company is required to pay Mr. Gordon a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; and (iv) if termination of the employment agreement arises out of a breach by the Company, the Company is required to pay all other damages to which Mr. Gordon may be entitled as a result of such breach. If the employment agreement is terminated for any reason other than Cause, the Company is required to maintain in full force and effect, for a number of years equal to the greater of (i) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated and (ii) three, all employee benefit plans and programs in which Mr. Gordon was entitled to participate immediately prior to the termination date.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               INTERFERON SCIENCES, INC.



                                       By: /s/ Lawrence M. Gordon
                                               ------------------------
                                               Lawrence M. Gordon
                                               Chief Executive Officer





Dated:  April 30, 1998