Form 10-Q
period 1998-03-31
INTERFERON SCIENCES INC
filed 1998-05-15
CIK 351532

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSIO
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarter ended March 31, 1998

         or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ___________ to ________________
         Commission File Number:   0-10379


                            INTERFERON SCIENCES, INC.
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                            22-2313648
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


783 Jersey Avenue, New Brunswick, New Jersey                          08901
Address of principal executive offices)                            (Zip code)

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

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of May 1, 1998:

                         Common Stock 15,244,401 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                         Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--March 31, 1998
     and December 31, 1997                                                  1

   Consolidated Condensed Statements of Operations--Three
     Months Ended March 31, 1998 and 1997                                   2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Three Months Ended
     March 31, 1998                                                         3

   Consolidated Condensed Statements of Cash Flows--Three
     Months Ended March 31, 1998 and 1997                                   4

   Notes to Consolidated Condensed Financial Statements                   5-6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  7-9

   Qualification Relating to Financial Information                         10

Part II.  Other Information                                                11

Signatures                                                                 12

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                               March 31,         December 31,
                                                1998                 1997
                                              (Unaudited)             *
ASSETS                                       -------------       -------------
Current assets
  Cash and cash equivalents                  $  7,895,647        $ 14,059,283
  Accounts and other receivables                  298,125             989,458
  Inventories, net of reserves
    of $10,344,551 and $7,254,710               2,981,761           3,332,653
  Receivables from GP Strategies
    and affiliated companies                       35,323              21,904
  Prepaid expenses and other
    current assets                                 68,066              65,353
                                              ------------        ------------
Total current assets                           11,278,922          18,468,651
                                              ------------        ------------
Property, plant and equipment,
  at cost                                      13,586,676          13,496,755
Less accumulated depreciation                  (8,482,106)         (8,266,892)
                                              ------------        ------------
                                                5,104,570           5,229,863
                                              ------------        ------------
Patent costs, net of accumulated
  amortization                                    273,297             280,962
Other assets                                      161,400             173,900
                                              ------------        ------------
Total assets                                 $ 16,818,189        $ 24,153,376
                                             =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                         $  3,511,968        $  3,939,736
                                             -------------       -------------
Total current liabilities                       3,511,968           3,939,736
                                             -------------       -------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-15,234,674 and
 15,210,405 shares                                152,347            152,104
Capital in excess of par value                124,122,203        123,946,331
Accumulated deficit                          (110,968,329)      (103,884,795)
                                             -------------      -------------
Total stockholders' equity                     13,306,221         20,213,640
                                             -------------      -------------
Total liabilities and stockholders'
  equity                                     $ 16,818,189       $ 24,153,376
                                             =============       ============


*The condensed balance sheet as of December 31, 1997 has been summarized from the Company's audited balance sheet as of that date. The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                       Three Months Ended
                                                            March 31,
                                                -----------------------------
                                                     1998              1997
                                                 -------------    ------------
Revenues
  Alferon N Injection                           $   252,523        $   628,981
  Research products and other revenues               77,025             25,218
                                                -------------      ------------
Total revenues                                      329,548            654,199
                                                -------------      ------------
Costs and expenses
Cost of goods sold                                  203,386            501,374
Provision for excess inventory                    3,089,841
Research and development
 (net of $29,375 and $58,749
  of rental income received from
  GP Strategies)                                  2,055,139          2,592,088
General and administrative
 (includes  $30,000 and $58,125
  of payments to GP Strategies for
  management fees and reimbursements
  of certain salaries; net of $6,250
  received from GP Strategies for the
  three months ended March 31, 1998 for
  reimbursements of certain salaries)             1,472,399            922,435
                                                ------------      -------------

Total costs and expenses                          6,820,765          4,015,897
                                                ------------      -------------
Loss from operations                             (6,491,217)        (3,361,698)

 Interest income                                    144,720            176,889

 Loss on repurchase of preferred stock             (737,037)
                                                -------------      ------------
Net loss                                       $ (7,083,534)      $ (3,184,809)
                                               =============      =============

Basic and diluted loss per share               $       (.47)      $       (.26)
                                               =============      =============

Weighted average number of
shares outstanding                               15,226,313         12,280,677












The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)







                                       Capital                        Total
                    Common Stock      in excess    Accummulated   Stockholders'
                 Shares     Amount  of par value      Deficit        Equity
                 ------     ------  ------------    -----------   ------------

Balance at
 Dec. 31,
 1997         15,210,405  $152,104  $123,946,331  $(103,884,795)  $20,213,640

Common stock
 issued as
 compensation     16,191       162       120,259                      120,421

Common stock
 issued under
 Company 401(k)
 Plan              8,078        81        55,613                       55,694

Net loss                                             (7,083,534)   (7,083,534)
               ---------------------------------------------------------------------
Balance at
 March 31,
 1998         15,234,674  $152,347  $124,122,203  $(110,968,329)  $13,306,221
















The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1998             1997
                                                   -----------------------------
  Cash flows from operations:
    Net loss                                       $(6,346,497)     $(3,184,809)
    Adjustments to reconcile net loss to net
        cash used for operating activities:
        Depreciation and amortization                  222,879          186,502
        Benefits paid with common stock                176,115
        Provision for excess inventory               3,089,841
        Change in operating assets and liabilities:
        Inventories                                 (2,738,949)        (487,611)
        Receivables from GP Strategies and
          affiliated companies                         (13,419)         (15,790)
        Accounts and other receivables                 691,333         (166,738)
        Prepaid expenses and other current assets       (2,713)         (15,266)
        Accounts payable and accrued expenses         (427,768)        (381,279)
                                                    ----------------------------
        Net cash used for operations                (5,349,178)      (4,064,991)
                                                    ----------------------------

  Cash flows from investing activities:
     Additions to property, plant and equipment        (89,921)        (140,325)
     Reductions to other assets                         12,500
                                                    ----------------------------
     Net cash used for investing activities            (77,421)        (140,325)
                                                    ----------------------------
  Cash flows from financing activities:
     Net proceeds from preferred stock offering      7,179,000
     Repurchase of preferred stock                  (7,916,037)
     Proceeds from exercise of common stock
        options                                                          52,231
     Purchase of fractional shares of common
        stock                                                              (633)
                                                   ----------------------------
     Net cash (used for) provided by financing
       activities                                     (737,037)          51,598
                                                    ----------------------------

  Net decrease in cash and cash equivalents         (6,163,636)      (4,153,718)

  Cash and cash equivalents at beginning
     of period                                      14,059,283       17,491,955
                                                   -----------------------------

  Cash and cash equivalents at end of period       $ 7,895,647      $13,338,237
                                                   =============================










  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Earnings per Share

         In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), as required, and restated the previously reported earnings per share in conforming with SFAS 128.

Note 2. Inventories

         Inventories, consisting of material, labor and overhead, are classified as follows:

                              March 31,          December 31,
                                 1998                1997
                           --------------       --------------

Finished goods             $  4,533,689          $ 3,720,000
Work in process               7,483,316            5,621,714
Raw materials                 1,309,307            1,245,649
Less reserve for excess
  inventory                 (10,344,551)          (7,254,710)
                           --------------        ------------
                           $  2,981,761          $ 3,332,653
                           ==============        ============


         Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by Quality Assurance.

         In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down was the result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period based on historical sales levels). As a result, inventories at December 31, 1997 reflect a reserve for excess inventory of $7,254,710. Also, during the quarter ended March 31, 1998, the Company recorded an additional write-off of $3,089,841 of inventories that were produced during the three months ended March 31, 1998.

Note 3. Preferred Stock

         On February 5, 1998, the Company completed the sale of 7,500 shares of Series A Convertible Preferred Stock to an institutional investor for an aggregate amount of $7,500,000. The $7,179,000 of net proceeds were expected to augment the Company's working capital while awaiting the results of the two Phase 3 clinical trials of ALFERON N Injection for the treatment of HIV-infected and hepatitis C patients. After considering the reaction of the Company's stockholders to the issuance and the negative impact the issuance apparently had on the Company's market capitalization, the Board of Directors determined on February 13, 1998 to exercise an option to repurchase the shares of Convertible Preferred Stock for $7,894,737 (plus accrued dividends). The net loss to the Company on the repurchase of the Preferred Stock amounted to $737,037 and was recorded on the income statement under the caption of loss on repurchase of preferred stock for the quarter ended March 31, 1998.

Note 4. Operations and Liquidity

         The Company has experienced significant operating losses since its inception in 1980. As of March 31, 1998, the Company had an accumulated deficit of approximately $111.0 million. For the three months ended March 31, 1998 and the years ended December 31, 1997, 1996 and 1995, the Company had losses from operations of approximately $6.5 million, $22.4 million, $12.4 million and $7.4 million, respectively. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

         The Company has limited financial resources as of March 31, 1998 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a public or private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) entering into collaborative or other arrangements with corporate partners. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. In addition, the Company hopes to renegotiate the minimum purchase commitment for white blood cells discussed in Management's Discussion and Analysis of Financial Condition and Liquidity, but if it is unable to do so such obligation may have a material adverse effect on the financial condition of the Company.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

         As of May 1, 1998, the Company had an aggregate of $5.9 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

         The Company requires substantial funds to conduct research and development and pre-clinical and clinical testing and to market its products. For the three months ended March 31, 1998, the cash utilized by the Company's operations was approximately $5.3 million of which increases in inventories accounted for approximately $2.7 million. The Company had continued to increase its investment in inventories of ALFERON N Injection to meet anticipated increases in market demand, for use in the Company-sponsored Phase 3 and Phase 2 clinical trials, and so that inventory would be available in the event ALFERON N Injection was subsequently approved for the treatment of HIV or hepatitis C or both by the U.S. Food and Drug Administration. In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has determined that it has enough inventory on hand to satisfy its clinical and commercial needs for the foreseeable future and therefore discontinued production of ALFERON N Injection in April 1998. The Company currently obtains human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the American Red Cross pursuant to a supply agreement dated April 1, 1997. The Company will not need more human white blood cells until such time as production of ALFERON N Injection is resumed. Under the terms of the agreement with the American Red
Cross, the Company is obligated to purchase a minimum number of human white blood cells each month through March 1999. The aggregate commitment is approximately $260,000 per month. The Company hopes to renegotiate the minimum purchase commitment, but if it is unable to do so such obligation may have a material adverse effect on the financial condition of the Company. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; and the ability of the Company to establish collaborative arrangements and effective commercialization activities and arrangements.

         The Company anticipates that the cash that will be utilized by the Company's operations in 1998 will be significantly less than in 1997 as a result of the discontinuance in April 1998 of manufacturing, the conclusion in 1998 of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, and certain other cost reductions instituted in 1998 by the Company, offset in part by the expenses associated with the HIV and hepatitis C co-infection study that commenced in December 1997. Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately September 1998. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated April 2, 1998 on the Company's consolidated financial statements ended December 31, 1997 notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

Results of Operations

         For the three months ended March 31, 1998, the Company's revenues of $329,548 included $252,523 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $654,199 for the three months ended March 31, 1997 included $628,981 from the sale of ALFERON N Injection and the balance from sales of research products. Cost of goods sold totaled $203,386 and $501,374 for the three months ended March 31, 1998 and 1997, respectively.

         In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. According to ASD, it sold 4,372 vials of ALFERON N Injection in the three months ended March 31, 1998, compared to 3,083 sold by the Company in the United States during the three months ended March 31, 1997. Despite this increase, the Company's revenues from the sale of ALFERON N Injection decreased by $376,458 in the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This decrease resulted in approximately equal parts from a decline in foreign sales and the fact that ASD's sales in the 1998 quarter were primarily from ASD's inventory.

         In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down was the result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period based on historical sales levels). As a result, during the three months ended March 31, 1998, the Company recorded an inventory write-off of $3,089,841 in addition to the $7,254,710 inventory write-down which was recorded at December 31, 1997.

         Research and development expenses during the three months ended March 31, 1998 of $2,055,139 decreased by $536,949 from $2,592,088 for the same period in 1997, principally because the Company has nearly concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The Company received $29,375 and $58,749, respectively, as rental income from GP Strategies Corporation ("GP Strategies") for the use of a portion of the Company's facilities, which offset research and development expenses.

         General and administrative expenses for the three months ended March 31, 1998 were $1,472,399 as compared to $922,435 for the same period in 1997. The increase of $549,964 was principally due to increases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $30,000 for each of the three-month periods ended March 31, 1998 and 1997. For the three months ended March 31, 1998 and 1997, payments to GP Strategies for the services provided to the Company by GP Strategies personnel amounted to zero and $28,125, respectively. For the three months ended March 31, 1998 and 1997, receipts from GP Strategies for the services provided to GP Strategies by Company personnel amounted to $6,250 and zero, respectively.

         On February 5, 1998, the Company completed the sale of 7,500 shares of Series A Convertible Preferred Stock to an institutional investor for an aggregate amount of $7,500,000. The $7,179,000 of net proceeds were expected to augment the Company's working capital while awaiting the results of the two Phase 3 clinical trials of ALFERON N Injection for the treatment of HIV-infected and hepatitis C patients. After considering the reaction of the Company's stockholders to the issuance and the negative impact the issuance apparently had on the Company's market capitalization, the Board of Directors determined on February 13, 1998 to exercise an option to repurchase the shares of Convertible Preferred Stock for $7,894,737 (plus accrued dividends). The net loss to the Company on the repurchase of the Preferred Stock amounted to $737,037 and was recorded on the income statement under the caption of loss on repurchase of preferred stock for the quarter ended March 31, 1998.

         Interest income for the three months ended March 31, 1998 was $144,720 as compared to $176,889 for the same period in 1997. The decrease of $32,169 was due to less funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $7,083,534 and $3,184,809 for the three months ended March 31, 1998 and 1997, respectively. Recent Tax and Accounting Developments

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has adopted this Statement and has no other comprehensive income, other than net income, therefore comprehensive income is the same as net income (loss).

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

                                 MARCH 31, 1998


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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY


                           PART II. OTHER INFORMATION



Item 2.      Changes in Securities.

             On February 5, 1998, the Company completed the sale of 7,500 shares of Series A Convertible Preferred Stock to an institutional investor for an aggregate amount of $7,500,000. The Company paid a total of $284,250 in commissions in connection with the sale. The Preferred Stock (including unpaid dividends) was convertible into the Company's Common Stock at a price equal to the lesser of $12.50 and a discount of 5-15% from the weighted average trading price of the Common Stock over the 10 trading days prior to conversion, subject to certain adjustments. After considering the reaction of the Company's stockholders to the issuance of the Preferred Stock and the negative impact the issuance apparently had on the Company's market capitalization, the Board of Directors of the Company determined on February 13, 1998 to exercise an option to repurchase the shares of Convertible Preferred Stock for $7,894,737 (plus accrued dividends). The sale of Convertible Preferred Stock was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") for a transaction by an issuer not involving any public offering and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 6.      Exhibits and Reports on Form 8-K.

             (b)  Reports on Form 8-K.

             There were no reports on Form 8-K filed for the period ended March 31, 1998.

                            INTERFERON SCIENCES, INC.

                                 MARCH 31, 1998




                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                 INTERFRON SCIENCES, INC.




DATE:    May 14, 1998                       By:  /s/ Lawrence M. Gordon
                                                 -----------------------
                                                 Lawrence M. Gordon
                                                 Chief Executive Officer




DATE:    May 14, 1998                       By:  /s/ Donald W. Anderson
                                                 ----------------------
                                                 Donald W. Anderson
                                                 Controller