Form 10-Q
period 1998-06-30
INTERFERON SCIENCES INC
filed 1998-08-14
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarter ended June 30, 1998

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

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of July 23, 1998:
                         Common Stock 15,564,759 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
Part I.  Financial Information:

   Consolidated Condensed Balance Sheets - June 30, 1998
     and December 31, 1997 ..............................................   1

   Consolidated Condensed Statements of Operations--Three
     Months and Six Months Ended June 30, 1998 and 1997 ................. 2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Six Months Ended
     June 30, 1998 ......................................................   4

   Consolidated Condensed Statements of Cash Flows--Six
     Months Ended June 30, 1998 and 1997 ................................   5

   Notes to Consolidated Condensed Financial Statements ................. 6-8

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................9-13

Part II.  Other Information .............................................  14

Signatures ..............................................................  15


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION


                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                               June 30,          December 31,
                                                1998                1997
                                             (Unaudited)             *
                                            -------------        -------------

ASSETS
Current assets
  Cash and cash equivalents                 $ 3,675,606         $ 14,059,283
Accounts and other receivables                  226,587              989,458
  Inventories, net of reserves
of $10,344,551 and $7,254,710                 1,780,565            3,332,653
  Receivables from GP Strategies
and affiliated companies                                              21,904
  Prepaid expenses and other
current assets                                   49,058               65,353
                                            ------------        -------------
Total current assets                          5,731,816           18,468,651
                                            ------------        -------------
Property, plant and equipment,
at cost                                      13,687,068           13,496,755
Less accumulated depreciation                (8,697,861)          (8,266,892)
                                            ------------        -------------
                                              4,989,207            5,229,863
                                            ------------        -------------
Patent costs, net of accumulated
amortization                                    265,632              280,962
Other assets                                    148,900              173,900
                                            ------------        -------------
Total assets                                $11,135,555         $ 24,153,376
                                            ===========         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
accrued expenses                            $ 3,309,814         $  3,939,736
  Amount due GP Strategies and
affiliated companies                             14,608
                                            ------------        -------------
Total current liabilities                     3,324,422            3,939,736
                                            ------------        -------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-15,262,753 and
15,210,405 shares                               152,628              152,104
Capital in excess of par value              124,159,642          123,946,331
Accumulated deficit                        (116,501,137)        (103,884,795)
                                           -------------        -------------
Total stockholders' equity                    7,811,133           20,213,640
                                           -------------        -------------
Total liabilities and stockholders'
equity                                     $ 11,135,555         $ 24,153,376
                                           =============        =============


     *The consolidated condensed balance sheet as of December 31, 1997 has been summarized from the Company's audited balance sheet as of that date.

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
condensedfinancial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                            June 30,
                                                   -----------------------------
                                                       1998             1997
                                                   -------------    ------------

Revenues
Alferon N Injection                                $  206,443       $  759,139
Research products and other revenues                   12,101            1,902
                                                   -----------      -----------
Total revenues                                        218,544          761,041
                                                   -----------      -----------
Costs and expenses
Cost of goods sold and idle
production costs                                    2,576,417          603,268
Research and development
 (net of zero and $58,749 of rental
  income received from GP Strategies)               2,162,871        3,135,447
General and administrative
 (includes $30,000 and $58,125
  of payments to GP Strategies for
  management fees and reimbursements of
  certain salaries; net of $6,250
  received from GP Strategies for the
  three months ended June 30, 1998 for
  reimbursements of certain salaries)               1,078,189        1,147,703
                                                   -----------     ------------

Total costs and expenses                            5,817,477        4,886,418
                                                   -----------     ------------
Loss from operations                               (5,598,933)      (4,125,377)

Interest income                                       66,125           130,645
                                                   -----------     ------------
Net loss                                          $(5,532,808)     $(3,994,732)
                                                  ============     ============

Basic and diluted loss per share                  $      (.36)     $      (.33)
                                                  ============     ============

Weighted average number of
shares outstanding                                  15,245,554      12,285,105












     The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Six Months Ended
                                                            June 30,
                                                  -----------------------------
                                                   1998                   1997
                                                  -------------    ------------

Revenues
Alferon N Injection                             $     458,966     $   1,388,120
  Research products and other revenues                 89,126            27,120
                                                 -------------    -------------
Total revenues                                        548,092         1,415,240
                                                 -------------    -------------
Costs and expenses
Cost of goods sold and idle
  production costs                                  2,779,803         1,104,642
Provision for excess inventory                      3,089,841
Research and development
 (net of $29,375 and $117,498
  of rental income received from
  GP Strategies)                                    4,218,010         5,727,535
General and administrative
 (includes $60,000 and $116,250 of
  payments to GP Strategies for
  management fees and reimbursements
  of certain salaries; net of $12,500
  received  from GP Strategies for the
  six months ended June 30, 1998 for
  reimbursements of certain salaries)               2,550,588         2,070,138
                                                 -------------    -------------
Total costs and expenses                           12,638,242         8,902,315
                                                 -------------    -------------
Loss from operations
                                                  (12,090,150)       (7,487,075)

 Interest income                                      210,845           307,534

 Loss on repurchase of
 preferred stock                                     (737,037)
                                                 -------------    --------------
Net loss                                         $(12,616,342)    $  (7,179,541)
                                                 =============    ==============

Basic and diluted loss per share                 $       (.83)    $        (.58)
                                                 =============    ==============

Weighted average number of
shares outstanding                                 15,236,114        12,282,574










     The  accompanying   notes  are  an  integral  part  of  these  consolidated
condensedfinancial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY


                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)



                                                           Capital                                       Total
                              Common Stock                in excess            Accummulated           Stockholders'
                         Shares          Amount         of par value              Deficit                Equity
                         ------          ------         ------------            -----------           ------------

Balance at
 Dec. 31,
 1997                   15,210,405      $  152,104     $ 123,946,331           $ (103,884,795)        $ 20,213,640

Common stock
 issued as
 compensation               16,191             162           116,735                                       116,897

Common stock
 issued under
 Company 401(k)
 Plan                       36,157             362            96,576                                        96,938

Net loss                                                                          (12,616,342)         (12,616,342)
                        -------------------------------------------------------------------------------------------
Balance at
 June 30,
 1998                   15,262,753     $   152,628     $ 124,159,642           $ (116,501,137)        $  7,811,133
















     The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                          June 30,
                                                                  --------------------------
                                                                   1998                1997
                                                               --------------------------------

  Cash flows from operations:
    Net loss                                                   $ (12,616,342)     $ (7,179,541)
    Adjustments to reconcile net loss to net
        cash used for operating activities:
        Depreciation and amortization                                446,299           374,668
        Compensation and benefits paid
       with common stock                                             213,835
        Provision for excess inventory                             3,089,841
        Change in operating assets and liabilities:
        Inventories                                               (1,537,753)       (1,800,625)
        Receivables from GP Strategies and
          affiliated companies                                        36,512            19,386
        Accounts and other receivables                               762,871          (575,506)
        Prepaid expenses and other current assets                     16,295            33,282
        Accounts payable and accrued expenses                       (629,922)          116,409
        Loss on repurchase of preferred stock                        737,037
                                                               --------------     -------------
        Net cash used for operations                              (9,481,327)       (9,011,927)
                                                               --------------     -------------

  Cash flows from investing activities:
     Additions to property, plant and equipment                    (190,313)          (331,767)
     Reductions to other assets                                      25,000
                                                               --------------     -------------
     Net cash used for investing activities                        (165,313)          (331,767)
                                                               --------------     -------------
  Cash flows from financing activities:
     Net proceeds from preferred stock offering                   7,179,000
     Repurchase of preferred stock                               (7,916,037)
     Proceeds from exercise of common stock
        options                                                                         52,231
     Purchase of fractional shares of common
        stock                                                                             (633)
                                                               ---------------    -------------
     Net cash (used for) provided by financing
       activities                                                  (737,037)            51,598
                                                               ---------------    -------------
  Net decrease in cash and cash equivalents                     (10,383,677)        (9,292,096)

  Cash and cash equivalents at beginning
     of period                                                   14,059,283         17,491,955
                                                               ---------------    -------------
  Cash and cash equivalents at end of period                   $  3,675,606       $  8,199,859
                                                               ===============    ==============








     The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

     The financial information included herein is unaudited. Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.


Note 2. Earnings per Share

     In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), as required, and restated the previously reported earnings per share in conformity with SFAS 128. The Company does have potential Common Stock, in the form of options and warrants, that would be dilutive if the Company had earnings.

Note 3. Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                            June 30,          December 31,
                                             1998                1997
                                         --------------       --------------

Finished goods                           $ 4,365,439           $ 3,720,000
Work in process                            6,516,092             5,621,714
Raw materials                              1,243,585             1,245,649
Less reserve for excess
  inventory                              (10,344,551)           (7,254,710)
                                         ------------          ------------
                                         $ 1,780,565           $ 3,332,653
                                         ============          ============


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

Note 4. Preferred Stock

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

Note 5. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of June 30, 1998, the Company had an accumulated deficit of approximately $116.5 million. For the six months ended June 30, 1998 and the years ended December 31, 1997, 1996 and 1995, the Company had losses from operations of approximately $12.1 million, $22.4 million, $12.4 million and $7.4 million, respectively. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     The Company has limited financial resources as of June 30, 1998 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a public or private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) entering into collaborative or other arrangements with corporate partners. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. In addition, the Company hopes to renegotiate the minimum purchase commitment for white blood cells discussed in Management's Discussion and Analysis of Financial Condition and Liquidity, but if it is unable to do so such obligation may have a material adverse effect on the financial condition of the Company.

     Based on the Company's estimates of revenues, expenses and levels of production, management believes that the cash available will be sufficient to enable the Company to continue operations through approximately October 1998. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Financial Condition and Liquidity

     As of July 27, 1998, the Company had an aggregate of $3.1 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     The Company requires substantial funds to conduct research and development and pre-clinical and clinical testing and to market its products. For the six months ended June 30, 1998, the cash utilized by the Company's operations was approximately $9.5 million of which increases in inventories accounted for approximately $1.5 million. The Company had continued to increase its investment in inventories of ALFERON N Injection to meet anticipated increases in market demand, for use in the Company-sponsored Phase 3 and Phase 2 clinical trials, and so that inventory would be available in the event ALFERON N Injection was subsequently approved for the treatment of HIV or hepatitis C or both by the U.S. Food and Drug Administration. In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has determined that it has enough inventory on hand to satisfy its clinical and commercial needs for the foreseeable future and therefore discontinued production of ALFERON N Injection in April 1998. The Company currently obtains human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the American Red Cross pursuant to a supply agreement dated April 1, 1997. The Company will not need more human white blood cells until such time as production of ALFERON N Injection is resumed. Under the terms of the agreement with the American Red
Cross, the Company is obligated to purchase a minimum number of human white blood cells each month through March 1999. The aggregate commitment is approximately $260,000 per month. The Company hopes to renegotiate the minimum purchase commitment, but if it is unable to do so such obligation may have a material adverse effect on the financial condition of the Company. The Company's future capital requirements will depend on many factors, including: continued scientific progress in its drug development programs; the magnitude of these programs; progress with pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting, and enforcing patent claims; competing technologies and market developments; changes in its existing research relationships; and the ability of the Company to establish collaborative arrangements and effective commercialization activities and arrangements.

     The Company anticipates that the cash that will be utilized by the Company's operations in 1998 will be significantly less than in 1997 as a result of the discontinuance in April 1998 of manufacturing, the conclusion in 1998 of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, and certain other cost reductions instituted in 1998 by the Company, offset in part by the expenses associated with the HIV and hepatitis C co-infection study that commenced in December 1997. Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately October 1998. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated April 2, 1998 on the Company's consolidated financial statements ended December 31, 1997 notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

Results of Operations

Six Months Ended June 30, 1998 Versus Six Months Ended June 30, 1997

     For the six months ended June 30, 1998, the Company's revenues of $548,092 included $458,966 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $1,415,240 for the six months ended June 30, 1997 included $1,388,120 from the sale of ALFERON N Injection and the balance from sales of research products. Cost of goods sold and idle production costs totaled $2,779,803 and $1,104,642 for the six months ended June 30, 1998 and 1997, respectively. Idle production costs in the six months ended June 30, 1998 primarily represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. There were no idle production costs in the six months ended June 30, 1997.

     In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, at which time revenues are recognized by the Company. In the six months ended June 30, 1998, ASD and the Company sold to wholesalers and other customers in the United States 6,937 vials of ALFERON N Injection, compared to 7,074 vials sold by ASD and the Company during the six months ended June 30, 1997. Notwithstanding the only slight decrease in vials sold, the Company's revenues from the sale of ALFERON N Injection decreased by $929,154, a 66.9% decline, in the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This decrease was due primarily to (i) ASD's sales in the 1998 period were primarily from ASD's inventory (and therefore had been accounted for as revenues by the Company in 1997), (ii) the Company's revenues in the 1997 period included sales to ASD for its inventory, and (iii) a decrease in foreign sales in the 1998 period.

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

     Research and development expenses during the six months ended June 30, 1998 of $4,218,010 decreased by $1,509,525 from $5,727,535 for the same period in 1997, principally because the Company has nearly concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The Company received $29,375 and $117,498, respectively, as rental income from GP Strategies Corporation ("GP Strategies") for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the six months ended June 30, 1998 were $2,550,588 as compared to $2,070,138 for the same period in 1997. The increase of $480,450 was principally due to increases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $60,000 for each of the six-month periods ended June 30, 1998 and 1997. In addition, for the six months ended June 30, 1998 and 1997, payments to GP Strategies for services provided to the Company by GP Strategies personnel amounted to zero and $56,250, respectively. For the six months ended June 30, 1998 and 1997, receipts from GP Strategies for services provided to GP Strategies by Company personnel amounted to $12,500 and zero, respectively.

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

     Interest income for the six months ended June 30, 1998 was $210,845 as compared to $307,534 for the same period in 1997. The decrease of $96,689 was due to less funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $12,616,342 and $7,179,541 for the six months ended June 30, 1998 and 1997, respectively.

Three Months Ended June 30, 1998 Versus Three Months Ended June 30, 1997

     For the three months ended June 30, 1998, the Company's revenues of $218,544 included $206,443 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $761,041 for the three months ended June 30, 1997 included $759,139 from the sale of ALFERON N Injection and the balance from sales of research products. Cost of goods sold and idle production costs totaled $2,576,417 and $603,268 for the three months ended June 30, 1998 and 1997, respectively. Idle production costs in the three months ended June 30, 1998 primarily represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. There were no idle production costs in the three months ended June 30, 1997.

     In the three months ended June 30, 1998, ASD and the Company sold to wholesalers and other customers in the United States 2,613 vials of ALFERON N Injection, compared to 3,991 vials sold by ASD and the Company during the three months ended June 30, 1997, a 34.5% decline. The Company's revenues from the sale of ALFERON N Injection decreased by $552,696, a 72.8% decline, in the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This percentage decline was greater than the percentage decline in vials sold primarily due to the facts that ASD's sales in the 1998 period were primarily from ASD's inventory and the Company's sales in the 1997 period included sales to ASD for its inventory.


     Research and development expenses during the three months ended June 30, 1998 of $2,162,871 decreased by $972,576 from $3,135,447 for the same period in 1997, principally because the Company has nearly concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The Company received zero and $58,749, respectively, as rental income from GP Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the three months ended June 30, 1998 were $1,078,189 as compared to $1,147,703 for the same period in 1997. The decrease of $69,514 was principally due to decreases in marketing expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $30,000 for each of the three-month periods ended June 30, 1998 and 1997. For the three months ended June 30, 1998 and 1997, payments to GP Strategies for the services provided to the Company by GP Strategies personnel amounted to zero and $28,125, respectively. For the three months ended June 30, 1998 and 1997, receipts from GP Strategies for the services provided to GP Strategies by Company personnel amounted to $6,250 and zero, respectively.

     Interest income for the three months ended June 30, 1998 was $66,125 as compared to $130,645 for the same period in 1997. The decrease of $64,520 was due to less funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $5,532,808 and $3,994,732 for the three months ended June 30, 1998 and 1997, respectively.

Recent Tax and Accounting Developments

     The Financial  Accounting Standards Board issued Accounting Standards (SFAS
130),"Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has adopted this Statement and has no other comprehensive income, other than net income, therefore comprehensive income is the same as net income (loss).

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by
January 1, 2000. The Company is currently evaluating whether the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

Forward-Looking Statements

     This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risk that the Company will run out of cash; uncertainty of obtaining additional funding for the Company; uncertainty of obtaining United States regulatory approvals for the Company's products under development and foreign regulatory approvals for the Company's FDA-approved product and products under development and, if such approvals are obtained, uncertainty of the successful commercial development of such products; substantial competition from companies with substantially greater resources than the Company in the Company's present and potential businesses; no guaranteed source of required materials for the Company's products; dependence on certain distributors to market the Company's products; potential adverse side effects from the use of the Company's products; potential patent infringement claims against the Company; possible inability of the Company to protect its technology; uncertainty of pharmaceutical pricing; substantial royalty obligations payable by the Company; limited production experience of the Company; risk of product liability; and risk of loss of key management personnel, all of which are difficult to predict and many of which are beyond control of the Company.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY


                           PART II. OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K.

             (b)  Reports on Form 8-K.

                  There were no  reports on Form 8-K filed for the period  ended
             June 30, 1998.

                            INTERFERON SCIENCES, INC.

                                  JUNE 30, 1998




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                 INTERFERON SCIENCES, INC.




DATE: August 14, 1998                      By:   /s/ Lawrence M. Gordon
                                                 -----------------------
                                                     Lawrence M. Gordon
                                                     Chief Executive Officer


DATE: August 14, 1998                      By:   /s/ Donald W. Anderson
                                                 ----------------------
                                                     Donald W. Anderson
                                   Controller