Form 10-Q
period 1998-09-30
INTERFERON SCIENCES INC
filed 1998-11-16
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarter ended September 30, 1998

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of October 16, 1998:

                         Common Stock 16,099,698 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--September 30, 1998
     and December 31, 1997 ..............................................   1

   Consolidated Condensed Statements of Operations--Three
     Months and Nine Months Ended September 30, 1998 and 1997 ........... 2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Nine Months Ended
     September 30, 1998 .................................................   4

   Consolidated Condensed Statements of Cash Flows--Nine
     Months Ended September 30, 1998 and 1997 ...........................   5

   Notes to Consolidated Condensed Financial Statements ................. 6-8

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................ 9-15


Part II.  Other Information .............................................   16

Signatures ..............................................................   17



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                             September 30,        December 31,
                                                1998                  1997
                                             (Unaudited)               *
                                            -------------         -------------

ASSETS
Current assets
Cash and cash equivalents                   $ 1,796,552           $ 14,059,283
  Accounts and other receivables                301,822                989,458
  Inventories, net of reserves
    of $10,344,551 and $7,254,710             1,222,085              3,332,653
  Receivables from GP Strategies
    and affiliated companies                                            21,904
  Prepaid expenses and other
    current assets                               79,631                 65,353
                                            ------------          -------------
Total current assets                          3,400,090             18,468,651
                                            ------------          -------------
Property, plant and equipment,
  at cost                                    13,703,452             13,496,755
Less accumulated depreciation                (8,914,038)            (8,266,892)
                                            ------------          -------------
                                              4,789,414              5,229,863
                                            ------------          -------------
Patent costs, net of accumulated
  amortization                                  257,967                280,962
Other assets                                    138,900                173,900
                                            ------------          -------------
Total assets                                $ 8,586,371           $ 24,153,376
                                            ============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                        $ 3,728,509           $  3,939,736
  Amount due GP Strategies and
    affiliated companies                         57,027
                                            ------------          -------------
Total current liabilities                     3,785,536              3,939,736
                                            ------------          -------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-16,099,598 and
 15,210,405 shares                              160,996                152,104
Capital in excess of par value               24,646,734            123,946,331
Accumulated deficit                        (120,006,895)          (103,884,795)
                                           -------------          -------------
Total stockholders' equity                    4,800,835             20,213,640
                                           -------------          -------------
Total liabilities and stockholders'
  equity                                   $  8,586,371           $ 24,153,376
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


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                             September 30,
                                                   -----------------------------
                                                       1998             1997
                                                   -------------    ------------
Revenues
  Alferon N Injection                              $    634,612     $  868,574
  Research products and other revenues                    4,022          1,097
                                                   -------------    ------------
Total revenues                                          638,634        869,671
                                                   -------------    ------------
Costs and expenses
Cost of goods sold and idle
  production costs                                    1,165,238        469,055
Research and development
 (net of zero and $58,749 of rental
  income received from GP Strategies)                 1,943,198      2,666,507
 General and administrative
 (includes $30,000 and $60,000
  of payments to GP Strategies for
  management fees and reimbursements of
  certain salaries; net of $6,250 received
  from GP Strategies for the three months
  ended September 30, 1998 for reimbursements
  of certain salaries)                                1,065,389       1,059,358
                                                   -------------    ------------

Total costs and expenses                              4,173,825       4,194,920
                                                   -------------    ------------
 Loss from operations                                (3,535,191)     (3,325,249)

 Interest income                                         29,433         153,891
                                                   -------------    ------------
Net loss                                           $ (3,505,758)    $(3,171,358)
                                                   =============    ============

Basic and diluted loss per share                   $       (.22)    $      (.23)
                                                   =============    ============

Weighted average number of
shares outstanding                                   15,626,776      13,532,891














The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          Nine Months Ended
                                                             September 30,
                                                   -----------------------------
                                                       1998             1997
                                                   -------------    ------------
Revenues
  Alferon N Injection                             $  1,093,578     $  2,256,694
  Research products and other revenues                  93,148           28,217
                                                  -------------    -------------
Total revenues                                       1,186,726        2,284,911
                                                  -------------    -------------
Costs and expenses
Cost of goods sold and idle
  production costs                                   3,945,041        1,573,697
Provision for excess inventory                       3,089,841
Research and development
 (net of $29,375 and $176,247
 of rental income received from
 GP Strategies)                                      6,161,208        8,394,042
General and administrative
 (includes $90,000 and $176,250
  of payments to GP Strategies for
  management fees and reimbursements
  of certain salaries; net of $18,750
  received  from GP Strategies for the
  nine months ended September 30, 1998 for
  reimbursements of certain salaries)                3,615,977        3,129,496
                                                  -------------    -------------
Total costs and expenses                            16,812,067       13,097,235
                                                  -------------    -------------
 Loss from operations                              (15,625,341)     (10,812,324)

 Interest income                                       240,278          461,425

 Loss on repurchase of
 preferred stock                                      (737,037)
                                                  -------------    -------------
Net loss                                          $(16,122,100)    $(10,350,899)
                                                  =============    =============

Basic and diluted loss per share                  $      (1.05)    $       (.81)
                                                  =============    =============

Weighted average number of
shares outstanding                                  15,389,715       12,782,448











The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)







                                                           Capital                                       Total
                              Common Stock                in excess            Accummulated          Stockholders'
                         Shares          Amount         of par value              Deficit               Equity
                         ------          ------         ------------            -----------          ------------

Balance at
 Dec. 31,
 1997                    15,210,405   $  152,104       $ 123,946,331          $ (103,884,795)       $  20,213,640

Net proceeds
 from sale of
 common stock               800,000        8,000             446,500                                      454,500

Common stock
 issued as
 compensation                16,191          162             116,735                                      116,897

Common stock
 issued under
 Company 401(k)
 Plan                        73,002          730             137,168                                      137,898

Net loss                                                                         (16,122,100)         (16,122,100)
               ---------------------------------------------------------------------------------------------------
Balance at
 Sept.30,
 1998                    16,099,598   $  160,996      $  124,646,734          $ (120,006,895)       $   4,800,835



























The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                         1998            1997
                                                      --------------------------


  Cash flows from operations:
    Net loss                                         $(16,122,100) $(10,350,899)
    Adjustments to reconcile net loss to net
      cash used for operating activities:
      Depreciation and amortization                       670,141       568,173
      Compensation and benefits paid
      with common stock                                   254,795
      Provision for excess inventory                    3,089,841
      Change in operating assets and liabilities:
      Inventories                                        (979,273)   (3,572,395)
      Receivables from GP Strategies and
      affiliated companies                                 78,931        22,890
      Accounts and other receivables                      687,636      (943,919)
      Prepaid expenses and other current assets           (14,278)       (4,570)
      Accounts payable and accrued expenses              (211,227)      232,637
      Loss on repurchase of preferred stock               737,037
                                                     ------------- -------------
      Net cash used for operations                    (11,808,497)  (14,048,083)
                                                     ------------- -------------

  Cash flows from investing activities:
    Additions to property, plant and equipment           (206,697)     (604,485)
    Reductions to other assets                             35,000
                                                     ------------- -------------
    Net cash used for investing activities               (171,697)     (604,485)
                                                     ------------- -------------
  Cash flows from financing activities:
    Net proceeds from sale of common stock                454,500    16,346,919
    Net proceeds from preferred stock offering          7,179,000
    Repurchase of preferred stock                      (7,916,037)
    Proceeds from exercise of common stock
     options                                                             70,044
     Purchase of fractional shares of common
        stock                                                              (633)
                                                     ------------- -------------
    Net cash (used for) provided by financing
     activities                                          (282,537)   16,416,330
                                                     ------------- -------------
  Net (decrease) increase in cash and cash
    equivalents                                       (12,262,731)    1,763,762

  Cash and cash equivalents at beginning
    of period                                          14,059,283    17,491,955
                                                     ------------- -------------
  Cash and cash equivalents at end of period         $  1,796,552   $19,255,717
                                                     ============= =============






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

Note 3. Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                 September 30,         December 31,
                                     1998                 1997
                                 --------------       --------------

Finished goods                   $  3,869,888         $  3,720,000
Work in process                     6,516,092            5,621,714
Raw materials                       1,180,656            1,245,649
Less reserve for
  excess inventory                (10,344,551)          (7,254,710)
                                 --------------       --------------
                                 $  1,222,085         $  3,332,653
                                 ==============       ==============


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

Note 5. Operations and Liquidity

     The  Company  has  experienced   significant  operating  losses  since  its
inception in 1980.  As of September  30,  1998,  the Company had an  accumulated deficit of approximately $120.0 million. For the nine months ended September 30,
1998 and the years  ended  December  31,  1997,  1996 and 1995,  the Company had losses from  operations of  approximately  $15.6 million,  $22.4 million,  $12.4 million  and $7.4  million,  respectively.  Although  the Company  received  FDA approval in October 1989 to market  ALFERON N Injection in the United States for the  treatment  of certain  genital  warts and ALFERON N Injection  currently is marketed and sold in the United  States by the  Company,  in Mexico by Industria
Farmaceutica  Andromaco,  S.A. De C.V.  and in Germany by Cell Pharm GmbH ("Cell
Pharm"),  the  Company  has had  limited  revenues  from the sale of  ALFERON  N
Injection to date. For the Company to operate profitably,  the Company must sell significantly  more ALFERON N Injection.  Increased sales will depend  primarily upon the  expansion of existing  markets  and/or  successful  attainment  of FDA approval to market  ALFERON N Injection  for  additional  indications,  of which there can be no assurance.  There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     The Company has limited financial resources as of September 30, 1998 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a public or private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) entering into collaborative or other arrangements with corporate partners. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. In addition, the Company hopes to renegotiate the minimum purchase commitment for white blood cells discussed in Management's Discussion and Analysis of Financial
Condition and Liquidity, but if it is unable to do so such obligation may have a material adverse effect on the financial condition of the Company.

     Based on the Company's estimates of revenues, expenses and levels of production, management believes that the cash available will be sufficient to enable the Company to continue operations through approximately December 31, 1998. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Financial Condition and Liquidity

     During the three months ended September 30, 1998, the Company received net proceeds of $454,500 from the sale of 800,000 shares of common stock. As of November 13, 1998, the Company had an aggregate of $800,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     The  Company   intends  to   participate  in  the  State  of  New  Jersey's
coroporation  business tax benefit certificate transfer program (the "Program"), which when  effective  will allow  certain  high  technology  and  biotechnology companies to transfer  unused New Jersey net operating loss  carryovers to other
New  Jersey  corporation   business  taxpayers.   The  Company  will  submit  an
application  to the New Jersey  Economic  Development  Authority  (the "EDA") to
participate in the Program. The EDA will then issue a certificate certifying the
Company's eligibility to participate in the Program and the amount of New Jersey net operating loss  carryovers the Company has available to transfer.  Since New
Jersey law  provides  that net  operating  losses can be carried  over for up to seven years,  the Company will be able to transfer its New Jersey net  operating losses from the last seven years.  The Company  estimates that, as of January 1,
1999, it will have  approximately $66 million of unused New Jersey net operating loss carryovers  available for transfer under the Program.  The Program requires that a purchaser pay at least 75% of the amount of the  surrendered tax benefit.
Applying the maximum New Jersey  corporate income tax rate of 9% and the minimum statutory  transfer  price of 75%,  such  unused New Jersey net  operating  loss carryovers  would have a value of at least $4.45 million.  This assumes that (i)
the EDA certifies the Company's  eligibility  to  participate in the Program and that the  Company has at least $66  million of  available  unused New Jersey net operating  loss  carryovers and (ii) the Company is able to find a purchaser for all of its available unused New Jersey net operating loss carryovers,  as to all of which there can be no assurance.  In addition, the administrative  procedures for participation in the Program have not yet been finalized by the EDA, and the
Company is unable to predict how such procedures may affect the amount or timing of any benefit the Company may receive from participating in the Program.  While the Program is effective  for tax years  beginning on or after  January 1, 1999, the Company anticipates that it will attempt to monetize the value of its rights under the Program,  at least in part, prior to such date,  although there can be no assurance that the Company will be able to do so.

     The Company requires  substantial funds to conduct research and development and pre-clinical  and clinical testing and to market its products.  For the nine months ended  September 30, 1998, the cash utilized by the Company's  operations was approximately $11.8 million of which increases in inventories  accounted for approximately $1.0 million. The Company had continued to increase its investment in  inventories of ALFERON N Injection to meet  anticipated  increases in market demand,  for use in the  Company-sponsored  Phase 3 and Phase 2 clinical trials, and so that  inventory  would be available in the event  ALFERON N Injection was subsequently  approved  for the  treatment  of HIV or hepatitis C or both by the
U.S.  Food and Drug  Administration.  In  light  of the  results  to date of the
Company's  Phase 3 studies  of  ALFERON  N  Injection  in HIV- and  HCV-infected patients,  the Company has  determined  that it has enough  inventory on hand to satisfy  its  clinical  and  commercial  needs for the  foreseeable  future  and therefore  discontinued  production  of ALFERON N Injection  in April 1998.  The
Company  currently  obtains human white blood cells used in the  manufacture  of
ALFERON N Injection from several sources,  including the American Red Cross (the
"Red Cross")  pursuant to a supply  agreement  dated April 1, 1997.  The Company will not need a substantial amount of human white blood cells until such time as production  of ALFERON N Injection is resumed.  Under the terms of the agreement with the Red Cross,  the Company is  obligated  to purchase a minimum  number of human white blood cells each month through March 1999. The aggregate  commitment is  approximately  $260,000  per  month.  The  Company  has  not  purchased  any buffycoats from the Red Cross since April 1, 1998, representing unfilled minimum purchase commitments of $1,560,000 as of September 30, 1998. Although it has not
done so as of the date of this report, the Red Cross may assert that the Company has breached the minimum purchase  commitment and is liable to the Red Cross for damages.  The Company is  negotiating  with the Red Cross to amend the agreement with the Red Cross to, among other things,  eliminate this potential  liability, but there can be no assurance that such  negotiations  will be  successful.  The
Company believes the amount of its potential liability, if any, for such damages is not presently determinable, but would in any event be less than the amount of the aggregate unfilled minimum purchase commitment. Any such potential liability nevertheless  may have a material  adverse effect on the financial  condition of the  Company.  No  provision  has been made for the  unfilled  minimum  purchase commitment or any other related potential  liability on the Company's  financial statements.  The  Company's  future  capital  requirements  will  depend on many factors,  including:  continued  scientific  progress  in its  drug  development programs;  the magnitude of these programs;  progress with pre-clinical  testing and  clinical  trials;  the time and  costs  involved  in  obtaining  regulatory approvals;  the costs  involved in filing,  prosecuting,  and  enforcing  patent claims; competing technologies and market developments;  changes in its existing
research   relationships;   and  the  ability  of  the   Company  to   establish
collaborative  arrangements  and  effective  commercialization   activities  and
arrangements.


     The Company anticipates that the cash that will be utilized by the Company's operations in 1998 will be significantly less than in 1997 as a result of the discontinuance in April 1998 of manufacturing, the conclusion in 1998 of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, and certain other cost reductions instituted in 1998 by the Company, offset in part by the expenses associated with the HIV and hepatitis C co-infection study that commenced in December 1997. Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately December 31, 1998. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated
April 2, 1998 on the Company's  consolidated financial statements ended December
31, 1997 notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

     The  Company  has  received a letter  from the Nasdaq  Stock  Market,  Inc.
notifying the Company that its Common Stock had failed to maintain a closing bid price of at least $1 per share (one of the requirements for continued listing on Nasdaq) for 30 consecutive trading days. The letter stated that if the closing bid price of the Common Stock is not at least $1 per share for a minimum of ten consecutive trading days (the "Minimum Price Condition") by November 29, 1998, the Common Stock would be delisted from Nasdaq at the opening of business on December 1, 1998. The letter went on to say that the delisting would be stayed if Nasdaq receives a request for a hearing and the applicable fees prior to November 29, 1998. The closing bid price of the Common Stock has been at least
$1 per share since November 6, 1998, and the Minimum Price Condition will be satisfied if the closing bid price remains at least $1 per share through November 19, 1998, of which there can be no assurance. If the closing bid price falls below $1 per share on or before November 19, 1998, the Company intends to request a hearing from Nasdaq and to submit to its stockholders for approval a proposal to reverse split the Common Stock. There can be no assurance that the reverse stock would be approved by stockholders or, if it is approved, that it would result in the satisfaction of the Minimum Price Condition. Based on informal advice received from Nasdaq, the Company believes that the Common Stock would not be delisted if the Minimum Price Condition were satisfied before the scheduled hearing date. If the Company fails to satisfy the Minimum Price
Condition by the scheduled hearing date, the Company believes that, if the Company proposes to the hearing panel a plan (such as a reverse stock split) that is reasonably likely to result in the satisfaction of the Minimum Price
Condition in the following 30 to 45 days, the panel would be likely to extend the stay for that period. However, there can be no assurance that the Common
Stock  would not be  delisted  after the hearing for failure to meet the Minimum
Price Condition or another of the Nasdaq maintenance standards, such as having tangible net assets of at least $4 million. If it were delisted from Nasdaq, the Common Stock would trade on the OTC Bulletin Board, which may have a material adverse effect on the ability of the company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Nine Months Ended September 30, 1998 Versus Nine Months Ended September 30,1997

     For the nine months ended September 30, 1998, the Company's revenues of $1,186,726 included $1,093,578 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $2,284,911 for the nine months ended September 30, 1997 included $2,256,694 from the sale of ALFERON N Injection and the balance from sales of research products.
Cost of goods sold and idle production costs totaled $3,945,041 and $1,573,697 for the nine months ended September 30, 1998 and 1997, respectively. Idle production costs in the nine months ended September 30, 1998 primarily represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. There were no idle production costs in the nine months ended September 30, 1997.

     In May 1997,  the  Company  appointed  Alternate  Site  Distributors,  Inc.
("ASD"),  a wholly owned  subsidiary of Bergen  Brunswig  Corporation,  the sole
United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, at which time revenues are recognized by the Company. In the nine months ended September 30, 1998, ASD and the Company sold to wholesalers and other customers in the United
States 11,839 vials of ALFERON N Injection, compared to 12,002 vials sold by ASD and the Company during the nine months ended September 30, 1997. Notwithstanding the only slight decrease in vials sold, the Company's revenues from the sale of ALFERON N Injection decreased by $1,163,116, a 51.5% decline, in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.
This decrease was due primarily to (i) ASD's sales in the 1998 period were primarily from ASD's inventory (and therefore had been accounted for as revenues by the Company in 1997), (ii) the Company's revenues in the 1997 period included sales to ASD for its inventory, and (iii) a decrease in foreign sales in the 1998 period.


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

     Research and  development  expenses  during the nine months ended September
30, 1998 of $6,161,208  decreased by  $2,232,834  from  $8,394,042  for the same period in 1997, principally because the Company has nearly concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The
Company  received $29,375 and $176,247,  respectively,  as rental income from GP
Strategies Corporation ("GP Strategies") for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the nine months ended September 30, 1998 were $3,615,977 as compared to $3,129,496 for the same period in 1997. The increase of $486,481 was principally due to increases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $90,000 for each of the nine-month periods ended September 30, 1998 and 1997. In addition, for the nine months ended
September 30, 1997, payments to GP Strategies for services provided to the Company by GP Strategies personnel amounted to $86,250. For the nine months ended September 30, 1998, receipts from GP Strategies for services provided to GP Strategies by Company personnel amounted to $18,750.

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


     Interest  income for the nine months ended  September 30, 1998 was $240,278 as compared to $461,425  for the same period in 1997.  The  decrease of $221,147 was due to less funds  available  for  investment  in the current  period.  As a result of the  foregoing,  the Company  incurred net losses of  $16,122,100  and
$10,350,899 for the nine months ended September 30, 1998 and 1997, respectively.
Three Months Ended  September  30, 1998 Versus Three Months Ended  September 30,
1997

     For the three months ended September 30, 1998, the Company's revenues of $638,634 included $634,612 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $869,671 for the three months ended September 30, 1997 included $868,574 from the sale of ALFERON
N Injection and the balance from sales of research products. Cost of goods sold and idle production costs totaled $1,165,238 and $469,059 for the three months ended September 30, 1998 and 1997, respectively. Idle production costs in the three months ended September 30, 1998 primarily represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. There were no idle production costs in the three months ended September 30, 1997.

     In the three months ended September 30, 1998, the Company sold to wholesalers and other customers in the United States 4,902 vials of ALFERON N
Injection,  compared  to 4,928 vials sold by ASD during the three  months  ended
September 30, 1997, a 0.5% decline. The Company's revenues from the sale of ALFERON N Injection decreased by $233,962, a 26.9% decline, in the three months ended September 30, 1998 compared to the three months ended September 30, 1997.
This percentage decline was greater than the percentage decline in vials sold primarily due to the fact that the Company's sales in the 1997 period included sales to ASD for its inventory.

     Research and  development  expenses during the three months ended September
30, 1998 of $1,943,198 decreased by $723,309 from $2,666,507 for the same period in 1997, principally because the Company has nearly concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The
Company received $58,749, as rental income from GP Strategies for the use of a portion of the Company's facilities in 1997, which offset research and development expenses.

     General and  administrative  expenses for the three months ended  September
30, 1998 were  $1,065,389 as compared to $1,059,358 for the same period in 1997.
The increase of $6,031 was principally due to increases in payroll, partially offset by decreases in marketing expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $30,000 for each of the three-month periods ended September 30, 1998 and 1997. For the three months ended September 30, 1997, payments to GP Strategies for the services provided to the Company by GP Strategies personnel amounted to $30,000. For the three months ended September 30, 1998, receipts from GP Strategies for the services provided to GP Strategies by Company personnel amounted to $6,250.


     Interest  income for the three months ended  September 30, 1998 was $29,433 as compared to $153,891 for the same period in 1997. The decrease of $124,458 was due to less funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $3,505,758 and $3,171,358 for the three months ended September 30, 1998 and 1997, respectively.

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

     In addition,  in June of 1997, the FASB issued SFAS 131, "Disclosures about
Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The
Company does not expect this statement to have a material impact on the consolidated financial statements.

     In June 1998, the Financial  Accounting Standards Board issued Statement of
Financial  Accounting  Standards  (SFAS) No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities".  This Statement establishes  accounting and reporting standards for derivative  instruments and for hedging  activities.  It
requires  that  an  entity   recognize  all  derivatives  as  either  assets  or
liabilities in the statement of financial position and measure those instruments at fair value.  This  Statement is effective  for all fiscal  quarters of fiscal years  beginning  after June 15,  1999.  The Company  will adopt SFAS No. 133 by
January 1, 2000.  The Company does not expect this  statement to have a material impact on the consolidated financial statements.


Year 2000

     Many computer systems ("IT systems") and equipment and instruments with embedded microprocessors ("non-IT systems") were designed to only recognize the last two digits of a calendar year. With the arrival of the Year 2000, these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. Failure to properly recognize such information could generate inaccurate data or cause a system to fail, resulting in business interruption.

     The Company is currently  developing a plan to address Year 2000  concerns.
The first phase, which the Company expects to complete by the end of the first quarter of 1999, is to inventory the IT systems and non-IT systems of the Company, determine which systems are not Year 2000 compliant, and, among any systems that are not Year 2000 compliant, distinguish "critical" systems from "non-critical" systems. The second phase, which the Company expects to complete by the end of 1999, is to remediate or replace critical IT and non-IT systems that are non- compliant and then test such remediated or replaced systems. The
Company believes, based on preliminary information, that the costs to address the Company's Year 2000 issues will not be material, although there can be no assurance that this will be the case.

     The  Company's  operations  may also be impacted in the event third parties with whom the Company conducts significant  business experience  disruptions due
to  Year  2000  problems.  These  third  parties  include  vendors,   suppliers,
distributors,  clinical researchers, contract manufacturers,  research partners, utility companies, financial institutions, and government agencies. Prior to the end of 1998,  the Company  intends to initiate  communications  with these third parties to assess their state of readiness.  The Company currently believes that the most reasonably likely worst case scenario concerning the Year 2000 involves potential  business  disruption among these third parties.  The Company could be materially  adversely affected if any of these third parties experience business disruption  due to a Year 2000  problem.  While the  Company  intends to develop contingency  plans to address  potential  business  disruptions  at these  third parties,  there  can be no  assurance  that  it  will be able to do so and it is unlikely that any contingency  plan will be able to fully mitigate the impact of significant business disruptions among these third parties.

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




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY


                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

             (b)  Reports on Form 8-K.

             There  were no  reports  on Form 8-K  filed  for the  period  ended
September 30, 1998.







                            INTERFERON SCIENCES, INC.

                               SEPTEMBER 30, 1998




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                      INTERFERON SCIENCES, INC.




DATE: November 16, 1998                           By:   /s/ Lawrence M. Gordon
                                                        -----------------------
                                                            Lawrence M. Gordon
                                                         Chief Executive Officer




DATE: November 16, 1998                           By:   /s/ Donald W. Anderson
                                                        ------------------------
                                                            Donald W. Anderson
                                                              Controller


