Form 10-K
period 1998-12-31
INTERFERON SCIENCES INC
filed 1999-04-15
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 1998

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

                                  Yes X   No --
                                  ----    ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of April 5, 1999, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $4,350,000 based on the last reported sale price of such stock on the NASDAQ National Market System on April 5, 1999.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                       Class Outstanding at April 5, 1999
                                       -----------------------------------

Common Stock, par value $.01 per share                 4,667,284  shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS
                              -----------------

                                                                        Page
                                                                        ----


Item 1.  Business

Item 2.  Properties


Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

Item 6.  Selected Financial Data

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

       (b) Financial Information about Business Segments.

     The Company operates as a single line of business. For the years ended December 31, 1998, 1997 and 1996, domestic sales totaled $1,716,157, $2,613,430 and $1,809,595, respectively, and foreign sales (primarily Germany) totaled $214,500, $314,155 and $130,000, respectively. All identifiable assets are located in the United States.

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

ALFERON N Injection

         Approved Indication. On October 10, 1989, the FDA approved ALFERON N Injection for the intralesional treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Substantially all of the Company's revenues, to date, have been generated from the sale of ALFERON N Injection for such treatment. Genital warts, a sexually transmitted disease, are caused by certain types of human papilloma viruses. A published report estimates that approximately eight million new and recurrent cases of genital warts occur annually in the United States alone. Genital warts are usually treated using caustic chemicals or through physical removal methods. These procedures can be quite painful and effective treatment is often difficult to achieve. A topical formulation of an interferon inducer has also recently been approved by the FDA for the treatment of genital warts. The Company is unable to predict the effect this approval will have on the Company's sales of Alferon N Injection.

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

       An article published in AIDS Research and Human Retroviruses in 1993 by investigators at Walter Reed Army Institute of Research ("Walter Reed") in
collaboration with the Company's scientists indicated that the various interferon species display vast differences in their ability to affect virus replication. Walter Reed researchers found that the Company's Natural Alpha Interferon was 10 to 100 times more effective than equal concentrations of recombinant alpha interferon 2a and 2b, respectively, in blocking the replication of HIV-1, the AIDS virus, in infected human cells (monocytes)in vitro.

       Moreover, the Company's scientists were able to separate members of the interferon family in single protein fractions or clusters of proteins using advanced fractionation techniques. The individual fractions were tested for their ability to block HIV replication in the laboratory by researchers at Walter Reed. They found that the unusual anti-HIV activity was attributable to very specific fractions in the Company's product. The most active fractions are not present in marketed recombinant interferon products.

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

     In March 1992, Walter Reed launched a Phase 1 clinical trial with asymptotic HIV-infected patients to investigate the safety and tolerance, at several dose regimens, of ALFERON N Injection, self-injected subcutaneously for periods of up to 24 weeks. The investigators concluded that the treatment was "surprisingly" well tolerated by patients, at all dose regimens. Preliminary findings were reported by Walter Reed at the IXth International Conference on AIDS in Berlin in 1993. The investigators also reported that the expected interferon side effects, such as flu-like symptoms, were rare or absent in the majority of patients treated with the Company's product.

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

     It is important to note that, because of the small number of study participants and the absence of a control group, no firm conclusions can be drawn from these observations. However, based on the safety and preliminary efficacy data obtained from this trial and after meeting with the FDA, the Company conducted a multi-center Phase 3 clinical trial of ALFERON N Injection in HIV-infected patients, which was completed in December 1997. This randomized, double-blind, placebo-controlled trial was designed to evaluate the safety and efficacy of ALFERON N Injection in the treatment of HIV-positive patients, some of whom may have been taking other FDA-approved antiviral agents. Enrolled patients were required to have CD4 white blood cell counts of at least 250 cells per microliter and a viral burden (as determined by PCR testing) of at least 2,000 RNA copies per milliliter. The Company completed the preliminary analysis of the data collected from the 16 investigator sites and scheduled a pre-filing meeting with the FDA in mid-March 1998. Shortly after that meeting, the FDA advised the Company that, although ALFERON N Injection demonstrated biological activity in this Phase 3 clinical trial, the results were insufficient for filing for approval for this additional indication for ALFERON N Injection. While the results over the course of treatment demonstrated benefits that were statistically significant for the group of patients receiving ALFERON N Injection and highly statistically significant for the subgroup of such patients with high CD4 counts, the study's primary efficacy variable (reduction in viral load) was not met at the time point specified in the protocol (end of treatment). The FDA therefore indicated that an additional trial will be necessary to evaluate further the efficacy of ALFERON N Injection for this indication. The Company does not currently intend to pursue this program until it obtains substantial additional funding or enters into a collaboration with another company for such purpose.

     There can be no assurance that ALFERON N Injection for the treatment of patients with HIV will be cost-effective, safe, and effective or that the Company will be able to obtain FDA approval for such use. Furthermore, even if such approval is obtained, there can be no assurance that such product will be commercially successful or will produce significant Revenues or profits for the Company.

     Hepatitis C. Chronic viral hepatitis is a liver infection caused by various hepatitis viruses. The United States Centers for Disease Control estimates that nearly four million people in the United States are presently infected with the hepatitis C virus ("HCV"), a majority of whom become chronic carriers and will suffer gradual deterioration of their liver and possibly cancer of the liver. Several brands of recombinant and cell-cultured interferon have been approved by various regulatory agencies worldwide for the treatment of hepatitis C, including three recombinant products in the United States. See "Business -- ALFERON N Injection -Competition." However, reports have indicated that many patients either do not respond to treatment with the recombinant products or relapse after treatment. The Company has conducted three multi-centers, randomized, open-label, dose ranging Phase 2 clinical trials utilizing ALFERON N Injection with patients chronically infected with HCV. The objective of the Company's HCV clinical studies was to compare the safety and Efficacy of different doses of Natural Alpha Interferon injected subcutaneously in naive (previously untreated), refractory (unsuccessfully treated with recombinant interferon), and relapsing (initially responded to recombinant interferon but later relapsed) patients.

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

     After meeting with the FDA, the Company commenced in the second quarter of 1996 a Phase 3 multi-center, randomized, controlled clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in naive chronic hepatitis C patients. The trial was conducted at 26 sites located in the United states and Canada and a total of 321 people were treated. The trial consisted of a 24-week treatment phase and 24-week follow-up and also included an interim analysis after approximately one-half of the enrolled patients completed the treatment and follow-up phases.

     On April 2, 1998, the Company announced it had completed the interim analysis of the results for approximately half of the enrolled patients. If the results of the interim analysis had demonstrated at a very high level of statistical significance that ALFERON N Injection is effective, the Company intended to seek FDA approval while continuing to follow the other enrolled patients. However, while the efficacy analysis indicated that ALFERON N
Injection and the control treatment (an approved therapy) appeared to yield similar results, the study protocol required a showing of superiority in order to meet the criteria for statistical significance in the interim analysis. Therefore the Company did not seek FDA approval based on the interim analysis. The Phase 3 study was completed in 1998. The Company recently completed the final analysis of the data and in March, 1999, requested a meeting with the FDA to determine the acceptability of the results for filing purposes. If the FDA grants this request, the Company anticipates that this meeting will occur in the second quarter of 1999. If the FDA determines that the results appear to be acceptable for filing purposes, the Company intends to seek FDA approval in the second quarter of 1999. However, there can be no assurance that FDA approval will be obtained for this use or, even if obtained, that the use of ALFERON N Injection for the treatment of patients with hepatitis C will be commercially successful or will produce significant revenues or profits for the Company.

     HIV and Hepatitis C Co-Infected Patients. In December 1997, patient enrollment commenced in a Phase 2 multi-center, open label clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in-patients co-infected with HIV and HCV. The trial consists of a 24-week treatment phase, with an option to extend treatment an additional 24 weeks if certain response criteria are met and a 24-week follow-up phase. Two groups of patients with chronic hepatitis C are being studied - one with significant HIV viral levels and the other with low or undetectable levels. The patients' HIV and HCV viral levels are being evaluated throughout the treatment and follow-up phases. It is estimated that approximately 10% of HIV-infected patients are co-infected with HCV.

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

     In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting MS. However, reports in the scientific literature and elsewhere have indicated that the significant adverse reactions associated with the treatments may limit their usefulness for a subset of patients. In addition, Copaxone(R), a non-interferon product was recently approved by the FDA to treat relapsing-remitting multiple sclerosis. Based in part on encouraging anecdotal reports on the use of ALFERON N Injection in MS patients, the Company would like to conduct a clinical trial in order to investigate the potential use of ALFERON N Injection for the treatment of MS. However, the timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

     Marketing and Distribution. The Company completed the reacquisition of marketing and distribution rights for ALFERON N Injection from The Purdue Frederick Company ("Purdue") in May 1996. The Company believes that the reacquisition of marketing provides it with greater flexibility and control over the distribution of ALFERON N Injection, although the Company does not have its own sales force. Since the reacquisition, the Company has focused its efforts in the United States on making additional sales to existing customers. In June 1998, the Company entered into an agreement appointing Integrated Commercialization Solutions, Inc. ("ICS"), a subsidiary of Bergen Brunswig Corporation, and the sole United States distributor of ALFERON N Injection.
Pursuant to such agreement, ICS will also provide clinical and product information, reimbursement information and services, and management of patient assistance services.

     In 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm GmbH ("Cell Pharm"). Cell Pharm, headquartered in Hanover, Germany, is a privately owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on June 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices. In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling ALFERON N Injection at a price higher than a specified price. Cell Pharm is required to maintain active and efficient sales and customer service organization with adequately trained personnel for marketing and selling ALFERON N Injection. Cell Pharm represents to the Company that it has obtained, and Cell Pharm agrees to maintain in effect, all registrations, approvals, and consents from governments in Germany as are necessary to permit or facilitate the lawful handling, promotion, and resale of ALFERON N Injection in Germany. Cell Pharm has informed the Company that it intends to market ALFERON N Injection under the trade name Cytoferon(TM), pursuant to Cell Pharm's existing regulatory approval to market Cytoferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

     In February 1994, the Company entered into an exclusive distribution agreement for ALFERON N Injection in Mexico with Industria Farmaceutica Andromaco, S.A. de C.V. ("Andromaco"), a privately-held pharmaceutical company headquartered in Mexico City which specializes in oncology and immunology products. Pursuant to the agreement, Andromaco obtained approval from the Mexican regulatory authorities to sell ALFERON N Injection for the treatment of genital warts, which is marketed under the trade name ALTEMOL(R). The agreement establishes performance milestones for the maintenance of distribution rights by Andromaco in Mexico. In addition, the Company has a buy-out option to reacquire the marketing and distribution rights in Mexico under certain terms and conditions. To date, sales of Alferon N Injection to Andromaco have been insignificant.

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

     A number of synthetic antiviral compounds have been approved in the United States and certain foreign countries for the treatment, primarily in combination therapy, of HIV infection and AIDS. Shown in Table 1 below are the drugs which are currently approved in the United States for the treatment of patients infected with HIV.


        Table 1: HIV Antiretroviral Drugs Approved in The United States


    Class of Drug            Brand Name      Generic Name               Manufacturer
------------------------------------------------------------------------------------

Nuceleoside Reverse          Combivir(R)     Zidovudine + Lamivudine    Glaxo Wellcome
Transcriptase Inhibitors     Epivir(R)       Lamivudine                 Glaxo Wellcome
                             Hivid(R)        Zalcitabine                Hoffmann-La Roche
                             Retrovir(R)     Zidovudine                 Glaxo Wellcome
                             Videx(R)        Didanosine                 Bristol-Myers Squibb
                             Zerit(R)        Stavudine                  Bristol-Myers Squibb
                             Ziagen(R)       Abacavir                   Glaxo Wellcome
Non-Nucleoside Reverse       Rescriptor(R)   Delavirdine                Pharmacia & Upjohn
Transcriptase Inhibitors     Viramune(R)     Nevirapine                 Boehringer Ingelheim
                             Sustiva(R)      Efavirenz                  DuPont-Merck
Protease Inhibitors          Crixivan(R)     Indinavir                  Merck & Co.
                             Invirase(R)     Saquinavir                 Hoffmann-La Roche
                             Fortovase(R)    Saquinavir                 Hoffmann-La Roche
                             Norvir(R)       Ritonavir                  Abbott Laboratories
                             Viracept(R)     Nelfinavir                 Agouron Pharmaceuticals


     Schering's recombinant interferon product is already approved for the treatment of hepatitis C and hepatitis B in the United States and other markets, as well as for many other medical uses. Roche Pharmaceuticals's recombinant interferon product has been approved for the treatment of hepatitis C in the United States and for other medical uses in the United States and in foreign countries. In addition, Amgen Inc.'s recombinant interferon, Infergen(R), also known as consensus interferon product, is approved for the treatment of hepatitis C in the United States.

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

ALFERON N Gel

     ALFERON N Gel is a topical, Natural Alpha Interferon preparation, which the Company has developed and believes, has potential in the treatment of cervical dysplasia, intravaginal warts, and mucocutaneous and genital herpes.

     Clinical Trials. The Company has completed one clinical trial, has commenced one clinical trial, and may conduct other clinical trials for its ALFERON N Gel formulation to develop applications and obtain initial approvals for such products.

     Cervical Dysplasia and Intravaginal Warts. Affecting approximately 500,000 to one million women each year in the United States alone, cervical dysplasia, or abnormal cervical cells, has been identified as a potential precursor to cervical cancer. Cervical cancer strikes approximately 13,000 women in the United States each year, causing 5,000 deaths, and is responsible for more than half a million deaths worldwide. Cervical dysplasia is caused by certain strains of the human papillomavirus ("HPV"), the same family of viruses that causes genital warts. The Company has completed a small Phase 2 dose-ranging study using ALFERON N Gel at the Columbia-Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Pap smears, identification tests for the presence of virus, and cervical biopsies indicated that ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia in the majority of patients who completed the treatment course. In addition, an investigator-sponsored, Phase 2 randomized, placebo-controlled, double-blind, parallel group clinical study to investigate the potential use of ALFERON N Gel for the treatment of intravaginal warts (which are also caused by the HPV) is currently in progress. However, patient recruitment has been very slow and the addition of a second site is being considered.

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

     ALFERON N Gel may also be of benefit to immunocompromised patients with mucocutaneous herpes. Patients with this form of herpes suffer from persistent skin lesions, which have become resistant to existing therapies. The Company will not start clinical trials for this indication unless additional funding or a sponsor is secured.

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

Patents

     In 1996, the Company was issued a United States patent, comprised of 15 claims, for Natural Alpha Interferon. The two major claims are for (i) a highly purified Natural Alpha Interferon composition produced from human peripheral blood leukocytes and (ii) an improved method to produce this composition. The issuance of this patent gives the Company protection for the manufacture, use, and sale of its Natural Alpha Interferon product in the United States and prevents a competitor from producing or using equivalent products derived from human peripheral blood leukocytes. Patent applications have also been filed in selected foreign countries. In the fourth quarter of 1997, the Company was issued a second United States patent, which broadens the scope of the first one to cover certain individual or mixtures of alpha interferon species present in Natural Alpha Interferon.

     Also in 1996, the Company was issued a United States patent, comprised of four claims that will expand the Company's portfolio on overall technologies in the interferon field. The biological activities of interferon take place when the interferon binds to Type 1-interferon receptor proteins, which are present in various human cells. The major claim is the composition claim for an interferon receptor protein specifically binding alpha and beta, but not gamma, interferon. The receptor, which is isolated from a cancerous cell line, binds both natural and recombinant alpha interferons and is a variant form of the human interferon receptor (Type 1) which has been found in some cases of acute leukemia. The claimed receptor protein could be used to produce anti-receptor antibodies that may have potential use in diagnostic testing for tumors or cancers which have an abnormal number of receptors. The claimed receptor protein may also have potential use as a therapeutic agent for those diseases, which have aberrant production of interferon, by binding to and neutralizing the excess interferon.

     The United States patent and Trademark Office has also issued two patents to the Company, which disclose and claim topical interferon preparations. The patents encompass interferon preparations for the topical delivery of one or more interferons to the site of a disease which responds therapeutically to interferon, and a system for delivering interferon topically which prevents oxidation of the protein. The inventions specifically encompass the topical treatment for treating viral diseases, such as herpes genitalis, with alpha interferon. The Company has various other issued patents and patent applications pending in the field of biotechnology, purification processes, and therapeutics.

Licenses and Royalty Obligations

     F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche, Inc. (collectively, "Hoffmann") have been issued patents covering human alpha interferon in many countries throughout the world. As of March 31, 1995, the Company obtained a non-exclusive perpetual license from Hoffmann (the "Hoffmann Agreement") which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann, any formulation of Natural Alpha Interferon. The Hoffmann Agreement replaced a 1988 non-exclusive license which, as amended, granted the Company the right to make, use, and sell in the United States, without a potential patent infringement claim from Hoffmann, injectable formulations of Natural Alpha Interferon for the treatment of genital warts or patients with diseases refractory to recombinant interferon therapy. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann, which consent cannot be unreasonably withheld.

     Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. The Hoffmann Agreement can be terminated by the Company on 30 days' notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. Accordingly, the Company would not be permitted to market any formulation of alpha interferon in such country.

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

     The Company will be obligated to pay Amarillo royalties of 10% on the sales of Natural Alpha Interferon products using Amarillo's patented technology as determined under the Amarillo Agreement. In addition, the Company is a party to certain license agreements, including the Hoffmann Agreement, pursuant to which it is obligated to pay royalties based upon commercial exploitation of ALFERON N Gel and ALFERON LDO. Under the terms of such license agreements, the Company would pay royalties of up to 13.5% and 19.5% of net sales of ALFERON N Gel and ALFERON LDO, respectively. To date, no sales of these products have occurred, therefore, no royalty payments have been made.

     In addition, the Company agreed to pay GP Strategies Corporation ("GP Strategies"), formerly named National Patent Development Corporation, a royalty of $1 million in connection with the acquisition of certain intellectual property and technology rights from GP Strategies. Such amount is payable if and when the Company generates income before taxes, limited to 25% of such income before income taxes per year until the amount is paid in full. To date, the Company has not generated income before taxes and therefore has not paid royalties to GP Strategies.

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

     Each facility, in which products are produced and packaged, whether operated by the Company or a third party, must meet the FDA's standards for current good manufacturing practices and must also be approved prior to marketing any product produced or packaged in such facility. Any significant change in the production process which may be commercially required, including changes in sources of certain raw materials, or any change in the location of the production facilities will also require FDA approval. To the extent a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive FDA approval for the other entity's participation in the manufacturing process. The Company has entered into an agreement with Abbott, pursuant to which Abbott formulates and packages ALFERON N Injection. The Company presently has a biologic establishment license for the facilities in which it produces ALFERON N Injection, which includes the facilities in which Abbott formulates and packages ALFERON N Injection. In addition, FDA approval would have to be obtained if the Company should choose to use an outside formulator and/or packager for ALFERON N Gel or ALFERON LDO.

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

Research Staff and Employees

     As of April 6, 1999, the Company had approximately 54 full-time employees, of whom 9 hold Ph.D. degrees, 1 holds an M.D. degree and 24 hold other degrees in scientific or technical fields. Of such employees, approximately 13 were engaged in research and product development, 17 were engaged in quality control, regulatory and quality assurance and product and process improvement for manufacturing, 10 were engaged in engineering and maintenance, 6 were engaged in medical affairs and the remainder were general and administrative personnel.

Research and Development

     During the fiscal years ended December 31, 1998, 1997, and 1996, the Company expended approximately $8.9 million, $11.9 million, and $6.4 million, respectively for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs.

Executive Officers of the Registrant

     The following table sets forth the names of the principal executive officers of the Company as of March 15, 1999 and their positions with the Company. The principal business experience of the executive officers for the last five years is also described below.



Name                              Age         Position
----                              ---         --------

Samuel H. Ronel, Ph.D             62          Chairman of the Board

Lawrence M. Gordon                45          Chief Executive Officer and a
                                              Director

Stanley G. Schutzbank, Ph.D.      53          President and a Director

Donald W. Anderson                49          Controller (Principal
                                              Accounting and Financial
                                              Officer) and Secretary

Deborah Lynch                     40          Vice President, Regulatory
                                              Affairs and Quality

Mei-June Liao, Ph.D.              47          Vice President, Research and
                                              Development

James R. Knill, M.D.              66          Vice President, Medical Affairs

Robert P. Hansen                  55          Vice President, Manufacturing

     Samuel H. Ronel,  Ph.D.  has been Chairman of the Board since February 1997 and was Vice  Chairman  of the Board  from  January  1996 to  February  1997 and
President,  Chief Executive Officer,  and a director of the Company from 1981 to
January 1996. He was  responsible  for the interferon  research and  development program since its inception in 1979.  Dr. Ronel joined GP Strategies in 1970 and served as the Vice President of Research and Development of GP Strategies and as
the President of Hydro Med Sciences,  a division of GP Strategies,  from 1976 to
September   1996.   Dr.  Ronel  served  as  President  of  the   Association  of
Biotechnology  Companies,  an  international  organization  representing  United
States and foreign  biotechnology firms, from 1986-88 and has served as a member of its Board of  Directors  until  1993.  Dr.  Ronel was elected to the Board of
Directors of the  Biotechnology  Industry  Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997.

     Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to
January 1996,  General Counsel of the Company from 1984 to January 1996.

     Stanley G.  Schutzbank,  Ph.D.  has been  President  of the  Company  since
January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989.
Dr. Schutzbank joined GP Strategies in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of GP Strategies from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September
1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco
Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In
September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of the Regulatory Affairs
Professionals Society.

     Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. He was an officer of various subsidiaries of GP Strategies from 1976 to September 1996.

     Deborah Lynch has been Vice President, Regulatory Affairs and Quality of the Company since November 1998. She served as a Director of Regulatory Affairs since 1994, and held positions of increasing responsibility in Manufacturing, Quality Assurance and Regulatory Affairs since 1981.

     Mei-June Liao,  Ph.D. has been Vice President,  Research and Development of the  Company  since  March  1995.  She has  served  as a  Director,  Research  &
Development  since 1987, and held senior  positions in the Company's  Research &
Development  Department  since  1983.  Dr.  Liao  received  her Ph.D.  from Yale
University   and  completed  a  three-year   postdoctoral   appointment  at  the
Massachusetts  Institute of Technology  under the direction of Nobel Laureate in
Medicine,  Professor H. Gobind  Khorana.  Dr. Liao has authored many  scientific publications and invention disclosures.

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

     The Company owns two freestanding buildings comprising approximately 44,000 square feet and leases another 10,000 square feet, all of which is located in New Brunswick, New Jersey. The Company uses the facilities for staff offices, for the production and purification of interferon, for quality control and research activities, and for the storage of raw, in process and finished materials.

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




                                     PART II



Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol IFSC. Effective June 17,
1997,  the trading market for the Common Stock was changed from the NASDAQ Small
Cap Market to the NASDAQ National Market System. The following table sets forth for each period indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ Small Cap Market through June 16, 1997 and on the NASDAQ
National Market System commencing June 17, 1997. On April 13, 1999, the Company was advised by NASDAQ that the Company's Common Stock was being delisted for failure to maintain certain listing requirements. As a result of being delisted from NASDAQ, the Common Stock will trade on the OTC Bulletin Board.

     All prices have been adjusted for a one-for-four reverse stock split that became effective as of March 21, 1997 and for a one-for-five reverse stock split that became effective as of January 6, 1999.



                             1 9 9 8                        1 9 9 7
                            ------------                    -----------

Quarter                 High          Low               High          Low
-------                 ----          ---               ----          ---
First.......          $ 46 7/8     $ 18 29/32        $  55         $  26 7/8
Second....              35 15/16      4 17/32           48 1/8        22 1/2
Third......              6 1/4        2  1/2            47 1/2        30
Fourth.....              8 3/4        1 13/32           55 15/16      37 1/2




     As of April 5, 1999, the Company had 168 stockholders of record.

     The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.

Item 6.  Selected Financial Data
(Thousands of dollars except per share data)




                                                Year Ended December 31,
                                    1998         1997       1996      1995      1994
                                    ----         ----       ----      ----      ----

Revenues                         $  2,007     $  2,956    $ 2,092   $ 1,296  $ 1,166
Research and development
  costs, net                        8,655       11,864      6,400     3,726    5,196

General and administrative
  expense                           4,570        4,389      3,405     1,940    4,974

Loss from operations*             (20,841)     (22,410)   (12,426)   (7,447) (11,782)
Interest income (expense), net        253          670        441        75     (295)

Net loss*                         (21,325)     (21,740)   (11,986)   (7,372) (12,078)
Basic and diluted loss per
   share of common stock**          (6.67)       (8.15)     (5.98)    (5.55)  (12.35)

Dividends                            NONE        NONE        NONE      NONE      NONE



----------------------------------
[FN]

     *The Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements).

     **All Periods have been restated to reflect the effect of the one-for-four reverse stock split that became effective as of March 21, 1997 and for the one-for-five reverse stock split that became effective as of January 6, 1999 (see Note 12 to the Consolidated Financial Statements).



                                                        December 31,
                                   1998          1997       1996      1995      1994
                                   ----          ----       ----      ----      ----

Total assets                     $ 6,599       $24,153    $27,743   $13,953   $8,182

Current maturities of
  long-term debt                    --           --         --        --         409

Long-term debt, net of
  current maturities                --           --         --        --          --

Common Stock subject to
  repurchase commitment             --           --         --        --       2,730

Working capital (deficiency)      (1,889)       14,529     19,929     7,062     (782)

Stockholders' equity               2,103        20,214     25,374    12,827    2,979



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since January 1981, the Company has been primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Andromaco, and in Germany by Cell Pharm, the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications. The future revenues and profitability of, and availability of capital for, biotechnology companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. The Company has limited financial resources with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either
(i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. The Company has primarily financed its operations to date through private placements and public offerings of the Company's securities. This may be more difficult in the future in light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients. See "Business - ALFERON N Injection - Clinical Trials for New Indications."

     All per share amounts have been adjusted for a one-for-four reverse stock split that became effective as of March 21, 1997 and for a one-for-five reverse stock split that became effective as of January 6, 1999.

Liquidity and Capital Resources

     As of April 6, 1999, the Company had an aggregate of $77,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments. In addition, the Company also had approximately $500,000 in accounts receivable generated from sales of ALFERON N Injection which the Company expects to be collected within the next 30 to 45 days.

     The Company intends to participate in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which when effective will allow certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. The Company has submitted an application to the New Jersey Economic Development Authority (the "EDA") to participate in the Program. If the Company's application is approved, the EDA will then issue a certificate certifying the Company's eligibility to participate in the Program and the amount of New Jersey net operating loss carryovers the Company has available to transfer. Since New Jersey law provides that net operating losses can be carried over for up to seven years, the Company will be able to transfer its New Jersey net operating losses from the last seven years. The Company estimates that, as of January 1,1999, it had approximately $85 million of unused New Jersey net operating loss carryovers available for transfer under the Program. The Program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. Applying the maximum New Jersey corporate income tax rate of 9% and the minimum statutory transfer price of 75%, such unused New Jersey net operating loss carryovers would have a value of at least $5.73 million. This assumes that (i) the EDA certifies the Company's eligibility to participate in the Program and that the Company has at least $5.73 million of available unused New Jersey net operating loss carryovers and (ii) the Company is able to find a purchaser for all of its available unused New Jersey net operating loss carryovers, as to which there can be no assurance. In addition, the administrative procedures for participation in the Program have not yet been finalized by the EDA, and the Company is unable to predict how such procedures may affect the amount or timing of any benefit the Company may receive from participating in the Program.

     The Company requires substantial funds to conduct research and development and pre-clinical and clinical testing and to market its products. For the year ended December 31, 1998, the cash utilized by the Company's operations was approximately $14.1 million.

     The Company has obtained human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the American Red Cross (the "Red Cross") pursuant to a supply agreement dated April 1, 1997 (the "Supply Agreement"). In addition, the Company will not need more human white blood cells until such time as production of ALFERON N Injection is resumed, and has not purchased any since April 1, 1998. Under the terms of the Supply Agreement, the Company was obligated to purchase a minimum amount of human white blood cells each month through March 1999 (the "Minimum Purchase Commitment"), with an aggregate Minimum Purchase Commitment during the period from April 1998 through March 1999 of in excess of $3,000,000. As of November 23, 1998, the Company owed the Red Cross approximately $1.46 million plus interest at the rate of 6% annum accruing from April 1, 1998 (the "Red Cross Liability") for white blood cells purchased pursuant to the Supply Agreement.

     In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross Liability and to issue to the Red Cross 300,000 shares of Common Stock (with a market value of $1,171,875 at December 4, 1998)and additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1,1998 and any then existing breaches of the Minimum Purchase Commitment wold be waived. In January 1999 the Company granted the Red Cross a security interest in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability, until June 30, 1999.

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company has recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price from November 23, 1998 to December 31, 1998, an adjustment for $525,000 has been recorded with a corresponding charge to operations.

     In an agreement dated March 25, 1999,  GP  Strategies   Corporation   ("GP
Strategies") agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies
(i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Debt has been repaid, and (iii)a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to allow a designee of GP Strategies to attend any meeting with the FDA with respect to approval of ALFERON N Injection for the treatment of hepatitis C and to issue GP Strategies 500,000 shares of Common Stock and five-year options to purchase 500,000 shares of Common Stock at a price of $1 per share. The Company also agreed not to increase its payroll during the term of the GP Strategies debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note matures on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, the Company has negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross has agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien.

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

     The Company anticipates that the cash that will be utilized by the Company's operations in 1999 will be significantly less than in 1998 as a result of the discontinuance in 1998 of manufacturing, the conclusion in 1998 of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, and certain other cost reductions (including the layoff of 30 people) instituted in 1998 and early 1999 by the Company. Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately May 31, 1999. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated April 15, 1999 on the Company's consolidated financial statements ended December 31, 1998 notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

     On April 13,  1999,  the Company  was advised by NASDAQ that the  Company's
Common Stock was being delisted for failure to maintain certain listing requirements. As a result of being delisted from NASDAQ, the Common Stock will trade on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

     During 1998, the Company received net proceeds of approximately $2.0 million from the sale of 960,000 shares of common stock, in order to fund the Company's working capital.

     During 1997, the Company received net proceeds of approximately $16.4 million from public and private stock offerings, primarily to institutional investors, of the Company's common stock, in order to fund the Company's working capital.


     On December 24, 1996, the Company sold in a private placement (the "December 1996 Private Placement") 280,750 shares of Common Stock at a price of $32.50 per share. The $9,124,375 of proceeds from such sale (less expenses of $61,300 excluding the impact of shares of common stock and warrants issued to the placement agent as additional compensation) were used (i) to increase the Company's inventory of ALFERON N Injection, (ii) to fund the Company's clinical programs, and (iii) to increase the Company's marketing and sales capabilities.

     On May 2, 1996, the Company completed the sale of 400,000 shares of Common Stock for an aggregate of $16,000,000 (the "May 1996 Offering"). Of the net proceeds of $14,453,000 from the May 1996 Offering, the Company used an aggregate of $3,760,012 to pay Purdue, approximately $6,000,000 for research, product development and clinical trials of the Company's products and the balance for working capital and general corporate purposes.

Results of Operations

Year Ended December 31, 1998 Versus Year Ended December 31,1997

     For the year ended December 31, 1998 (the "1998 Period"), the Company's revenues of $2,007,007 included $1,930,657 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $2,955,802 for the year ended December 31, 1997 (the "1997 Period") included $2,927,585 from the sale of ALFERON N Injection and the balance from sales of research products. Cost of goods sold and idle production costs totaled $6,533,462 and $1,857,959 for the 1998 Period and 1997 Period, respectively. Idle production costs in the 1998 Period primarily represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. There were no idle production costs in the 1997 Period.

     In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, under the administration of ICS, at which time revenues are recognized by the Company. In the 1998 Period, ASD and the Company sold to wholesalers and other customers in the United States 17,634 vials of ALFERON N Injection, compared to 17,040 vials sold by ASD and the Company during the 1997 Period. Notwithstanding the slight increase in vials sold, the Company's revenues from the sale of ALFERON N Injection decreased by $996,928, a 34.1% decline, in the 1998 Period compared to the 1997 Period. This decrease was due primarily to (i) ASD's sales in the 1998 Period were primarily from ASD's inventory (and therefore had been accounted for as revenues by the Company in 1997), (ii) the Company's revenues in the 1997 Period included sales to ASD for its inventory, and (iii) a decrease in foreign sales in the 1998 Period.

     In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-downs were the result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period beginning January 1, 1998 and based on historical sales levels). As a result, during the three months ended March 31, 1998, the Company recorded an inventory write-off of $3,089,841 in addition to the $7,254,710 inventory write-down, which was recorded at December 31, 1997. As of December 31, 1998, the Company estimates that the remaining inventory value represents product to be sold within a one-year period.

     Research  and  development  expenses  during the 1998 Period of  $8,654,888 decreased by $3,209,099 from $11,863,987 for the 1997 Period, principally because the Company has nearly concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The Company received $29,375 and $234,996, respectively, as rental income from GP Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the 1998 Period were $4,569,608 as compared to $4,389,025 for the 1997 Period. The increase of $180,583 was principally due to increases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $120,000 for both the 1998 and 1997 Period. In addition, for the 1997 Period, payments to GP Strategies for services provided to the Company by GP Strategies personnel amounted to $135,000. For the 1998 Period, receipts from GP Strategies for services provided to GP Strategies by Company personnel amounted to $25,000.

     On February 5, 1998, the Company completed the sale of 7,500 shares of Series A Convertible Preferred Stock to an institutional investor for an aggregate amount of $7,500,000. The $7,179,000 of net proceeds were expected to augment the Company's working capital while awaiting the results of the two Phase 3 clinical trials of ALFERON N Injection for the treatment of HIV-infected and hepatitis C patients. After considering the reaction of the Company's stockholders to the issuance and the negative impact the issuance apparently had on the Company's market capitalization, the Board of Directors determined on February 13, 1998 to exercise an option to repurchase the shares of Convertible Preferred Stock for $7,894,737 (plus accrued dividends). The net loss to the Company on the repurchase of the Preferred Stock amounted to $737,037.

     Interest income for the 1998 Period was $252,528 as compared to $670,199 for the 1997 Period. The decrease of $417,671 was due to less funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $21,325,301 and $21,739,680 for the 1998 Period and 1997 Period, respectively.

Year Ended December 31, 1997 versus Year Ended December 31, 1996

     For the year ended December 31, 1997, the Company's revenues of $2,955,802 included $2,927,585 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $2,091,907 for the year ended December 31, 1996 (the "1996 Period") included $1,939,595 from the sale of ALFERON N Injection and the balance from sales of research products and revenues resulting from the cancellation of a prior commitment to purchase ALFERON N Injection. There were no sales to Purdue during the 1996 Period because the Company was negotiating the reacquisition of United States and Canadian marketing rights from Purdue and Purdue had adequate inventory from which to make sales pending the consummation of such reacquisition, which took place during May 1996. Cost of goods sold and excess/idle production costs totalled $1,857,959 and $1,399,610 for the 1997 Period and 1996 Period, respectively. In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period based on historical sales levels). As a result, a provision for excess inventory was established in 1997 for $7,254,710. Substantially all of the of the inventory which was sold during the 1996 Period had previously been written-down to its then net realizable value. Excess/idle production costs in the 1996 Period represented current production costs in excess of the estimated net realizable value of the inventory produced.

     Research and development expenses during the 1997 Period of $11,863,987 increased by $5,463,674 from $6,400,313 for the 1996 Period, principally because the Company continued to intensify its level of clinical research on ALFERON N Injection. The Company received $234,996 and $258,984 during the 1997 Period and 1996 Period, respectively, as rental income from GP Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the 1997 Period were $4,389,025 as compared to $3,404,578 (which includes non-recurring compensation expenses of approximately $768,000) for the 1996 Period. The increase in the 1997 Period was principally due to increases in marketing expenses of approximately $900,000 and, to a lesser extent increases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $120,000 for each of the 1997 Period and 1996 Period. In addition, for the 1997 Period and 1996 Period, the Company reimbursed GP Strategies zero and $195,000, respectively, for expenses paid by GP Strategies on behalf of the Company. For the 1997 Period and 1996 Period, payments to GP Strategies for the services provided to the Company by GP Strategies personnel amounted to $135,000 and $154,758, respectively. For the 1997 Period and 1996 Period, receipts from GP Strategies for the services provided to GP Strategies by Company personnel amounted to zero and $351,759, respectively.

     The $3,313,705 cost of reacquisition of marketing rights from Purdue was charged to expense in the second quarter of 1996.

     Interest income for the 1997 Period was $670,199 as compared to $440,755 for the 1996 Period. The increase of $229,444 was due to more funds available for investment in the 1997 Period.

     As a result of the foregoing, the Company incurred net losses of $21,739,680 and $11,985,544 for the 1997 Period and 1996 Period, respectively.

Recent Accounting Developments

     The  Financial   Accounting  Standards  Board  ("FASB")  issued  Accounting
Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has adopted this Statement and has no other comprehensive income, therefore comprehensive income is the same as net income (loss).

     In addition, in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. As of January 1, 1998, the Company adopted SFAS 131, however, as the Company operates as one business segment the adoption of this Statement has minimal impact on disclosure and has no effect on the Company's financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivatives as either assets or liabilities in the activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Going forward, the Company is still evaluating its position with respect to the use of derivative instruments.

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

     The Company has developed an informal plan to address Year 2000 concerns. The first phase, which the Company has completed was to inventory the IT systems and non-IT systems of the Company, determine which systems were not Year 2000 compliant or Year 2000 compatible, and, among any systems that were not Year 2000 compliant or Year 2000 compatible, distinguish "critical" systems from "non-critical" systems. Based upon the results of the tests which the Company has conducted, the Company believes that the IT systems utilized by its accounting department and the IT systems and non-IT systems utilized in the production of Alferon N Injection are Year 2000 compliant. The second phase, which the Company expects to complete by July 1999, is to remediate or replace critical IT and non-IT systems that are non-compliant or not compatible and then test such remediated or replaced systems.

     Based on current information, the Company believes the Year 2000 issue will not have a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows. The Company believes, based on preliminary information, that the costs to address the Company's Year 2000 issues will not be material, although there can be no assurance that this will be the case, or that the Company will have sufficient financial resources to remediate. There can be no assurance that the Year 2000 remediation by the Company or third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, results of operations, and its financial condition.

     The Company has not completed its assessment of the reasonably likely worst case scenario of Non-IT Systems and/or IT Systems failures and related consequences. However, the Company is in the process of preparing specific Year 2000 contingency plans to mitigate the potential impact of such failures. The Company's contingency plans, which will be based in part on the assessment of the magnitude and probability of potential risks, will primarily focus on steps to prevent Year 2000 failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. Development of the Year 2000 contingency plans is expected to be substantially complete by the end of September 1999.

     The Company's operations may also be impacted in the event third parties with whom the Company conducts significant business experience disruptions due to Year 2000 problems. These third parties include vendors, suppliers, distributors, clinical researchers, contract manufacturers, research partners, utility companies, financial institutions, and government agencies. Prior to the end of the second quarter of 1999, the Company intends to initiate communications with these third parties to assess their state of readiness. The Company currently believes that the most reasonably likely worst case scenario concerning the Year 2000 involves potential business disruption among these third parties. The Company could be materially adversely affected if any of these third parties experience business disruption due to a Year 2000 problem. While the Company intends to develop contingency plans to address potential business disruptions at these third parties, there can be no assurance that it will be able to do so and it is unlikely that any contingency plan will be able to fully mitigate the impact of significant business disruptions among these third parties.

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

Item 8.  Financial Statements and Supplementary Data



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----

Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Operations - Years ended
      December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders'
      Equity - Years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended
      December 31, 1998, 1997 and 1996


Notes to Consolidated Financial Statements

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


KPMG LLP


New York, New York
April 15, 1999


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                        ------------
                                                   1998              1997
                                                   ----              ----
ASSETS
Current assets
  Cash and cash equivalents                     $ 1,170,861       $ 14,059,283
  Accounts and other receivables                    689,511            989,458
  Inventories, net of reserves of
      $10,344,551 and $7,254,710                    709,784          3,332,653
  Receivables from GP Strategies                                        21,904
  Prepaid expenses and other current assets          36,511             65,353
                                                -------------      ------------
Total current assets                              2,606,667         18,468,651
                                                -------------      ------------
Property, plant and equipment, at cost
  Land                                              140,650            140,650
  Buildings and improvements                      7,702,825          7,684,269
  Equipment                                       4,928,298          5,671,836
                                                --------------     ------------
                                                 12,771,773         13,496,755

Less accumulated depreciation                    (9,130,248)        (8,266,892)
                                                ------------       ------------
                                                  3,641,525          5,229,863
                                                ------------       ------------
Patent costs, net of accumulated amortization
  of $270,856 and $240,199                          250,305            280,962
Other assets                                        100,150            173,900
                                                ------------       ------------
                                                $ 6,598,647       $ 24,153,376
                                                ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $ 4,149,666       $  3,552,182
  Accrued expenses                                  236,641            387,554
  Amount due GP Strategies                          108,943
                                                -------------     -------------
Total current liabilities                         4,495,250          3,939,736
                                                -------------     -------------
Commitments

Stockholders' equity
  Preferred stock, par value $.01 per share;
  authorized - 5,000,000 shares; none
  issued and outstanding
  Common stock, par value $.01 per share; authorized
   - 55,000,000 shares; issued and outstanding
   - 4,360,808 and 3,042,081 shares                  43,608             30,421
  Capital in excess of par value                127,933,885        124,068,014
  Accumulated deficit                          (125,210,096)      (103,884,795)
  Settlement shares                                (664,000)
                                                --------------    -------------
Total stockholders' equity                        2,103,397         20,213,640
                                                --------------    -------------
                                              $   6,598,647       $ 24,153,376
                                                =============     =============


The accompanying notes are an integral part of these consolidated financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                 1998          1997             1996
                                               --------       --------         -------

Revenues

ALFERON N Injection                          $  1,930,657   $  2,927,585    $  1,939,595
Research products and other
  revenues                                         76,350         28,217         152,312
                                              ------------   ------------    ------------
Total revenues                                  2,007,007      2,955,802       2,091,907
                                              ------------   ------------    ------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                              6,533,462      1,857,959       1,399,610
Provision for excess inventory                  3,089,841      7,254,710
Research and development, net                   8,654,888     11,863,987       6,400,313
General and administrative                      4,569,608      4,389,025       3,404,578
Cost of reacquisition of marketing rights                                      3,313,705
                                              ------------   -------------   ------------
Total costs and expenses                       22,847,799     25,365,681      14,518,206
                                              ------------   -------------   ------------
Loss from operations                          (20,840,792)   (22,409,879)    (12,426,299)

Interest income                                   252,528        670,199         440,755
Loss on repurchase of preferred stock            (737,037)
                                              -------------  -------------   ------------
Net loss                                     $(21,325,301)  $(21,739,680)   $(11,985,544)
                                              =============  =============   ============
Basic and diluted
  loss per share                             $      (6.67)  $      (8.15)   $      (5.98)
                                              =============  =============   ============
Weighted average number of
shares outstanding                              3,199,396      2,668,352       2,003,123
                                              =============  =============   ============






The accompanying notes are an integral part of these consolidated financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                        Capital in                    Total
                                    Preferred Stoc      Common Stock       excess of     Accumulated   Settlement  Stockholders'
                                   Shares   Amount   Shares     Amount    par value       deficit        Shares       equity
                                   ---------------  ------------------   ------------  --------------  ----------  -------------

Bal. at December 31, 1995                $          1,722,439  $ 17,224   $ 82,969,123  $ (70,159,571)  $           $ 12,826,776
Net proceeds from
  public and private
  sale of common stock                                705,163     7,052     23,509,023                                23,516,075
Net proceeds from sale
  of common stock
  to Fujimoto Diagnostics, Inc.                        14,361       143        499,857                                   500,000
Common stock issued
  as compensation                                      13,276       133        516,391                                   516,524
Net loss                                                                                  (11,985,544)               (11,985,544)
                                   ---------------------------------------------------------------------------------------------
Bal. at December 31, 1996                           2,455,239    24,552    107,494,394    (82,145,115)                25,373,831

Net proceeds from sale
 of common stock                                      582,418     5,824     16,429,896                                16,435,720
Purchase of fractional
 shares of common stock
 resulting from reverse
 stock split                                              (21)       -            (633)                                     (633)
Common stock issued
 under Company 401(k) plan                                483         5         22,962                                    22,967
Proceeds from exercise
 of common stock options                                3,962        40        121,395                                   121,435
Net loss                                                                                  (21,739,680)               (21,739,680)
                                   ----------------------------------------------------------------------------------------------
Balance at December 31, 1997                        3,042,081    30,421    124,068,014    (103,884,795)               20,213,640


Net proceeds from the
  sale of common
  and preferred stock               7,500     75      960,000     9,600      9,123,762                                 9,133,437
Repurchase of preferred
 Stock                             (7,500)   (75)                           (7,178,925)                               (7,179,000)
Common stock issued
 as payment against
 negotiated settlement
 and accounts payable                                 330,000     3,300      1,246,794                                 1,250,094
Common stock issued
 as compensation                                        3,238        32        116,865                                   116,897
Common stock issued
 under Company 401(k) plan                             25,489       255        170,978                                   171,233
Compensation paid in
 cash in exchange of
 obligation to issue
 common stock                                                                  386,397                                   386,397
Market value adjustment                                                                                  (664,000)      (664,000)
Net loss                                                                                   (21,325,301)              (21,325,301)
                                   ----------------------------------------------------------------------------------------------
Balance at December 31, 1998                 $      4,360,808  $ 43,608   $127,933,885   $(125,210,096) $(664,000)  $  2,103,397






The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                           1998           1997          1996
                                                         --------       --------       --------

Cash flows from operations:
  Net loss                                            $(21,325,301)  $(21,739,680)  $(11,985,544)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Depreciation and amortization                          894,013        782,802        785,185
    Negotiated settlement, accounts payable,
     compensation and benefits
     paid with common stock                                366,352         22,967        516,524
    Provision for excess inventory                       3,089,841      7,254,710
    Non-cash deferred compensation                         386,397
    Loss on repurchase of preferred stock                  737,037
    Market value adjustment                                515,625
    Provision for impairment of equipment                  803,217
    Change in operating assets
       and liabilities:
    Receivables from GP Strategies                         130,847         60,998        (55,691)
    Inventories                                           (466,972)    (6,258,765)    (3,512,620)
    Accounts and other receivables                         299,947       (756,421)      (185,686)
    Prepaid expenses and other current assets               28,842         96,666        (86,019)
    Accounts payable and accrued expenses                  438,818     1,570,704      1,243,226
                                                    ---------------   ------------  -------------
  Net cash used for operations                         (14,101,337)   (18,966,019)   (13,280,625)
                                                    ---------------   ------------  -------------
Cash flows from investing activities:
  Additions to property, plant and equipment               (78,235)   ( 1,023,175)      (579,404)
  Reductions to other assets                                73,750                       114,801
                                                    ---------------   ------------  ------------
  Net cash used for investing activities                    (4,485)   ( 1,023,175)      (464,603)
                                                    ---------------   ------------  -------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                 1,954,437     16,435,720     24,016,075
  Net proceeds from preferred stock offering             7,179,000
  Repurchase of preferred stock                         (7,916,037)
  Proceeds from exercise of common stock options                          121,435
  Purchase of fractional shares of common stock                              (633)
                                                    ---------------   ------------  -------------
  Net cash provided by financing activities              1,217,400     16,556,522     24,016,075
                                                    ---------------   ------------  -------------
Net (decrease) increase in cash and cash equivalents   (12,888,422)    (3,432,672)    10,270,847

Cash and cash equivalents at beginning of year          14,059,283     17,491,955      7,221,108
                                                    --------------    ------------  -------------
Cash and cash equivalents at end of year            $    1,170,861    $14,059,283    $17,491,955
                                                    ==============    ============  =============




     The accompanying notes are an integral part of these consolidated financial statements

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

     Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha interferon"). The Company's ALFERON(R) N Injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and is being studied for potential use in the treatment of HIV, hepatitis C, and other indications. Alferon N Injection is sold principally in the United States, however, a portion is sold in foreign countries. For the years ended December 31, 1998, 1997 and 1996, domestic sales totaled $1,716,157, $2,613,430 and $1,809,595, respectively, and foreign sales (primarily Germany) totaled $214,500, $314,155 and $130,000, respectively. All identifiable assets are located in the United States. The Company also is studying ALFERON N Gel and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha interferon, for the potential treatment of viral and immune system diseases. (See Note 6).

Note 2.   Summary of Significant Accounting Policies

     Principles of consolidation -- The consolidated financial statements include the operations of the Company and Interferon Sciences Development Corporation ("ISD"), its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

     Statements of cash flows -- For purposes of the statements of cash flows, the Company considers all highly liquid instruments with maturities of three months or less from purchase date to be cash equivalents.

     Property, plant and equipment -- Property, plant and equipment are carried at cost. Major additions and betterments are capitalized while maintenance and repairs, which do not extend the lives of the assets, are expensed.

     Depreciation -- The Company provides for depreciation and amortization of plant and equipment following the straight-line method over the estimated useful lives of such assets as follows:
                                                             Estimated
             Class of Assets                                 Useful Lives
             ---------------                                 ------------

             Buildings and Improvements                      15 to 30 years
             Equipment                                        5 to 10 years

     Intangible assets -- The Company capitalizes costs to obtain and maintain patents and licenses. Patent costs are amortized over 17 years on a straight-line basis. To the extent a patent is determined to be worthless, the related capitalized cost is immediately expensed.

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

     Inventories -- Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost or market on a FIFO basis. The Company's policy is to evaluate all inventory including raw materials, work-in process, and finished goods. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management estimates related to the Company's future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

     Long-Lived Assets -- The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Due to the circumstances described in Note 9, in 1998, the Company has ceased production of finished goods in inventory and continues to hold its long-lived assets for use. In addition, as the Company's financial and operating situation has continued to worsen (as further described in Note 3), and after consideration of projected revenues for 1999, the Company has determined that the carrying value of their equipment has been impaired. Accordingly, the Company has recorded a charge for impairement of its equipment of $803,317 in December 1998 to write down this equipment to its estimated fair value. Management has determined, based on their best estimates and available information, that the estimated fair value of this equipment to be that amount which could be recovered through the sale of the equipment. Quoted market prices are not available.

     Stock option plan - Effective on January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. As permitted under SFAS No. 123, the Company elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

     Reverse stock split -- As a result of a one-for-four reverse stock split effective as of March 21, 1997, and a one-for-five reverse stock split that became effective as of January 6, 1999, all shares and per share information have been restated.

     Loss per share -- Basic earnings per share (EPS) are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. At December 31, 1998, 1997 and 1996, the Company's options and warrants are anti-dilutive and therefore basic and diluted EPS are the same.

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

     Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 3.   Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of December 31, 1998, the Company had an accumulated deficit of approximately $125.2 million. For the years ended December 31, 1998, 1997 and 1996, the Company had losses from operations of approximately $20.8 million, $22.4 million and $12.4 million, respectively. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     The Company has limited financial resources as of December 31, 1998 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     Based on the Company's estimates of revenues, expenses and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately May 31, 1999. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

Note 4.   Agreements with Hoffmann-LaRoche

     F. Hoffmann-La Roche Ltd. and Hoffmann-LaRoche, Inc. (collectively, "Hoffmann") have been issued patents covering human alpha interferon in many countries throughout the world. As of March 31, 1995, the Company obtained a non-exclusive perpetual license from Hoffmann (the "Hoffmann Agreement") which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann, any formulation of Natural Alpha Interferon. The Hoffmann Agreement replaced a 1988 non-exclusive license which, as amended, granted the Company the right to make, use, and sell in the United States, without a potential patent infringement claim from Hoffmann, injectable formulations of Natural Alpha Interferon for the treatment of genital warts or patients with diseases refractory to recombinant interferon therapy. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann, which consent cannot be unreasonably withheld.

     Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. The Hoffmann Agreement can be terminated by the Company on 30 days' notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. Accordingly, the Company would not be permitted to market any formulation of alpha interferon in such country.

Note 5.   Agreements with Purdue

     In 1988, the Company entered into exclusive marketing and distribution agreements with affiliates of The Purdue Frederick Company (collectively, "Purdue") with respect to ALFERON N Injection. The Company reacquired from Purdue in 1993 and 1994 all marketing rights except in the United States and Canada. In May 1996, the Company reacquired the United States and Canadian marketing rights from Purdue for $3,313,705, which was charged to expense in 1996.

     In connection with the reacquisition of United States and Canadian marketing rights (i) Purdue agreed to provide during the first year after the reacquisition certain distribution services to the Company with respect to 24,000 vials of ALFERON N Injection at an aggregate cost of $240,000, and (ii) the Company purchased from Purdue all vials of ALFERON N Injection and all other assets of Purdue used exclusively in its ALFERON N Injection business at an aggregate cost of $206,307.

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

     In connection with the formation of the Partnership, ISD agreed to make additional cash contributions for purposes of continuing development of ALFERON Gel if the Partnership exhausted its funds prior to development of such product. ISD is wholly dependent upon the Company for capital to fund such commitment. The Partnership exhausted its funds during 1986, and the Company contributed a total of $1,997,000 during the period from 1986 to 1990, for the continued development of ALFERON Gel. During May 1987, the Company filed a Product License Application with the FDA for approval to market ALFERON Gel. At a meeting with the FDA in February 1990, the FDA indicated that additional process development and clinical trials would be necessary prior to approval of ALFERON Gel. The Company believed, at that time, that the costs to complete the required process development and clinical trials would be substantial, and there could be no assurance that the clinical trials would be successful.

     As a result of the above events, in March 1992, the Company withdrew its FDA Product License Application for ALFERON Gel containing recombinant interferon. In place of single species recombinant interferon, previously ALFERON Gel's active ingredient, the Company commenced, in 1992, further development of ALFERON Gel using the Company's natural source multi-species alpha interferon ("ALFERON N Gel"). Assuming successful development and commercial exploitation of ALFERON N Gel, which to date has not occurred, the Company may be obligated to pay the Partnership royalties equal to 4% of the Company's net sales of ALFERON N Gel and 15% of revenues received from sublicensing ALFERON N Gel.

Note 7.   Agreement with Fujimoto Diagnostics, Inc.

     In 1995, the Company entered into an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto"), a pharmaceutical company located in Osaka, Japan, for the commercialization of the Company's ALFERON N Injection and ALFERON N Gel in Japan. In connection with the agreement, Fujimoto purchased $1,500,000 of Common Stock at $29.00 per share (the then market price), and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996 at the then market price. During January 1996, Fujimoto advised the Company that, to date, it had incurred higher than anticipated development expenses, and that it had determined that there may be greater difficulties in obtaining Japanese regulatory approval than originally anticipated. Fujimoto therefore requested that the Company renegotiate such investment agreement. As a result, during the third quarter of 1996 Fujimoto purchased the additional $500,000 of Common Stock originally scheduled for purchase on February 6, 1996 and reimbursed the Company $133,000 for the cancellation of a prior commitment to purchase ALFERON N Injection. The $133,000 was recorded as other revenues in 1996. In March 1997, Fujimoto and the Company terminated the Fujimoto Agreement.

Note 8.   Agreement with Cell Pharm GmbH

     In 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm. Cell Pharm, headquartered in Hanover, Germany, is a privately owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on June 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices, and obligates Cell Pharm to purchase specified minimum amounts in each annual period. In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling ALFERON N Injection at a price higher than a specified price. To date, no incremental revenue has been generated. Cell Pharm has informed the Company that it intends to market ALFERON N Injection under the trade name Cytoferon(R), pursuant to Cell Pharm's existing regulatory approval to market Cellferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

Note 9. Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                                      December 31,
                                                  1998            1997
                                                  --------------------
       Finished goods...................          $ 3,443,786    $ 3,720,000
       Work in process.................             6,466,914      5,621,714
       Raw materials.......................         1,143,635      1,245,649
       Less reserve for excess inventory          (10,344,551)    (7,254,710)
                                                  ------------   ------------
                                                  $   709,784    $ 3,332,653
                                                  ============   ============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by Quality Assurance.

     In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period beginning January 1, 1998 and based on historical sales levels). As a result, inventories at December 31, 1998 and 1997 reflect a reserve for excess inventory of $10,344,551 and $7,254,710, respectively. As of December 31, 1998, the Company estimates that the remaining inventory value represents product to be sold within a one-year period.

Note 10. Preferred Stock

     On February 5, 1998, the Company completed the sale of 7,500 shares of Series A Convertible Preferred Stock to an institutional investor for an aggregate amount of $7,500,000. The $7,179,000 of net proceeds were expected to augment the Company's working capital while awaiting the results of the two Phase 3 clinical trials of ALFERON N Injection for the treatment of HIV-infected and hepatitis C patients. After considering the reaction of the Company's stockholders to the issuance and the negative impact the issuance apparently had on the Company's market capitalization, the Board of Directors determined on February 13, 1998 to exercise an option to repurchase the shares of Convertible Preferred Stock for $7,894,737 (plus accrued dividends). The net loss to the Company on the repurchase of the Preferred Stock amounted to $737,037.

Note 11. Income Taxes

     As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $6,009,000 of net operating loss carry-forwards, which expire from 2001 to 2006, are available to the Company upon ceasing to be a member of GP Strategies's consolidated return group in 1991. In addition, the Company has net operating loss carry-forwards for periods subsequent to May 31, 1991, and through December 31, 1998 of approximately $84,247,000 which expire from 2006 to 2013. For the year ended December 31, 1998, the Company had a tax net operating loss of $15,901,000, which expires in 2013.

     The Company believes that the events culminating with the closing of its Common Stock Offering on August 22, 1995 resulted in an "ownership change" under Internal Revenue Code, Section 382, with respect to its stock. The Company believes that as a result of the ownership change, the future utility of its pre-change net operating losses are limited to an annual amount of approximately $3,230,000. In addition, the Company has approximately $73,000 of investment tax credit carry-forwards, which expire in 1999 and 2000 and $603,000 of research and development credit carry-forwards, which expire from 1999 to 2002 that are, in accordance with Internal Revenue Code, Section 383, subject to the annual limitation under Internal Revenue Code Section 382.

     At January 1, 1998, the valuation allowance was $26,655,000. The increase to the valuation allowance of $6,428,000 is due primarily to net operating losses. The tax effects that give rise to deferred tax assets and liabilities consist of the following as of December 31, 1998 and 1997:


Deferred tax assets                             1998          1997
-------------------                             ----          ----


Net operating loss carry-forwards         $ 28,644,000     $ 23,474,000
Tax credit carry-forwards                      676,000          782,000
Inventory                                    3,517,000        2,467,000
Impairment of equipment                        273,000           ---
                                          ------------     ------------
                                            33,110,000       26,723,000
Deferred tax liabilities

Property and equipment,
  principally due to
  differences in depreciation                   27,000           68,000
                                          ------------     ------------
Net deferred tax asset                      33,083,000       26,655,000
Valuation allowance                        (33,083,000)     (26,655,000)
                                          ------------     ------------
Net deferred tax asset after
  valuation allowance                     $    ---        $     ---
                                          ============     ============


     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will be realized. The Company has determined, based on the Company's history of annual net losses, that a full valuation allowance is appropriate.

Note 12.  Common Stock, Stock Options, Warrants and Other Shares Reserved

     On January 6, 1999, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's Common Stock. The reverse stock split became effective as of January 6, 1999. As of January 6, 1999, there were 21,804,138 shares of Common Stock outstanding and after the stock split there were 4,360,808 shares of Common Stock outstanding.

     The par value of the Common Stock did not change as a result of the reverse stock splits. Cash was paid in lieu of fractional shares based on the last reported sale price of the Common Stock on the first trading date after the stock splits.

     The Company has a stock option plan (the "Plan"), which authorizes a committee of the Board of Directors to grant options, over a 10-year period, to purchase not more than 25,000 shares of Common Stock to officers, directors, employees and consultants of the Company. Pursuant to the terms of the Plan, no option may be exercised after 10 years from the date of grant. The Plan permits options to be granted at a price not less than 85% of the fair market value, however, the Plan options primarily are granted at the fair market value of the common stock at the date of the grant.

     At December 31, 1998, the per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $ 2.20, $22.05 and $17.20 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0.0%, risk-free interest rate of 4.3%, expected volatility of 113.9% and an expected life of 5.0 years; 1997 - expected dividend yield of 0.0%, risk-free interest rate of 6.3%, expected volatility of 85.5% and an expected life of 4.4 years; 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.8%, expected volatility of 77.2% and an expected life of 3.3 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                       1998            1997           1996
                                       ----            ----           ----
Net loss            as reported     $(21,325,301)  $(21,739,680)  $(11,985,544)
                    pro forma        (21,868,534)   (24,255,223)   (13,251,799)

Basic and diluted
  loss per share    as reported     $      (6.67)  $      (8.15)  $      (5.98)
                    pro forma              (6.84)         (9.10)         (6.60)


     Pro forma net loss reflects only options granted in 1998, 1997 and 1996. In addition, compensation cost is reflected over the options vesting period.

     Employee stock option activity for options under the Plan during the periods indicated is as follows:

                                                 Number of    Weighted-Average
                                                  Shares       Exercise Price
                                                  ---------    -----------

        Balance at December 31, 1995              152,268       $  40.55
                  Granted                          72,865          30.40
                  Exercised                           ---           ---
                  Forfeited                          (255)         39.50
                  Expired                         (64,865)         40.50
                                                  --------

        Balance at December 31, 1996              160,013          35.95
                  Granted                         117,733          33.25
                  Exercised                        (2,909)         29.40
                  Forfeited                        (4,942)         30.60
                  Expired                         (57,528)         41.35
                                                ----------
         Balance at December 31, 1997             212,367          33.20

                  Granted                         336,234           2.65
                  Exercised                         ---             ---
                  Forfeited                        (9,787)         32.25
                  Expired                            (725)         46.05
                                                ----------
         Balance at December 31, 1998             538,089           1.40


     On October 15, 1998, the Company repriced all existing employee stock options to have an exercise price of $1.40 (the closing market price on that date). Accordingly, the weighted average price of options outstanding at December 31, 1998 has been re-stated to $1.40. All other terms and conditions remain the same with the exception of repricing the exercise price.

     At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.40 and 3 years, respectively.

     At December 31, 1998, 1997 and 1996, the number of options exercisable was 249,434, 153,758 and 135,423, respectively, and the weighted-average exercise price of those options was $1.40, $35.20 and $35.60, respectively.

Information regarding all Options and Warrants

     Changes in options and warrants outstanding during the years ended December 31, 1998, 1997 and 1996, and options and warrants exercisable and shares reserved for issuance at December 31, 1998, 1997 and 1996 are as follows.

     The following table includes all options and warrants including employee options (which are discussed above).

                                                  Price Range        Number of
                                                   Per Share          Shares
                                                  -----------        ---------
    Outstanding at December 31, 1995       $ 31.20   -   $ 84.00       264,081
    Granted                                  21.80   -     48.00       112,865
    Terminated                               36.20   -     45.00       (81,694)
                                           ---------------------    -----------
    Outstanding at December 31, 1996         21.80   -     84.00       295,252
    Granted                                  25.00   -     77.90       172,619
    Exercised                                21.80   -     40.00       ( 3,962)
    Terminated                               25.00   -     84.00       (68,720)
                                           ---------------------    -----------
    Outstanding at December 31, 1997         21.80   -     77.90       395,189
    Granted                                   2.65   -     41.90       336,234
    Terminated                               25.00   -     55.00       (10,512)
                                           ---------------------    -----------
    Outstanding at December 31, 1998          1.40   -     77.90       720,911
                                                                    ===========
    Exercisable
    December 31, 1996                        21.80   -     84.00       230,662
                                                                    ==========
    December 31, 1997                        21.80   -     77.90       309,616
                                                                    ==========
    December 31, 1998                         1.40   -     77.90       432,256
                                                                    ==========
    Shares reserved for issuance
    December 31, 1996                                                  293,006
                                                                    ==========
    December 31, 1997                                                  425,879
                                                                    ==========
    December 31, 1998                                                  739,364
                                                                    ==========

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1996, include 6,250 shares under a warrant agreement with Strategic Growth International, the Company's former outside public relations advisor. Such warrants expired unexercised in 1997.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1998 and 1997, include 33,282 shares and at December 31, 1996, include 29,773 shares under a warrant agreement with a certain individual. The warrants are priced at $51.35 and $77.90 per share and expire on August 31, 2000.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1998, 1997 and 1996, include 3,050 shares under a warrant agreement issued as a commission in connection with the sale of shares of Common Stock to an institutional investor. The warrants are priced at $54.00 per share and expire on August 31, 1999.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1998 and 1997, include 55,113 shares and at December 31, 1996, include 56,167 shares under warrant agreements with the underwriter of the August/September 1995 Offering. The warrants are priced at $37.20 per share and expire on August 14, 2000.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1998 and 1997, and at December 31, 1996, include 64,413 shares and 40,000 shares, respectively, under warrant agreements with the underwriter of the May and December 1996 Offerings. The warrants are priced at $48.00 per share and expire on April 23, 2001.

     Options and warrants outstanding and shares reserved for issuance at December 31, 1998 and 1997, and exercisable at December 31, 1998, include 26,964 shares under warrant agreements with the underwriters of the 1997 Offerings. The warrants are priced at $36.00 per share and expire on August 18, 2002.

     Shares reserved for issuance at December 31, 1998 and 1997 include 18,451 and 30,690 shares under the common stock compensation plan. (See Note 14).

Note 13.  Pension and Investment Plans

     Effective March 1, 1992, GP Strategies Corporation ("GP Strategies"), formerly National Patent Development Corporation, adopted the 1992 401(k) Savings Plan (the "Savings Plan"). Effective December 31, 1991, the Plan participants became eligible to participate in GP Strategies's Savings Plan. GP Strategies's Savings Plan was for employees who had completed one year of service.

     The Savings Plan permitted pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 2% to 6% of base compensation. The Company matched 40% of the participants' eligible contributions based on a formula set forth in the Savings Plan. On October 1, 1997, the Savings Plan was transferred into a new Savings Plan, independent from GP Strategies, (the "New Savings Plan"). Under the New Savings Plan, participants may contribute up to 15% of base compensation and the Company will match up to the 6% level of the participants eligible contributions. The New Savings Plan matched 40% in cash and 60% in the Company's common stock up to the 6% level. For 1998, the Company's contribution to the New Savings Plan was $288,000, consisting of $116,767 in cash and $171,233 in stock. For 1997, the Company's contribution was $126,000, consisting of $103,033 in cash and $22,967 in stock. For 1996, the cash contribution was $79,000.

Note 14.  Common Stock Compensation and Profit Sharing Plan

Common Stock Compensation Plan

     Effective October 1, 1997, the Company adopted the Common Stock Compensation Plan (the "Stock compensation Plan"), providing key employees with the opportunity of receiving the Company's common stock as additional compensation.

     Pursuant to the terms of the Stock Compensation Plan, key employees will receive, as additional compensation, a pre-determined amount of the Company's common stock in three equal installments on October 1, 1998, 1999, and 2000, provided that the key employee remain in the employ of the Company at each such installment date. Through October 1, 1998, a deferred compensation liability of $412,344 was accrued for these employees based on the common stock market price of October 1, 1997. On October 1, 1998, the first installment date of the Stock Compensation Plan, the Company agreed to pay the additional compensation in cash in place of the issuance of the Company's common stock. Accordingly, cash of $25,947 was paid in satisfaction of the accrued liability of $412,344. The difference of $386,397 was credited to additional paid in capital. At the December 31, 1998, the total number of shares reserved for issuance under the Stock Compensation Plan for the two remaining installments is 18,451.
Profit Sharing Plan

     The Company has a Profit Sharing Plan (the "Profit Sharing Plan") providing key employees and consultants with an opportunity to share in the profits of the Company. The Profit Sharing Plan is administered by the Company's Compensation Committee.

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

Note 15.  Related Party Transactions

     GP Strategies is approximately a 7% shareholder of the Company's common stock. The Company is a party to a management agreement with GP Strategies, pursuant to which certain legal, financial and administrative services have been provided by employees of GP Strategies. The fee for such services in 1998, 1997 and 1996 was $120,000 annually. In addition, during such years GP Strategies provided to the Company, at its estimated cost, certain personnel and services which the Company used in its operations. For the years ended December 31, 1998, 1997 and 1996, such charges amounted to zero, $135,000, and $349,758, respectively. During the year ended December 31, 1998 and 1996, respectively, the Company provided certain services to GP Strategies at the Company's estimated cost of $25,000 and $351,759, respectively. Such costs were included in general and administrative expense.

     The Company owns the buildings which contain its offices and laboratories and until March 1998 leased out a portion of the buildings to GP Strategies. Total occupancy costs for the years ended December 31, 1998, 1997 and 1996 were approximately $1,084,000, $1,039,000 and $991,000, respectively. GP Strategies paid to the Company as rent GP Strategies's proportionate share of such occupancy costs (based on both square feet occupied and number of personnel), which amounted to $29,375, $234,996 and $258,984, respectively. Such income was included as a reduction to research and development expense.

     See Note 17 for information with respect to royalty obligations to GP Strategies.

Note 16.  Supplemental Statement of Cash Flow Information

     The Company paid no income taxes or interest for the three-year period ended December 31, 1998.

     During the years ended December 31, 1998, 1997 and 1996 the following non-cash financing and investing activities occurred:

1998:

     The Company issued 330,000 shares valued at $1,250,094 of common stock as payment against negotiated settlement (see Note 17) and accounts payable.

     The Company issued 3,238 shares valued at $116,897 of common stock as compensation.

     The Company issued 25,489 shares valued at $171,233 of common stock to the Company 401(k) Plan.

1997:

     The Company issued 483 shares valued at $22,967 of Common Stock to the Company 401(k) Plan.

     The Company issued 43,142 shares of Common Stock for services provided by the underwriter of the 1997 stock offerings.

1996:
     The Company issued 13,276 shares, valued at $516,524, of Common Stock as compensation.

     The Company issued 24,413 shares of Common Stock for services provided by the underwriter of the December 24, 1996 private placement.

Note 17.  Commitments

     The Company has obtained human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the American Red Cross (the "Red Cross") pursuant to a supply agreement dated April 1, 1997 (the "Supply Agreement"). In addition, the Company will not need more human white blood cells until such time as production of ALFERON N Injection is resumed, and has not purchased any since April 1, 1998. Under the terms of the Supply Agreement, the Company was obligated to purchase a minimum amount of human white blood cells each month through March 1999 (the "Minimum Purchase Commitment"), with an aggregate Minimum Purchase Commitment during the period from April 1998 through March 1999 of in excess of $3,000,000. As of November 23, 1998, the Company owed the Red Cross approximately $1.46 million plus interest at the rate of 6% per annum accruing from April 1, 1998 (the "Red Cross liability") for white blood cells purchased pursuant to the Supply Agreement.

     In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross Liability and to issue to the Red Cross 300,000 shares of Common Stock (with a market value of $1,171,875 at December 4, 1998) and additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1, 1998, and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999, the Company granted the Red Cross a security interest in, among other things, the Company's real estate, equipment, inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability, until June 30, 1999.

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company has recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price from November 23, 1998 to December 31, 1998, an adjustment for $525,000 has been recorded with a corresponding charge to operations.

     As consideration for the transfer to the Company of certain licenses, rights and assets upon the formation of the Company by GP Strategies, the Company agreed to pay GP Strategies royalties of $1,000,000, but such payments will be made only with respect to those years in which the Company has income before income taxes, and will be limited to 25% of such income. To date, the Company has not generated income before taxes and therefore has not paid royalties to GP Strategies.

     See Notes 4 and 6 for information relating to royalties payable to Hoffmann and the Partnership, respectively.

     In October  1989,  the  Company  entered  into a license  agreement  with a non-affiliated party for co-exclusive rights to certain low dose oral formulations of interferon. The Company will be required to pay a royalty of 10% of net sales, as defined, of products produced and marketed by the Company that may be developed under the license agreement. To date, no sales of these products have occurred, therefore, no royalty payments have been made.

Note 18.  Fair Value of Financial Instruments

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair market values, because of short maturities or interest rates that approximate current rates.

Note 19.  Subsequent Events

     On January 6, 1999, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's Common Stock (see Note 2).

     The balance sheets, statements of changes in stockholders equity, earnings per share and all footnote disclosures at December 31, 1998 and 1997 as well as the loss per share and average outstanding shares for the years ended December 31, 1998, 1997 and 1996, have been restated to reflect the reverse splits as if they had occurred on January 1, 1996.

     In an agreement dated March 25, 1999, GP Strategies agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Debt has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to allow a designee of GP Strategies to attend any meeting with the FDA with respect to approval of ALFERON N Injection for the treatment hepatitis C and to issue GP Strategies 500,000 shares of Common Stock and five-year options to purchase 500,000 shares of Common Stock at a price of $1 per share. The
Company also agreed not to increase its payroll during the term of the GP Strategies Debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note matures on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, the Company has negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross has agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements are included in Part II, Item 8:

                                                                         Page
                                                                         ----

         Independent Auditors' Report .................................

         Financial Statements:

            Consolidated Balance Sheets - December 31, 1998 and 1997 ...

            Consolidated Statements of Operations - Years ended
            December 31, 1998, 1997, and 1996 ..........................

            Consolidated Statements of Changes in Stockholders'
            Equity - Years ended December 31, 1998, 1997 and 1996 ......

            Consolidated Statements of Cash Flows - Years ended
            December 31, 1998, 1997, and 1996 ..........................

            Notes to Consolidated Financial Statements .................

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

Dated:  April 14, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/s/ Samuel H. Ronel             Chairman of the Board            April 14, 1999
-------------------
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon          Chief Executive Officer and Director
----------------------          (Principal Executive Officer)    April 14, 1999
Lawrence M. Gordon

/s/ Stanley G. Schutzbank       President and Director           April 14, 1999
-------------------------
Stanley G Schutzbank, Ph.D.

___________________             Director                         April 14, 1999
Sheldon L. Glashow

/s/ Donald W. Anderson          Controller (Principal            April 14, 1999
----------------------          Accounting and Financial
Donald W. Anderson              Officer)


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

10.10 - GP Strategies 401(k) Savings Plan dated January 9, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1992.

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

10.55 - Agreement dated May 27, 1997,  between the Registrant and Alternate Site
Distributors,   Inc.   Incorporated   by  reference  to  Exhibit  10.55  of  the
Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.56 - Form of Subscription Agreement used in connection with the 1997 private placement.

10.57 - Stock Bonus Plan.

10.58 - Form of employment agreement for participants in Stock Bonus Plan.

10.59 - Employment Agreement, dated as of October 1, 1997, between the Registrant and Lawrence M. Gordon.

21.0 - Subsidiaries of the Registrant. *

23.1 - Consent of Independent Auditors. *

-----------------

*Filed herewith

                                                                     Exhibit 21

                         Subsidiaries of the Registrant



         Name                                                Jurisdiction
        -----                                                ------------

Interferon Sciences Development Corporation                  Delaware

                                                                   Exhibit 23.1


                         CONSENT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS
INTERFERON SCIENCES, INC.

     We consent to incorporation by reference in (i) the Registration Statement (No. 33-64921) on Form S-3, ii) the Registration Statement (No. 333-04381) on Form S-3, (iii) the Registration Statement (No. 333-19451) on Form S-3, (iv) the Registration Statement (No. 33-30209) on Form S-8, and (v) the Registration Statement (No. 333-34203) on Form S-3 of Interferon Sciences, Inc. of our report dated April 15, 1999 relating to the consolidated balance sheets of Interferon Sciences, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Interferon Sciences, Inc.

     Our report on Interferon Sciences, Inc. and subsidiary dated April 15, 1999, contains an explanatory paragraph that states the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP


New York, New York
April 15, 1999