Form 10-K/A
period 1998-12-31
INTERFERON SCIENCES INC
filed 1999-04-30
CIK 351532

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

                                 Yes X No ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 31, 1999, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $2,300,000 based on the last reported sale price of such stock on the over-the-counter bulletin board on March 31, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at March 31 , 1999
       -----                               ------------------------------

Common Stock, par value $.01 per share       4,667,284 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

     The Company's 10K for the year ended December 31, 1998 is hereby amended by including Part III as follows:
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Set forth below are the officers and directors of the Company as of April 30, 1999.

       Samuel H. Ronel, Ph.D. has been a Director of the Company since 1981 and Chairman of the Board since February 1997. He was Vice Chairman from January 1996 until February 1997 and was President and Chief Executive Officer, from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined GP STRATEGIES, Inc. (formerly National Patent Development Corporation) ("NPDC"), which is primarily a holding company, in 1970 and served as the Vice President of Research and Development of NPDC from 1976 to September 1996 and as the President of Hydro Med Sciences, a division of NPDC, from 1976 to September 1996. Dr. Ronel served as President of Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986 to 1988 and has served as a member of the Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization in 1993. Age 62.

      Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from 1991 to January 1996, and General Counsel of the Company since 1984. Age 45.

       Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined NPDC in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of NPDC from 1976 until September 1996, and as Executive Vice President of Hydro Med Sciences from 1982 until September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society and has served as Chairman of the Regulatory Affairs Certification Board from inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of the Regulatory Affairs Professionals Society. Age 53.

     Sheldon L. Glashow, Ph.D. has been a director of the Company since 1991. He has been a director of GPC since 1987, a director of GSE since 1995, a director of CalCol, Inc. since 1994, and was a director of Duratek from 1985 to 1995. Dr. Glashow is the Higgins Professor of Physics and the Mellon Professor of the Sciences at Harvard University. He was a Distinguished Professor and visiting Professor of Physics at Boston University. In 1971, he received the Nobel Prize in Physics. Age 66.

Item 11.   Executive Compensation

         The following table presents the compensation paid by the Company to its Chief Executive Officer and the Company's four most highly compensated executive officers for 1998.


                           SUMMARY COMPENSATION TABLE
                                                                               Long-Term
                                              Annual Compensation         Compensation Awards
                                              -------------------      -----------------------------
                                                                         Stock         All Other
                                    Year       Salary       Bonus       Options       Compensation
Name and Principal Position         ($)          ($)         ($)          (#)             ($)
---------------------------         ----       ------      ------       --------      ------------

Lawrence M. Gordon (1)             1998       270,000      103,000(6)     60,000        10,000(4)
Chief Executive Officer            1997       135,000(1)     - 0 -        42,525         4,718(4)
                                   1996       135,000(1)   150,000        25,000       168,000(2)

Samuel H. Ronel, Ph.D.             1998       213,000       27,000(6)     40,000        10,000(4)
Chairman of the Board              1997       205,154        - 0 -        51,200         5,083(4)
                                   1996       145,905(3)    52,000        41,375         5,298(4)

Stanley G. Schutzbank, Ph.D.       1998       251,000       77,000(6)     60,000        10,000(4)
President                          1997       231,302        - 0 -        51,750         4,860(4)
                                   1996       197,341(5)    97,500        41,375         5,298(4)

James Knill, M.D.                  1998       170,000       16,800(6)     10,000        10,000(4)
Vice President,                    1997       130,646        - 0 -        15,400         3,582(4)
Medical Affairs                    1996       119,452(6)    21,250        11,250         3,431(4)

Mei-June Liao, Ph.D.               1998       133,000       16,500(6)     15,000         7,500(4)
Vice President, Research           1997       122,380        - 0 -         7,325         3,744(4)
and Development                    1996       115,568       21,250           125         3,324(4)



------------
[FN]
(1) In 1997 and 1996, Mr. Gordon spent 60% of his time working on the Company's business.

(2) The Company forgave a $150,000 loan to Mr. Gordon and also forgave $18,000 of accrued interest on such loan. Such loan had been due July 9, 1997 and bore interest at a rate of 6% per annum.

(3) Dr. Ronel has been Chairman of the Board of the Company since February 1997, was Vice Chairman from January 1996 to February 1997, and was President and Chief Executive Officer until January 1996. Excludes $59,595 for 1996, respectively, paid by the Company to Dr. Ronel for which the Company was reimbursed by NPDC in consideration of the Company's permitting Dr. Ronel to devote a portion of his working hours to NPDC.

(4) Matching contribution by the Company to the 401(k) Savings Plan and payments by the Company for Group Term Life.

(5) Dr. Schutzbank has been President of the Company since January 1996 and was Executive Vice President of the Company until January 1996. Excludes $21,927 for 1996 paid by the Company to Dr. Schutzbank for which the Company was reimbursed by NPDC in consideration of the Company's permitting Dr. Schutzbank to devote a portion of his working hours to NPDC.

(6)  Bonuses of $100,000, $25,000, $75,000, $15,000, and $15,000 paid to Messrs.
     Gordon, Ronel, Schutzbank, Knill and Ms. Liao, were paid in January 1998.

         The following table sets forth information for the named executive officers regarding the unexercised options held at the end of 1998. No options were exercised by the named executive officers in 1998.


                   AGGREGATED DECEMBER 31, 1998 OPTION VALUES


                                Number of Unexercised         Value of Unexercised
                                     Options at               In-the-Money Options at
                                December 31, 1998(#)          December 31, 1998($)(1)
                                Exercisable/Unexercisable    Exercisable/Unexercisable
                                -------------------------    -------------------------

Lawrence M. Gordon              30,877         48,128         $43,227        $67,379
Samuel H. Ronel, Ph.D.          29,571         32,694         $41,399        $45,771
Stanley G. Schutzbank, Ph.D.    36,615         48,260         $51,261        $67,564
James Knill, M.D.                4,200          9,040         $ 6,104        $12,656
Mei-June Liao, Ph.D.             5,871         12,169         $ 8,219        $17,036














-------------------
[FN]

(1) Calculated based on the closing price of the Common Stock as reported by NASDAQ on December 31, 1998.


Item 12.  Security Ownership Of Directors And Named Executive Officers


Principal Stockholders

      The following table sets forth the number of shares of Common Stock beneficially owned as of March 31, 1999, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

Name and Address                              Number of Shares
of Beneficial Owner                           Beneficially Owned
-------------------                           ------------------

GP Strategies, Inc.                                 301,800
9 West 57th Street
Suite 4170
New York, NY  10019

         The following table sets forth, as of April 30, 1999, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.


                                                                     Of Total Number
                                                                        of Shares
                                                                      Beneficially
                                    Total Number      Percent of         Owned
                                      of Shares         Common        Shares which
                                    Beneficially        Stock        May be Acquired
Name                                   Owned           Owned(1)       Within 60 Days
----                                 ----------       ----------     -----------------

Samuel H. Ronel, Ph.D.                   31,471           *               29,571
Lawrence M. Gordon                       31,777           *               30,877
Stanley G. Schutzbank, Ph.D.             38,140           *               36,615
Sheldon L. Glashow                        5,250           *                5,250
Directors and Executive Officers
  as a Group (9 persons)                375,000         7.5%             335,200



-------------
[FN]

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


Item 13.  Certain Relationships and Related Transactions.

Agreements with NPDC

     Transfer Agreement. As of January 1, 1981, NPDC entered into an agreement (the "Transfer Agreement") with the Company pursuant to which NPDC (i) licensed to the Company in perpetuity all of its right title, and interest in and to certain intellectual property and technology rights (the "Intangible Assets") relating to its programs in human leukocyte interferon and recombinant DNA and hybridoma technology, and (ii) transferred to the Company its rights under certain consulting, supply, and research agreements (the "Agreements"). In consideration of the license and transfer of the Intangible Assets and the Agreements, the Transfer Agreement provides that the Company will pay to NPDC a royalty of $1,000,000. Such amount is payable if and when the Company generates net income before income taxes, and is limited to 25% of such net income before taxes per year until the amount is paid in full.

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

Other Transactions

         In an agreement dated March 25, 1999, GP Strategies agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Debt has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to allow a designee of GP Strategies to attend any meeting with the FDA with respect to approval of ALFERON N Injection for the treatment hepatitis B and to issue GP Strategies 500,000 shares of Common Stock and five-year options to purchase 500,000 shares of Common Stock at a price of $1 per share. The
Company also agreed not to increase its payroll during the term of the GP Strategies Debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note matures on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, the Company has negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross has agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien.

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





Dated:  April 30, 1999