Form 10-Q
period 1999-03-31
INTERFERON SCIENCES INC
filed 1999-05-17
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarter ended March 31, 1999

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

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of May 6, 1999:

           Common Stock                             4,677,767  shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--March 31, 1999
     and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .  1

   Consolidated Condensed Statements of Operations--Three
     Months Ended March 31, 1999 and 1998  . . . . . . . . . . . . . . . . .  2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Three Months Ended
     March 31, 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

   Consolidated Condensed Statements of Cash Flows--Three
     Months Ended March 31, 1999 and 1998 . . . . . .. . . . . . . . . . . .  4

   Notes to Consolidated Condensed Financial Statements  . . . . . . . . .  5-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . .   8-13

 Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . .   14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   March 31,     December 31,
                                                     1999           1998
                                                 (Unaudited)          *
                                                --------------  --------------

ASSETS
Current assets
  Cash and cash equivalents                     $     85,650    $   1,170,861
  Accounts and other receivables                     386,416          689,511
  Inventories, net of reserves
    of $10,344,551                                   439,139          709,784
  Prepaid expenses and other
    current assets                                   137,786           36,511
                                                -------------   --------------
Total current assets                               1,048,991        2,606,667
                                                -------------   --------------
Property, plant and equipment,
  at cost                                         12,771,773       12,771,773
Less accumulated depreciation                     (9,309,451)      (9,130,248)
                                                -------------   --------------
                                                   3,462,322        3,641,525
                                                -------------   --------------
Patent costs, net of accumulated
  amortization                                       242,679          250,305
Other assets                                          10,100          100,150
                                                -------------   --------------
Total assets                                    $  4,764,092    $   6,598,647
                                                =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                            $  4,426,789    $   4,386,307
  Amount due GP Strategies                           278,268          108,943
                                                -------------   --------------
Total current liabilities                          4,705,057        4,495,250
                                                -------------   --------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-4,668,064 and
 4,360,808 shares                                     46,681           43,608
Capital in excess of par value                   128,504,321      127,933,885
Accumulated deficit                             (127,827,967)    (125,210,096)
Settlement shares                                   (664,000)        (664,000)
                                                -------------   --------------
Total stockholders' equity                            59,035        2,103,397
                                                -------------   --------------
Total liabilities and stockholders'
  equity                                        $  4,764,092    $   6,598,647
                                               ==============   ==============



*The consolidated condensed balance sheet as of December 31, 1998 has been summarized from the Company's audited balance sheet as of that date.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                        1999             1998
                                                      --------------------------

Revenues
    Alferon N Injection                           $   459,521       $   252,523
    Research products and other revenues                  277            77,025
                                                  ------------      ------------
Total revenues                                        459,798           329,548
                                                  ------------      ------------
Costs and expenses
Cost of goods sold and idle
  production costs                                  1,033,219           203,386
Provision for excess inventory                                        3,089,841
Research and development                            1,246,492         2,055,139
General and administrative                            802,695         1,472,399
                                                  -----------       ------------
Total costs and expenses                            3,082,406         6,820,765
                                                  ------------      ------------
Loss from operations                               (2,622,608)       (6,491,217)

 Interest income                                        4,737           144,720

 Loss on repurchase of
  preferred stock                                                      (737,037)
                                                  ------------      ------------
Net loss                                          $(2,617,871)      $(7,083,534)
                                                  ============      ============

Basic and diluted loss per share                  $      (.57)      $     (2.33)
                                                  ============      ============
Weighted average number of
shares outstanding                                  4,584,265         3,045,263






The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                            Capital                                           Total
                       Common Stock        in excess       Accummulated     Settlement     Stockholders'
                     Shares      Amount    of par value      Deficit           Shares         Equity
                     ------------------    ------------    ------------     ----------     -------------

Balance at
 Dec. 31,
 1998               4,360,808   $ 43,608    $ 127,933,885   $(125,210,096)   $ (664,000)   $ 2,103,397

Common stock
 issued as
 payment against
 accounts payable     285,000      2,850          531,525                                      534,375

Common stock
 issued under
 Company 401(k)
 Plan                  22,256        223           38,911                                       39,134

Net loss                                                       (2,617,871)                  (2,617,871)
                   -------------------------------------------------------------------------------------
Balance at
 March 31,
 1999               4,668,064   $ 46,681    $ 128,504,321   $(127,827,967)   $ (664,000)   $    59,035





The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                      ----------------------
                                                       1999           1998
                                                      ----------------------

Cash flows from operations:
 Net loss                                           $  (2,617,871)  $(7,083,534)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                          186,829       222,879
   Accounts payable, compensation and
    benefits paid with common stock                       573,509       176,115
   Provision for excess inventory                                     3,089,841
   Change in operating assets and liabilities:
   Inventories                                            270,645    (2,738,949)
   Payables to GP Strategies                              169,325       (13,419)
Accounts and other receivables                            303,095       691,333
   Prepaid expenses and other current
     assets                                              (101,275)       (2,713)
   Accounts payable and accrued expenses                   40,482      (427,768)
   Loss on repurchase of preferred stock                                737,037
                                                    --------------  ------------
   Net cash used for operations                        (1,175,261)   (5,349,178)
                                                    --------------  ------------
Cash flows from investing activities:
 Additions to property, plant and equipment                             (89,921)
 Reductions to other assets                                90,050        12,500
                                                    --------------  ------------
Net cash provided by (used for)                            90,050       (77,421)
   investing activities                             --------------  ------------
Cash flows from financing activities:
 Net proceeds from preferred stock
   offering                                                           7,179,000
Repurchase of preferred stock                                        (7,916,037)
                                                    --------------  ------------
Net cash used for financing activities                                 (737,037)
                                                    --------------  ------------
Net decrease in cash and cash equivalents              (1,085,211)   (6,163,636)

Cash and cash equivalents at beginning
 of period                                              1,170,861    14,059,283
                                                    --------------  ------------
Cash and cash equivalents at end of period          $      85,650   $ 7,895,647
                                                    ==============  ============






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

Note 2.  Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                  March 31,        December 31,
                                    1999              1998
                               --------------     --------------

       Finished goods          $   3,173,141      $   3,443,786
       Work in process             6,466,914          6,466,914
       Raw materials               1,143,635          1,143,635
       Less reserve for
        excess inventory         (10,344,551)       (10,344,551)
                               --------------     --------------
                               $     439,139      $     709,784
                               ==============     ==============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by Quality Assurance.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injectin in HIV and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period, beginning January 1, 1998 and based on historical sales levels). As a result, inventories at March 31, 1999 and December 31, 1998, reflect a reserve for excess inventory of $10,344,551. As of December 31, 1998, the Company estimates that the remaining inventory value represents product to be sold within a one-year period.

Note 3.  Reverse Stock Split

     On January 6, 1999, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's Common Stock.

     The balance sheets, statements of changes in stockholders equity, earnings per share and all footnote disclosures at March 31, 1999 and December 31, 1998, as well as the loss per share and average outstanding shares for the three months ended March 31, 1999 and 1998, have been restated to reflect the reverse split as if it had occurred on January 1, 1998.

Note 4.  Agreement with GP Strategies Corporation

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

Note 5. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of March 31, 1999, the Company had an accumulated deficit of approximately $127.8 million. For the three months ended March 31, 1999 and the years ended December 31, 1998, 1997 and 1996, the Company had losses from operations of approximately $2.6 million, $20.8 million, $22.4 million and $12.4 million, respectively. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     The Company has limited financial resources as of March 31, 1999 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     Based on the Company's estimates of revenues, expenses and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately June 15, 1999. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of May 12, 1999, the Company had an aggregate of 350,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     The Company anticipates that the cash that will be utilized by the Company's operations in 1999 will be significantly less than in 1998 as a result of the discontinuance in 1998 of manufacturing, the conclusion in 1998 of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, and certain other cost reductions (including the layoff of 30 people) instituted in 1998 and early 1999 by the Company. Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately June 15, 1999. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated April 15, 1999 on the Company's consolidated financial statements ended December 31, 1998 notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

     On April 13,  1999,  the Company  was advised by NASDAQ that the  Company's
Common Stock was being delisted for failure to maintain certain listing requirements. As a result of being delisted from NASDAQ, the Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Three Months Ended March 31, 1999 Versus Three Months Ended March 31, 1998

     For the three months ended March 31, 1999, the Company's revenues of $459,798 included $459,521 from the sale of ALFERON N Injection and the balance from sales of research products. Revenues of $329,548 for the three months ended March 31, 1998 included $252,523 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Cost of goods sold and idle production costs totaled $1,033,219 and $203,386 for the three months ended March 31, 1999 and 1998, respectively. Idle production costs in the three months ended March 31, 1999 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. There were no idle production costs in the three months ended March 31, 1998.

     In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, at which time revenues are recognized by the Company. In the three months ended March 31, 1999, the Company sold to wholesalers and other customers in the United States 3,708 vials of ALFERON N Injection, compared to 994 vials sold by the Company during the three months ended March 31, 1998. In addition, foreign sales of ALFERON N Injection were 162 vials and 2,000 vials for the three months ended March 31, 1999 and 1998, respectively.

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

     Research and development expenses during the three months ended March 31, 1999 of $1,246,492 decreased by $808,647 from $2,055,139 for the same period in 1998, principally because the Company has concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The Company received $29,375 in 1998, as rental income from GP Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the three months ended March 31, 1999 were $802,695 as compared to $1,472,399 for the same period in 1998. The decrease of $669,704 was principally due to decreases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $30,000 for each of the three-month periods ended March 31, 1999 and 1998. For the three months ended March 31, 1998, receipts from GP Strategies for services provided to GP Strategies by Company personnel amounted to $6,250.

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

     Interest income for the three months ended March 31, 1999 was $4,737 as compared to $144,720 for the same period in 1998. The decrease of $139,983 was due to less funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $2,617,871 and $7,083,534 for the three months ended March 31, 1999 and 1998, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the period ended March 31, 1999.

                            INTERFERON SCIENCES, INC.

                                 MARCH 31, 1999




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           INTERFERON SCIENCES, INC.




DATE:       May 17, 1999               By: /s/ Lawrence M. Gordon
                                           -----------------------
                                               Lawrence M. Gordon
                                               Chief Executive Officer




DATE:       May 17, 1999               By: /s/ Donald W. Anderson
                                           -----------------------
                                               Donald W. Anderson
                                               Controller