Form 10-Q
period 1999-06-30
INTERFERON SCIENCES INC
filed 1999-08-11
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarter ended June 30, 1999

                                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________ to ________________

       Commission File Number:   0-10379


                            INTERFERON SCIENCES, INC.
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                       22-2313648
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

783 Jersey Avenue, New Brunswick, New Jersey                        08901
(Address of principal executive offices)                       (Zip code)

(Registrant's telephone number, including area code)     (732) 249 - 3250

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of July 20, 1999:

Common Stock                                                  4,725,607  shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--June 30, 1999
     and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .  1

   Consolidated Condensed Statements of Operations--Three Months and Six
     Months Ended June 30, 1999 and 1998  . . . . . . . . . . . . . . . . .2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Six Months Ended
     June 30, 1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

   Consolidated Condensed Statements of Cash Flows--Six
     Months Ended June 30, 1999 and 1998  . . . . . .. . . . . . . . . . . .  5

   Notes to Consolidated Condensed Financial Statements  . . . . . . . . .  6-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . .   8-14

 Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . .   15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                June 30,        December 31,
                                                 1999              1998
                                              (Unaudited)            *
                                             --------------    --------------

ASSETS
Current assets
  Cash and cash equivalents                   $    205,867      $   1,170,861
  Accounts and other receivables                   208,701            689,511
  Inventories, net of reserves
    of $10,344,551                                 189,350            709,784
  Prepaid expenses and other
    current assets                                 114,830             36,511
                                              -------------     --------------
Total current assets                               718,748          2,606,667
                                              -------------     --------------
Property, plant and equipment,
  at cost                                       12,759,273         12,771,773
Less accumulated depreciation                   (9,476,153)        (9,130,248)
                                              -------------     --------------
                                                 3,283,120          3,641,525
                                              -------------     --------------
Patent costs, net of accumulated
  amortization                                     235,056            250,305
Other assets                                        10,100            100,150
                                              -------------     --------------
Total assets                                  $  4,247,024      $   6,598,647
                                             ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and
    accrued expenses                          $  4,706,146      $   4,386,307
  Amount due GP Strategies                         683,207            108,943
                                             --------------     --------------
Total current liabilities                        5,389,353          4,495,250
                                             --------------     --------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-4,725,587 and
 4,360,808 shares                                   47,256             43,608
Capital in excess of par value                 128,533,591        127,933,885
Accumulated deficit                           (129,059,176)      (125,210,096)
Settlement shares                                 (664,000)          (664,000)
                                             --------------    ---------------
Total stockholders' equity                      (1,142,329)         2,103,397
                                             --------------    ---------------
Total liabilities and stockholders'
  equity                                      $  4,247,024     $    6,598,647
                                             ==============    ===============




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



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                          June 30,
                                                ------------------------------
                                                   1999               1998
                                                ------------      ------------

Revenues
    Alferon N Injection                        $   526,389        $   206,443
    Research products and other revenues                               12,101
                                               -------------     -------------
Total revenues                                     526,389            218,544
                                               -------------     -------------
Costs and expenses
Cost of goods sold and idle
  production costs                                 603,360          2,576,417
Research and development                           696,497          2,162,871
General and administrative                         458,381          1,078,189
                                               -------------     -------------
Total costs and expenses                         1,758,238          5,817,477
                                               -------------     -------------
Loss from operations                            (1,231,849)        (5,598,933)

 Interest income                                       640             66,125
                                                -------------     -------------
Net loss                                       $(1,231,209)      $ (5,532,808)
                                               =============     =============

Basic and diluted loss per share               $      (.26)      $      (1.81)
                                               =============     =============
Weighted average number of
shares outstanding                               4,697,034          3,049,111



The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                ------------------------------
                                                   1999               1998
                                                ------------      ------------

Revenues
    Alferon N Injection                        $   985,910        $   458,966
    Research products and other revenues               277             89,126
                                               -------------     -------------
Total revenues                                     986,187            548,092
                                               -------------     -------------
Costs and expenses
Cost of goods sold and idle
  production costs                               1,636,579          2,779,803
Provision for excess inventory                                      3,089,841
Research and development                         1,942,989          4,218,010
General and administrative                       1,261,076          2,550,588
                                               -------------     -------------
Total costs and expenses                         4,840,644         12,638,242
                                               -------------     -------------
Loss from operations                            (3,854,457)       (12,090,150)

 Interest income                                     5,377            210,845

 Loss on repurchase of
  preferred stock                                                    (737,037)
                                               -------------     -------------
Net loss                                       $(3,849,080)      $(12,616,342)
                                               =============     =============

Basic and diluted loss per share               $      (.83)      $      (4.14)
                                               =============     =============
Weighted average number of
shares outstanding                               4,636,733          3,047,223



The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


                                            Capital                                           Total
                       Common Stock        in excess       Accummulated     Settlement     Stockholders'
                     Shares      Amount    of par value      Deficit           Shares         Equity
                     ------------------    ------------    ------------     ----------     -------------


Balance at
 Dec. 31,
 1998              4,360,808   $  43,608   $ 127,933,885   $(125,210,096)   $ (664,000)    $ 2,103,397

Common stock
 issued as
 payment against
 accounts payable    285,000       2,850         531,525                                       534,375

Common stock
 issued under
 Company 401(k)
 Plan                 79,779         798          68,181                                        68,979

Net loss                                                      (3,849,080)                   (3,849,080)
                   ------------------------------------------------------------------------------------
Balance at
 June 30,
 1999              4,725,587   $  47,256   $ 128,533,591   $(129,059,176)   $ (664,000)    $(1,142,329)





The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                     -----------------------
                                                       1999           1998
                                                     -----------------------

Cash flows from operations:
 Net loss                                         $(3,849,080)   $(12,616,342)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                      373,654         446,299
   Accounts payable, compensation and
    benefits paid with common stock                   603,354         213,835
   Provision for excess inventory                                   3,089,841
   Change in operating assets and liabilities:
   Inventories                                        520,434      (1,537,753)
   Payables to GP Strategies                          574,264          36,512
   Accounts and other receivables                     480,810         762,871
   Prepaid expenses and other current
     assets                                           (78,319)         16,295
   Accounts payable and accrued expenses              319,839        (629,922)
   Loss on repurchase of preferred stock                              737,037
                                                  ------------    ------------
   Net cash used for operations                    (1,055,044)     (9,481,327)
                                                  ------------    ------------
Cash flows from investing activities:
 Additions to property, plant and equipment                          (190,313)
 Reductions to other assets                            90,050          25,000
                                                  ------------    ------------
Net cash provided by (used for)
   investing activities                                90,050        (165,313)
                                                  ------------    ------------
Cash flows from financing activities:
 Net proceeds from preferred stock
   offering                                                         7,179,000
 Repurchase of preferred stock                                     (7,916,037)
                                                  ------------    ------------
 Net cash used for financing activities                              (737,037)
                                                  ------------    ------------
Net decrease in cash and cash equivalents            (964,994)    (10,383,677)

Cash and cash equivalents at beginning
 of period                                          1,170,861      14,059,283
                                                  ------------    ------------
Cash and cash equivalents at end of period        $   205,867    $  3,675,606
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

Note 2.  Inventories

         Inventories, consisting of material, labor and overhead, are classified as follows:

                                   June 30,         December 31,
                                    1999               1998
                                --------------     --------------

       Finished goods          $   2,923,352      $   3,443,786
       Work in process             6,466,914          6,466,914
       Raw materials               1,143,635          1,143,635
       Less reserve for
        excess inventory         (10,344,551)       (10,344,551)
                               ---------------    ---------------
                               $     189,350      $     709,784
                               ===============    ===============

     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by Quality Assurance.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period, beginning January 1, 1998 and based on historical sales levels). As a result, inventories at June 30, 1999 and December 31, 1998, reflect a reserve for excess inventory of $10,344,551. As of December 31, 1998, the Company estimates that the remaining inventory value represents product to be sold within a one-year period.

Note 3.  Reverse Stock Split

     On January 6, 1999, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's Common Stock.

     The balance sheets, statements of changes in stockholders equity, earnings per share and all footnote disclosures at June 30, 1999 and December 31, 1998, as well as the loss per share and average outstanding shares for the three months and six months ended June 30, 1999 and 1998, have been restated to reflect the reverse split as if it had occurred on January 1, 1998.

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

Note 5. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of June 30, 1999, the Company had an accumulated deficit of approximately $129.1 million. For the six months ended June 30, 1999 and the years ended December 31, 1998, 1997 and 1996, the Company had losses from operations of approximately $3.9 million, $20.8 million, $22.4 million and $12.4 million, respectively. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     The Company has limited financial resources as of June 30, 1999 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     Based on the Company's estimates of revenues and expenses, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately September 15, 1999.
However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     As of August 5, 1999, the Company had an aggregate of $250,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     On May 25, 1999, the Company announced that based upon a meeting with the Food and Drug Administration regarding its Phase 3 clinical trial comparing ALFERON N Injection against Schering Plough's Intron(R)A for the treatment of previously untreated patients infected with hepatitis C virus, it would be required to conduct an additional clinical study prior to filing for approval with the FDA. The FDA advised the Company that the results of this trial were insufficient to file for approval because the designed endpoint of the trial (which required a showing of superiority in sustained normalization of liver enzymes at the end of treatment and after six months of follow up) was not met. At the present time, the Company does not have the resources necessary to conduct an additional study.

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

     In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross Liability and to issue to the Red Cross 300,000 shares of Common Stock (with a market value of $1,171,875 at December 4, 1998) and additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1,1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability, until September 30, 1999.

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

     The Company anticipates that the cash that will be utilized by the Company's operations in 1999 will be significantly less than in 1998 as a result of the discontinuance in 1998 of manufacturing, the conclusion in 1998 of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, and certain other cost reductions (including the layoff of 30 people) instituted in 1998 and early 1999 by the Company. Based on the Company's estimates of revenues and expenses, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately September 15, 1999. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated April 15, 1999 on the Company's consolidated financial statements ended December 31, 1998 notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

Six Months Ended June 30, 1999 Versus Six Months Ended June 30, 1998

     For the six months ended June 30, 1999, the Company's revenues of $986,187 included $985,910 from the sale of ALFERON N Injection and the balance from sales of research products. Revenues of $548,092 for the six months ended June 30, 1998 included $458,966 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Cost of goods sold and idle production costs totaled $1,636,579 and $2,779,803 for the six months ended June 30, 1999 and 1998, respectively. Idle production costs in the six months ended June 30, 1999 and 1998, represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998.

     In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, at which time revenues are recognized by the Company. In the six months ended June 30, 1999, the Company sold to wholesalers and other customers in the United States 7,897 vials of ALFERON N Injection, compared to 2,587 vials sold by the Company during the six months ended June 30, 1998. In addition, foreign sales of ALFERON N Injection were 354 vials and 2,000 vials for the six months ended June 30, 1999 and 1998, respectively.

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

     Research and development expenses during the six months ended June 30, 1999 of $1,942,989 decreased by $2,275,021 from $4,218,010 for the same period in 1998, principally because the Company has concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The Company received $29,375 in 1998, as rental income from GP Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

     General and administrative expenses for the six months ended June 30, 1999 were $1,261,076 as compared to $2,550,588 for the same period in 1998. The decrease of $1,289,512 was principally due to decreases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $60,000 for each of the six-month periods ended June 30, 1999 and 1998. For the six months ended June 30, 1998, receipts from GP Strategies for services provided to GP Strategies by Company personnel amounted to $12,500.

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

     Interest income for the six months ended June 30, 1999 was $5,377 as compared to $210,845 for the same period in 1998. The decrease of $205,468 was due to less funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $3,849,080 and $12,616,342 for the six months ended June 30, 1999 and 1998, respectively.

Three Months Ended June 30, 1999 Versus Three Months Ended June 30, 1998

     For the three  months  ended  June 30,  1999,  the  Company's  revenues  of
$526,389 were entirely from the sale of ALFERON N Injection. Revenues of $218,544 for the three months ended June 30, 1998 included $206,443 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Cost of goods sold and idle production costs totaled $603,360 and $2,576,417 for the three months ended June 30, 1999 and 1998, respectively. Idle production costs in the three months ended June 30, 1999 and 1998, represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998.

     In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, at which time revenues are recognized by the Company. In the three months ended June 30, 1999, the Company sold to wholesalers and other customers in the United States 4,189 vials of ALFERON N Injection, compared to 1,593 vials sold by the Company during the three months ended June 30, 1998. In addition, foreign sales of ALFERON N Injection were 192 vials and zero vials for the three months ended June 30, 1999 and 1998, respectively.

     Research and development expenses during the three months ended June 30, 1999 of $696,497 decreased by $1,466,374 from $2,162,871 for the same period in 1998, principally because the Company has concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients.

     General and administrative expenses for the three months ended June 30, 1999 were $458,381 as compared to $1,078,189 for the same period in 1998. The decrease of $619,808 was principally due to decreases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $30,000 for each of the three-month periods ended June 30, 1999 and 1998. For the three months ended June 30, 1998, receipts from GP Strategies for services provided to GP Strategies by Company personnel amounted to $6,250.

     Interest income for the three months ended June 30, 1999 was $640 as compared to $66,125 for the same period in 1998. The decrease of $65,485 was due to less funds available for investment in the current period.

     As a result of the foregoing, the Company incurred net losses of $1,231,209 and $5,532,808 for the three months ended June 30, 1999 and 1998, respectively.

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

     The Company has developed an informal plan to address Year 2000 concerns. The first phase, which the Company has completed was to inventory the IT systems and non-IT systems of the Company, determine which systems were not Year 2000 compliant or Year 2000 compatible, and, among any systems that were not Year 2000 compliant or Year 2000 compatible, distinguish "critical" systems from "non-critical" systems. Based upon the results of the tests which the Company has conducted, the Company believes that the IT systems utilized by its accounting department and the IT systems and non-IT systems utilized in the production of Alferon N Injection are Year 2000 compliant. The second phase, which the Company expects to complete by September 1999, is to remediate or replace critical IT and non-IT systems that are non-compliant or not compatible and then test such remediated or replaced systems.

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

     The Company's operations may also be impacted in the event third parties with whom the Company conducts significant business experience disruptions due to Year 2000 problems. These third parties include vendors, suppliers, distributors, clinical researchers, contract manufacturers, research partners, utility companies, financial institutions, and government agencies. Prior to the end of the third quarter of 1999, the Company intends to initiate communications with these third parties to assess their state of readiness. The Company currently believes that the most reasonably likely worst case scenario concerning the Year 2000 involves potential business disruption among these third parties. The Company could be materially adversely affected if any of these third parties experience business disruption due to a Year 2000 problem. While the Company intends to develop contingency plans to address potential business disruptions at these third parties, there can be no assurance that it will be able to do so and it is unlikely that any contingency plan will be able to fully mitigate the impact of significant business disruptions among these third parties.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed for the period ended June 30, 1999.

                            INTERFERON SCIENCES, INC.

                                 June 30, 1999




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                            INTERFERON SCIENCES, INC.




DATE:   August 11, 1999                By:     /s/ Lawrence M. Gordon
                                               ----------------------
                                                   Lawrence M. Gordon
                                               Chief Executive Officer




DATE:   August 11,  1999               By:     /s/ Donald W. Anderson
                                               ----------------------
                                                   Donald W. Anderson
                                                      Controller