Form 10-Q
period 1999-09-30
INTERFERON SCIENCES INC
filed 1999-11-12
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarter ended September 30, 1999

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

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of October 20, 1999:

Common Stock                                                  4,767,116  shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--September 30, 1999
     and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .  1

   Consolidated Condensed Statements of Operations--Three Months and Nine
     Months Ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . 2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Nine Months Ended

     September 30, 1999  . . . . . . . . . . . . . . . . . . . . . . . . . .  4

   Consolidated Condensed Statements of Cash Flows--Nine

     Months Ended September 30, 1999 and 1998. . . . . . . . . . . . . . . .  5

   Notes to Consolidated Condensed Financial Statements  . . . . . . . . . .6-8

   Management's Discussion and Analysis of Financial

     Condition and Results of Operations . . . . . . . . . . . . . . . . . 9-15

 Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . .   16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                             September 30,      December 31,
                                                 1999              1998

                                              (Unaudited)            *

                                             --------------    --------------
ASSETS

Current assets


  Cash and cash equivalents                   $     88,256      $   1,170,861
  Accounts and other receivables                   335,020            689,511
  Inventories, net of reserves
    of $7,154,458 and $10,344,551                                     709,784
  Prepaid expenses and other
    current assets                                 180,062             36,511
                                              -------------     --------------
Total current assets                               603,338          2,606,667
                                              -------------     --------------
Property, plant and equipment,
 at cost                                       12,759,273         12,771,773
Less accumulated depreciation                   (9,655,361)        (9,130,248)
                                              -------------     --------------
                                                 3,103,912          3,641,525
                                              -------------     --------------
Patent costs, net of accumulated
  amortization                                     227,431            250,305
Other assets                                        10,100            100,150
                                              -------------     --------------
Total assets                                  $  3,944,781      $   6,598,647
                                             ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and
    accrued expenses                          $  4,800,206      $   4,386,307
  Amount due GP Strategies                         721,412            108,943
                                             --------------     --------------
Total current liabilities                        5,521,618          4,495,250
                                             --------------     --------------
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-4,767,096 and
 4,360,808 shares                                   47,671             43,608
Capital in excess of par value                 128,547,625        127,933,885
Accumulated deficit                           (129,508,133)      (125,210,096)
Settlement shares                                 (664,000)          (664,000)
                                             --------------    ---------------
Total stockholders' equity                      (1,576,837)         2,103,397
                                             --------------    ---------------
Total liabilities and stockholders'
  equity                                      $  3,944,781     $    6,598,647
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


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30,

                                                ------------------------------
                                                   1999               1998
                                                ------------      ------------
Revenues


    Alferon N Injection                        $   998,275        $   634,612
    Research products and other revenues                                4,022
                                               -------------     -------------
Total revenues                                     998,275            638,634
                                               -------------     -------------
Costs and expenses
Cost of goods sold and idle
  production costs                                 518,686          1,165,238
Research and development                           513,776          1,943,198
General and administrative                         414,770          1,065,389
                                               -------------     -------------
Total costs and expenses                         1,447,232          4,173,825
                                               -------------     -------------
Loss from operations                              (448,957)        (3,535,191)

 Interest income                                                       29,433
                                                -------------     -------------
Net loss                                       $  (448,957)      $ (3,505,758)
                                               =============     =============

Basic and diluted loss per share               $      (.09)      $      (1.12)
                                               =============     =============
Weighted average number of

shares outstanding                               4,746,342          3,125,355










The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,

                                                ------------------------------
                                                   1999               1998
                                                ------------      ------------
Revenues


    Alferon N Injection                        $ 1,984,185        $ 1,093,578
    Research products and other revenues               277             93,148
                                               -------------     -------------
Total revenues                                   1,984,462          1,186,726
                                               -------------     -------------
Costs and expenses
Cost of goods sold and idle
  production costs                               2,155,265          3,945,041
Provision for excess inventory                                      3,089,841
Research and development                         2,456,765          6,161,208
General and administrative                       1,675,846          3,615,977
                                               -------------     -------------
Total costs and expenses                         6,287,876         16,812,067
                                               -------------     -------------
Loss from operations                            (4,303,414)       (15,625,341)

 Interest income                                     5,377            240,278

 Loss on repurchase of
  preferred stock                                                    (737,037)
                                               -------------     -------------
Net loss                                       $(4,298,037)      $(16,122,100)
                                               =============     =============

Basic and diluted loss per share               $      (.92)      $      (5.24)
                                               =============     =============
Weighted average number of

shares outstanding                               4,671,691          3,077,943









The accompanying notes are an integral part of these consolidated condensed financial statements.


                                            INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                       STOCKHOLDERS' EQUITY

                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                           (Unaudited)

                                            Capital                                           Total
                       Common Stock        in excess       Accummulated     Settlement     Stockholders'
                     Shares      Amount    of par value      Deficit           Shares         Equity

                     ------------------    ------------    ------------     ----------     -------------
Balance at
 Dec. 31,
 1998              4,360,808   $  43,608   $ 127,933,885   $(125,210,096)   $ (664,000)    $ 2,103,397

Common stock
 issued as
 payment against
 accounts payable    285,000       2,850         531,525                                       534,375

Common stock
 issued under
 Company 401(k)
 Plan                121,288       1,213          82,215                                        83,428

Net loss                                                      (4,298,037)                   (4,298,037)
                   ------------------------------------------------------------------------------------
Balance at
 September 30,
 1999              4,767,096   $  47,671   $ 128,547,625   $(129,508,133)   $ (664,000)    $(1,576,837)





The accompanying notes are an integral part of these consolidated condensed financial statements


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        Nine Months Ended
                                                           September 30,

                                                     -----------------------
                                                       1999           1998
                                                     -----------------------
Cash flows from operations:


 Net loss                                         $(4,298,037)   $(16,122,100)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                      560,487         670,141
   Accounts payable, compensation and
    benefits paid with common stock                   617,803         254,795
   Provision for excess inventory                                   3,089,841
   Change in operating assets and liabilities:
   Inventories                                        709,784        (979,273)
   Payables to GP Strategies                          612,469          78,931
   Accounts and other receivables                     354,491         687,636
   Prepaid expenses and other current
     assets                                          (143,551)        (14,278)
   Accounts payable and accrued expenses              413,899        (211,227)
   Loss on repurchase of preferred stock                              737,037
                                                  ------------    ------------
   Net cash used for operations                    (1,172,655)    (11,808,497)
                                                  ------------    ------------
Cash flows from investing activities:
 Additions to property, plant and equipment                          (206,697)
 Reductions to other assets                            90,050          35,000
                                                  ------------    ------------
Net cash provided by (used for)
   investing activities                                90,050        (171,697)
                                                  ------------    ------------
Cash flows from financing activities:
 Net proceeds from sale of common stock                               454,500
 Net proceeds from preferred stock
   offering                                                         7,179,000
 Repurchase of preferred stock                                     (7,916,037)
                                                  ------------    ------------
 Net cash used for financing activities                              (282,537)
                                                  ------------    ------------
Net decrease in cash and cash equivalents          (1,082,605)    (12,262,731)
Cash and cash equivalents at beginning
 of period                                          1,170,861      14,059,283
                                                  ------------    ------------
Cash and cash equivalents at end of period        $    88,256    $  1,796,552
                                                  ============    ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The financial information included herein is unaudited. Such information, however, reflects all adjustments consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2.  INVENTORIES

         Inventories, consisting of material, labor and overhead, are classified as follows:

                                September 30,      December 31,
                                    1999               1998

                                --------------     --------------

       Finished goods          $     574,875      $   3,443,786
       Work in process             5,435,948          6,466,914
       Raw materials               1,143,635          1,143,635
       Less reserve for
        excess inventory          (7,154,458)       (10,344,551)
                               ---------------    ---------------
                               $          --      $     709,784
                               ===============    ===============

         Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by Quality Assurance.

         In light of the results of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company had written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down was the result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period, beginning January 1, 1998 and based on historical sales levels). As a result, inventories at December 31, 1998, reflect a reserve for excess inventory of $10,344,551. As of December 31, 1998, the Company estimated that the remaining inventory value represented product to be sold within a one-year period. As of September 30, 1999, the remaining inventory value at December 31, 1998 had been fully utilized and therefore all remaining inventory is fully reserved.

Note 3.  Reverse Stock Split

         On January 6, 1999, the Company's  stockholders  approved a proposal to
amend  the  Company's   Restated   Certificate  of  Incorporation  to  effect  a
one-for-five reverse stock split of the Company's Common Stock.

         The balance sheets, statements of changes in stockholders equity, earnings per share and all footnote disclosures at September 30, 1999 and December 31, 1998, as well as the loss per share and average outstanding shares for the three months and nine months ended September 30, 1999 and 1998, have been restated to reflect the reverse split as if it had occurred on January 1, 1998.

NOTE 4. AGREEMENT WITH GP STRATEGIES CORPORATION

         In an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies
(i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Debt has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to allow a designee of GP Strategies to attend any meeting with the FDA with respect to approval of ALFERON N Injection for the treatment of hepatitis C and to issue GP Strategies 500,000 shares of Common Stock and five-year options to purchase 500,000 shares of Common Stock at a price of $1 per share. The Company also agreed not to increase its payroll during the term of the GP Strategies Debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note matures on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. To date, the Company has made no payments on the GP Strategies Debt. In addition, the Company has negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross has agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien.

NOTE 5. OPERATIONS AND LIQUIDITY

     The Company has experienced significant operating losses since its inception in 1980. As of September 30, 1999, the Company had an accumulated deficit of approximately $129.5 million. For the nine months ended September 30, 1999 and the years ended December 31, 1998, 1997 and 1996, the Company had losses from operations of approximately $4.3 million, $20.8 million, $22.4 million and $12.4 million, respectively. Although the Company received FDA approval in October 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

         The Company has limited financial resources as of September 30, 1999 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

         Based on the Company's estimates of revenues and expenses, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately November 30, 1999. If the Company is unable to obtain additional funding, it will be forced to cease operations. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

         As of October 25, 1999, the Company had an aggregate of $100,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

       On May 25, 1999, the Company announced that based upon a meeting with the Food and Drug Administration regarding its Phase 3 clinical trial comparing ALFERON N Injection against Schering Plough's Intron(R) A for the treatment of previously untreated patients infected with hepatitis C virus, it would be required to conduct an additional clinical study prior to filing for approval with the FDA. The FDA advised the Company that the results of this trial were insufficient to file for approval because the designed endpoint of the trial (which required a showing of superiority in sustained normalization of liver enzymes at the end of treatment and after six months of follow up) was not met. At the present time, the Company does not have the resources necessary to conduct an additional study.

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

         In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross
Liability and to issue to the Red Cross 300,000 shares of Common Stock (with a market value of $1,171,875 at December 4, 1998) and additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1,1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability, until September 30, 1999. To date, the Company has made no payments on the Red Cross Liability.

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

         In an agreement dated March 25, 1999, GP Strategies agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Debt has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to allow a designee of GP Strategies to attend any meeting with the FDA with respect to approval of ALFERON N Injection for the treatment of hepatitis C and to issue GP Strategies 500,000 shares of Common Stock and five-year options to purchase 500,000 shares of Common Stock at a price of $1 per share. The
Company also agreed not to increase its payroll during the term of the GP Strategies debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note matures on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. To date, the Company has made no payments on the GP Strategies Debt. In addition, the Company has negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross has agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien.

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

         The Company anticipates that the cash that will be utilized by the Company's operations in 1999 will be significantly less than in 1998 as a result of the discontinuance in 1998 of manufacturing, the conclusion in 1998 of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, and certain other cost reductions (including the layoff of 30 people) instituted in 1998 and early 1999 by the Company. Based on the Company's estimates of revenues and expenses, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately November 30, 1999. If the Company is unable to obtain additional funding, it will be forced to cease operations. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated April 15, 1999 on the Company's consolidated financial statements ended December 31, 1998 notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

     On April 13, 1999, NASDAQ advised the Company that the Company's Common Stock was being delisted for failure to maintain certain listing requirements. As a result of being delisted from NASDAQ, the Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

         For the nine months ended September 30, 1999, the Company's revenues of $1,984,462 included $1,984,185 from the sale of ALFERON N Injection and the balance from sales of research products. Revenues of $1,186,726 for the nine months ended September 30, 1998 included $1,093,578 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Cost of goods sold and idle production costs totaled $2,155,265 and $3,945,041 for the nine months ended September 30, 1999 and 1998, respectively. Idle production costs in the nine months ended September 30, 1999 and 1998, represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998.

         In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, at which time, the Company recognizes revenues. In the nine months ended September 30, 1999, the Company sold to wholesalers and other customers in the United States 16,088 vials of ALFERON N Injection, compared to 7,489 vials sold by the Company during the nine months ended September 30, 1998. In addition, foreign sales of ALFERON N Injection were 1,374 vials and 2,000 vials for the nine months ended September30, 1999 and 1998, respectively.

     In light of the results of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company had written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down was the result of the Company's reassessment of anticipated near-term needs for product to be sold or utilized in clinical trials (within approximately a two-year period beginning January 1, 1998 and based on historical sales levels). As a result, during the three months ended March 31, 1998, the Company recorded an inventory write-off of $3,089,841 in addition to the $7,254,710 inventory write-down, which was recorded at December 31, 1997. As of December 31, 1998, the Company estimated that the remaining inventory value represented product to be sold within a one-year period. As of September 30, 1999, the remaining inventory value at December 31, 1998 had been fully utilized and therefore all remaining inventory is fully reserved.

         Research and development expenses during the nine months ended September 30, 1999 of $2,456,765 decreased by $3,704,443 from $6,161,208 for the same period in 1998, principally because the Company has concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The Company received $29,375 in 1998, as rental income from GP Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

         General and administrative expenses for the nine months ended September 30, 1999 were $1,675,846 as compared to $3,615,977 for the same period in 1998. The decrease of $1,940,131 was principally due to decreases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $90,000 for each of the nine-month periods ended September 30, 1999 and 1998. For the nine months ended September 30, 1998, receipts from GP Strategies for services provided to GP Strategies by Company personnel amounted to $18,750.

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

         Interest income for the nine months ended September 30, 1999 was $5,377 as compared to $240,278 for the same period in 1998. The decrease of $234,901 was due to less funds available for investment in the current period.

         As a result of the foregoing, the Company incurred net losses of $4,298,037 and $16,122,100 for the nine months ended September 30, 1999 and 1998, respectively.

                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                     VERSUS
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

         For the three months ended September 30, 1999, the Company's revenues of $998,275 were entirely from the sale of ALFERON N Injection. Revenues of $638,634 for the three months ended September 30, 1998 included $634,612 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Cost of goods sold and idle production costs totaled $518,686 and $1,165,238 for the three months ended September 30, 1999 and 1998, respectively. Idle production costs in the three months ended September 30, 1999 and 1998, represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998.

         In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, at which time, the Company recognizes revenues. In the three months ended September 30, 1999, the Company sold to wholesalers and other customers in the United States 8,191 vials of ALFERON N Injection, compared to 4,902 vials sold by the Company during the three months ended September 30, 1998. In addition, foreign sales of ALFERON N Injection were 1,020 vials and zero vials for the three months ended September 30, 1999 and 1998, respectively.

         Research and development expenses during the three months ended September 30, 1999 of $513,776 decreased by $1,429,422 from $1,943,198 for the same period in 1998, principally because the Company has concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients.

         General and administrative expenses for the three months ended September 30, 1999 were $414,770 as compared to $1,065,389 for the same period in 1998. The decrease of $650,619 was principally due to decreases in payroll and other operating expenses. GP Strategies provides certain administrative services for which the Company paid GP Strategies $30,000 for each of the three-month periods ended September 30, 1999 and 1998. For the three months ended September 30, 1998, receipts from GP Strategies for services provided to GP Strategies by Company personnel amounted to $6,250.

         Interest income for the three months ended September 30, 1999 was zero as compared to $29,433 for the same period in 1998.

         As a result of the foregoing, the Company incurred net losses of $448,957 and $3,505,758 for the three months ended September 30, 1999 and 1998, respectively.

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

         The Company has developed a plan to address Year 2000 concerns. The first phase, which the Company has completed was to inventory the IT systems and non-IT systems of the Company, determine which systems were not Year 2000 compliant or Year 2000 compatible, and, among any systems that were not Year 2000 compliant or Year 2000 compatible, distinguish "critical" systems from "non-critical" systems. Based upon the results of the tests which the Company has conducted, the Company believes that the IT systems utilized by its accounting department and the IT systems and non-IT systems utilized in the production of Alferon N Injection are Year 2000 compliant. The second phase, which the Company has completed, remediated or replaced critical IT and non-IT systems that were non-compliant or not compatible and then tested such remediated or replaced systems.

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

         The Company has completed its assessment of the reasonably likely worst case scenario of Non-IT Systems and/or IT Systems failures and related consequences. The Company is in the process of preparing specific Year 2000 contingency plans to mitigate the potential impact of such failures. The Company's contingency plans, which are based in part on the assessment of the magnitude and probability of potential risks, primarily focus on steps to prevent Year 2000 failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair.

         The Company's operations may also be impacted in the event third parties with whom the Company conducts significant business experience disruptions due to Year 2000 problems. These third parties include vendors, suppliers, distributors, clinical researchers, contract manufacturers, research partners, utility companies, financial institutions, and government agencies. The Company has initiated communications with third party vendors to assess their state of readiness. The Company currently believes that the most reasonably likely worst case scenario concerning the Year 2000 involves potential business disruption among these third parties. The Company could be materially adversely affected if any of these third parties experience business disruption due to a Year 2000 problem. While the Company continues the development of contingency plans to address potential business disruptions, there can be no assurance that it will be able to do so and it is unlikely that any contingency plan will be able to fully mitigate the impact of significant business disruptions among these third parties.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed for the period ended September 30, 1999.

                            INTERFERON SCIENCES, INC.

                               September 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                            INTERFERON SCIENCES, INC.

DATE:   November  12, 1999                    By:     /s/ Lawrence M. Gordon
                                                      ----------------------
                                                          Lawrence M. Gordon
                                                       Chief Executive Officer

DATE:   November  12, 1999                    By:     /s/ Donald W. Anderson
                                                      ----------------------
                                                          Donald W. Anderson
                                                              Controller