Form 10-K
period 1999-12-31
INTERFERON SCIENCES INC
filed 2000-04-14
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 1999

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

                                   Yes X No --

                                                               ---- ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       As of April 1, 2000, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $14,500,000 based on the last reported sale price of such stock on the OTC Bulletin Board on March 31, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Class Outstanding at April 1, 2000
                                             -----------------------------------
Common Stock, par value $.01 per share                          5,387,473 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page

Item 1.  Business                                                             1

Item 2.  Properties                                                          12

Item 3.  Legal Proceedings                                                   12


Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                 13

Item 6.  Selected Financial Data                                             13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 14

Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk                                                         19

Item 8.  Financial Statements and Supplementary Data                         19

Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 36


Item 10. Directors and Executive Officers of the Registrant                  37

Item 11. Executive Compensation                                              37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                      37

Item 13. Certain Relationships and Related Transactions                      37

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                             38

                                     PART I

Item 1. Business

       (a) General Development of Business

         Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON N Injection(R) (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and the Company has been studying its potential use in the treatment of HIV, hepatitis C, and other indications. The Company has also been studying ALFERON N Gel(R) and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha Interferon, for the potential treatment of viral and immune system diseases.

       (b) Financial Information about Business Segments

         The Company operates as a single line of business. For the years ended December 31, 1999, 1998 and 1997, domestic sales totaled $2,204,437, $1,716,157 and $2,613,430, respectively, and foreign sales (primarily Germany) totaled $124,508, $214,500 and $314,155, respectively. All identifiable assets are located in the United States.

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

         Alpha interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. In the United States, all three of these types of alpha interferon are approved for commercial sale.

         The Company believes that the potential advantages of Natural Alpha Interferon over recombinant interferons may be based upon their respective molecular compositions. Natural Alpha Interferon is composed of a family of proteins containing many different molecular species of interferon. In contrast, recombinant alpha interferons each contain only a single species. Researchers have reported that the various species of interferon may have differing antiviral activity depending upon the type of virus. Natural Alpha Interferon presents a broad complement of species which the Company believes may account for its higher efficacy in laboratory studies with the HIV virus compared with that of recombinant alpha interferon 2a and 2b (ROFERON(R) A and INTRON(R) A, respectively). Natural Alpha Interferon is also glycosylated (partially covered with sugar molecules). Such glycosylation is not present on the currently marketed recombinant alpha interferons. The Company believes that the absence of glycosylation may be, in part, responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon. Although cell cultured-derived interferon is also composed of multiple glycosylated alpha interferon species, the types and relative quantity of these species are different from the Company's Natural Alpha Interferon.

         The production of Natural Alpha Interferon is dependent upon a supply of human white blood cells and other essential materials. The Company obtains white blood cells from FDA- licensed blood donor centers.

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

         Genital warts are usually treated using caustic chemicals or through physical removal methods. These procedures can be quite painful and effective treatment is often difficult to achieve. A topical formulation of an interferon inducer was approved by the FDA in 1997 for the treatment of genital warts. To date, the Company does not believe that such approval has had a material adverse effect on the sales of Alferon N Injection.

         Clinical Trials for New Indications. In an effort to obtain approval to market ALFERON N Injection for additional indications in the United States and around the world, the Company has conducted, and is currently planning, various clinical trials for new indications.

         HIV-infected patients. The Human Immunodeficiency Virus ("HIV") infection is at epidemic levels in the world. The World Health Organization projects that this virus will affect 30 to 40 million people by the year 2000. HIV infection usually signals the start of a progressive disease that compromises the immune systems, ultimately resulting in Acquired Immune Deficiency Syndrome ("AIDS"). The United States Centers for Disease Control estimates that as of the middle of 1999, there were approximately 285,000 people living with AIDS in the United States.

         An article published in AIDS Research and Human Retroviruses in 1993 by investigators at Walter Reed Army Institute of Research ("Walter Reed") in
collaboration with the Company's scientists indicated that the various interferon species display vast differences in their ability to affect virus replication. Walter Reed researchers found that the Company's Natural Alpha Interferon was 10 to 100 times more effective than equal concentrations of recombinant alpha interferon 2a and 2b, respectively, in blocking the replication of HIV-1, the AIDS virus, in infected human cells (monocytes) in vitro.

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

         In a follow-up analysis of patients' blood testing data, it was found after an average of 16 months after treatment, CD4 white blood cell counts remained essentially unchanged or were higher than at the onset of the trial in 11 of 20 patients. In addition, while on treatment, the amount of HIV detectable in the patients' blood, as measured by polymerize chain reaction ("PCR") testing, declined in a dose dependent manner (the greatest declines were observed in the highest dose group). Also, none of the patients were found to have developed neutralizing antibodies to Natural Alpha Interferon, even after being treated three times weekly for many months. These results were reported at the Third International Congress on Biological Response Modifiers held in Cancun, Mexico in January 1995 and were selected for a poster presentation at the 35th Interscience Conference on Antimicrobial Agents and Chemotherapy held in San Francisco in September 1995. An extensive report was published in the May 1996 Issue of the Journal of Infectious Diseases.

         It is important to note that, because of the small number of study participants and the absence of a control group, no firm conclusions can be drawn from these observations. However, based on the safety and preliminary efficacy data obtained from this trial and after meeting with the FDA, the Company conducted a multi-center Phase 3 clinical trial of ALFERON N Injection in HIV-infected patients, which was completed in December 1997. This randomized, double-blind, placebo-controlled trial was designed to evaluate the safety and efficacy of ALFERON N Injection in the treatment of HIV-positive patients, some of whom may have been taking other FDA-approved antiviral agents. Enrolled patients were required to have CD4 white blood cell counts of at least 250 cells per micrometer and a viral burden (as determined by PCR testing) of at least 2,000 RNA copies per milliliter. The Company completed the analysis of the data collected from the 16 investigator sites and attended a pre-filing meeting with the FDA in mid-March 1998. Shortly after that meeting, the FDA advised the Company that, although ALFERON N Injection demonstrated biological activity in this Phase 3 clinical trial, the results were insufficient for filing for approval for this additional indication for ALFERON N Injection. While the
results  over  the  course  of  treatment   demonstrated   benefits   that  were
statistically significant for the group of patients receiving ALFERON N Injection and highly statistically significant for the subgroup of such patients with high CD4 counts, the study's primary efficacy variable (reduction in viral load) was not met at the time point specified in the protocol (end of treatment). The FDA therefore indicated that an additional trial would be necessary to evaluate further the efficacy of ALFERON N Injection for this indication. The Company does not currently intend to pursue this program until it obtains substantial additional funding or enters into collaboration with another company for such purpose.

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

         Hepatitis C. Chronic viral hepatitis is a liver infection caused by various hepatitis viruses. The United States Centers for Disease Control estimates that nearly four million people in the United States are presently infected with the hepatitis C virus ("HCV"), a majority of whom become chronic carriers and will suffer gradual deterioration of their liver and possibly cancer of the liver. Several brands of recombinant interferon and a cell-cultured interferon have been approved for the treatment of hepatitis C in the United States and by various regulatory agencies worldwide. See "Business - ALFERON N Injection - Competition." However, reports have indicated that many patients either do not respond to treatment with the recombinant products or relapse after treatment. The Company has conducted three multi-center, randomized, open-label, dose ranging Phase 2 clinical trials utilizing ALFERON N Injection with patients chronically infected with HCV. The objective of the Company's HCV clinical studies was to compare the safety and efficacy of different doses of Natural Alpha Interferon injected subcutaneously in naive (previously untreated), refractory (unsuccessfully treated with recombinant interferon), and relapsing (initially responded to recombinant interferon but later relapsed) patients.

         The results in naive patients indicated a significant dose-dependent response at the end of treatment favoring the highest dose group. In addition, treatment of naive patients with ALFERON N Injection did not produce any interferon-neutralizing antibodies. An oral presentation of the results in naive patients was given at the American Association for the Study of Liver Diseases ("AASLD") meeting that took place in November 1995. The results of this study were published in the February 1997 issue of Hepatology.

         The results in refractory patients indicated a significant dose-dependent response at the end of treatment favoring the highest dose group. A poster presentation of the results in refractory patients was given at the AASLD meeting that took place in November 1995.

         As a result of the promising results obtained in the study on naive patients, the study on relapsing patients, which was accruing patients slowly, was terminated early so that the Company could concentrate its limited resources on pursuing the Phase 3 trials in naive patients, discussed below.

         After meeting with the FDA, the Company commenced in 1996 a Phase 3 multi-center, open label, randomized, controlled clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in naive chronic hepatitis C patients. The trial was conducted at 26 sites located in the United States and Canada and a total of 321 people were treated. The trial consisted of a 24-week treatment phase and 24-week follow-up and also included an interim analysis after approximately one-half of the enrolled patients completed the treatment and follow-up phases.

         On April 2, 1998, the Company announced it had completed the interim analysis of the results for approximately half of the enrolled patients. If the results of the interim analysis had demonstrated at a very high level of statistical significance that ALFERON N Injection is effective, the Company intended to seek FDA approval while continuing to follow the other enrolled patients. However, while the efficacy analysis indicated that ALFERON N
Injection and the control treatment (an approved therapy) appeared to yield similar results, the study protocol required a showing of superiority in order to meet the criteria for statistical significance in the interim analysis. Therefore the Company did not seek FDA approval based on the interim analysis. The Phase 3 study was completed in 1998. The Company completed the final analysis of the data in March 1999, and met with the FDA to determine the acceptability of the results for filing purposes. At that meeting, the FDA advised the Company that the results of the trial were insufficient to file for approval because the designed endpoint of the trial (which required a showing of superiority in sustained normalization of liver enzymes at the end of treatment and after six months of follow up) was not met. Therefore, the FDA informed the Company that an additional trial would be required to further evaluate the efficacy of Alferon N Injection for this indication. At the present time, the Company does not have the resources necessary to conduct an additional study and does not plan to initiate such a study unless it can find a sponsor to continue this program.

         HIV and Hepatitis C Co-Infected Patients. In December 1997, patient enrollment commenced in a Phase 2 multi-center, open label clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in patients co-infected with HIV and HCV. This study has been concluded and the data is presently being analyzed.

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

         In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting MS. However, reports in the scientific literature and elsewhere have indicated that the significant adverse reactions associated with the treatments may limit their usefulness for a subset of patients. In addition, Copaxone(R), a non-interferon product was approved by the FDA to treat relapsing-remitting multiple sclerosis. Based in part on encouraging anecdotal reports on the use of ALFERON N Injection in MS patients, as well as a recent poster presentation entitled "Management of Interferon-(beta)1b (Betaseron) Failures in MS With Interferon-(alpha)n3 (Alferon N)", given at the Charcot Foundation Meeting in Switzerland in March 2000, the Company would like to conduct a clinical trial in order to investigate the potential use of ALFERON N Injection for the treatment of MS. However, the timing of this trial will be dependent upon the Company's ability to obtain additional funding or a sponsor.

         Other HPV Indications or Routes of Administration. The Company is also evaluating whether to investigate the potential use of ALFERON N Injection by subcutaneous systemic administration for the treatment of genital warts. Currently, the approved route of administration is intralesional and requires up to 16 office visits to the medical practitioner. If subcutaneous systemic treatment were found to be efficacious, patients could potentially self-administer the product as they have done in many of the clinical trials conducted by the Company. This would make treatment considerably more convenient for patients.

         In addition, in the following two publications: "Adjuvant Interferon for Anal Condyloma, A Prospective Randomized Trial", Dis Colon Rectum 1994, and "Interferon as an Adjuvant Treatment for Genital Condyloma Acuminatum", Intl J Gynecol Obstet 1995, in which ALFERON N Injection was studied in conjunction with other treatments for genital warts, the authors reported that the addition of ALFERON N Injection to the other ablative therapies significantly reduced the recurrence rates. The Company is evaluating whether to conduct clinical trials to further investigate the potential use of ALFERON N Injection as an adjuvant to other genital wart treatments in the event it obtains additional funding.

     Marketing and Distribution. The Company has focused its efforts in the United States on making additional sales to existing customers. The Company does not have its own sales force. In June 1998, the Company entered into an agreement appointing Integrated Commercialization Solutions, Inc. ("ICS"), a subsidiary of Bergen Brunswig Corporation, as the sole United States distributor of ALFERON N Injection. ICS distributes ALFERON N Injection to wholesalers throughout the United States. The Company does not believe that the loss of any one wholesaler would have a material adverse effect on the Company's sales or Financial position. Pursuant to such agreement, ICS also provides clinical and product information, reimbursement information and services, and management of patient assistance services. Most of the Company's sales have been in the United States.

         Manufacturing. The purified drug concentrate utilized in the formulation of ALFERON N Injection is manufactured in the Company's facility located in New Brunswick, New Jersey, and ALFERON N Injection is formulated and packaged at a production facility located in McPherson, Kansas and operated by Abbott Laboratories Inc. ("Abbott") pursuant to a processing and supply agreement entered into in September 1994. Under the terms of the agreement with Abbott, the Company pays Abbott an agreed price to formulate and package ALFERON N Injection in accordance with specifications provided by the Company. At the present time, the Company has discontinued production of crude interferon. The
Company intends to convert intermediates to finished product as needed. The Company believes it has produced sufficient inventory of these intermediates to satisfy its clinical and commercial needs for the foreseeable future. See
"Business - ALFERON N Injection - Clinical Trials for New Indications," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Governmental Regulation," and "Properties."

         Competition. Presently, INTRON A, manufactured by Schering Plough Corp. ("Schering"), is the one other injectable interferon product approved by the FDA for the treatment of genital warts. INTRON A is made from recombinant alpha interferon. Since the production of INTRON A is not dependent on a source of human blood cells, it may be able to be produced in greater volume and at a lower cost than ALFERON N Injection. Currently, the Company's wholesale price on a per unit basis of ALFERON N Injection is substantially higher than that of INTRON A. In 1997, 3M Pharmaceuticals received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of external genital and perianal warts. ALFERON N Injection also competes with surgical, chemical, and other methods of treating genital warts. The Company cannot assess the impact from products developed by the Company's competitors or advances in other methods of the treatment of genital warts on the commercial viability of its product.

         If and when the Company obtains approvals for additional indications of ALFERON N Injection, it expects to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.

         A number of synthetic antiviral compounds have been approved in the United States and certain foreign countries for the treatment, primarily in combination therapy, of HIV infection and AIDS. Shown in Table 1 below are the drugs, which are currently approved in the United States for the treatment of patients infected with HIV.


         Table 1: HIV Antiretroviral Drugs Approved in the United States

Class of Drug                Brand Name      Generic Name               Manufacturer
----------------------------------------------------------------------------------------------

Nucleoside Reverse           Combivir(R)     Zidovudine + Lamivudine    Glaxo Wellcome
Transcriptase Inhibitors     Epivir(R)       Lamivudine                 Glaxo Wellcome
                             Hivid(R)        Zalcitabine                Hoffmann-La Roche
                             Retrovir(R)     Zidovudine                 Glaxo Wellcome
                             Videx(R)        Didanosine                 Bristol-Myers Squibb
                             Zerit(R)        Stavudine                  Bristol-Myers Squibb
                             Ziagen(R)       Abacavir                   Glaxo Wellcome
Non-Nucleoside Reverse       Rescriptor(R)   Delavirdine                Pharmacia & Upjohn
Transcriptase Inhibitors     Viramune(R)     Nevirapine                 Boehringer Ingelheim
                             Sustiva(R)      Efavirenz                  DuPont-Merck
Protease Inhibitors          Crixivan(R)     Indinavir                  Merck & Co.
                             Invirase(R)     Saquinavir                 Hoffmann-La Roche
                             Fortovase(R)    Saquinavir                 Hoffmann-La Roche
                             Norvir(R)       Ritonavir                  Abbott Laboratories
                             Viracept(R)     Nelfinavir                 Agouron Pharmaceuticals
                             Agenerase(R)    Amprenavir                 Glaxo Wellcome


         Schering's recombinant interferon product is already approved for the treatment of hepatitis C and hepatitis B in the United States and other markets, as well as for many other medical uses. Roche Pharmaceuticals's recombinant interferon product has been approved for the treatment of hepatitis C in the United States and for other medical uses in the United States and in foreign countries. In addition, Amgen Inc.'s recombinant interferon, Infergen(R), also known as consensus interferon product, as well as Glaxo Wellcome's cell culture derived interferon, Wellferon(R), are approved for the treatment of hepatitis C in the United States.

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

         Cervical Dysplasia. Affecting approximately 500,000 to one million women each year in the United States alone, cervical dysplasia, or abnormal cervical cells, has been identified as a potential precursor to cervical cancer. Cervical cancer strikes approximately 13,000 women in the United States each year, causing 5,000 deaths, and is responsible for more than half a million deaths worldwide. Cervical dysplasia is caused by certain strains of the human papillomavirus ("HPV"), the same family of viruses that causes genital warts. The Company has completed a small Phase 2 dose-ranging study using ALFERON N Gel at the Columbia-Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Pap smears, identification tests for the presence and type of virus, and cervical biopsies indicated that ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia as indicated in the majority of patients who completed the treatment course. The Company presently does not plan to start additional clinical trials for this indication unless it can find a sponsor.

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

         ALFERON N Gel may also be beneficial to immunocompromised patients with mucocutaneous herpes. Patients with this form of herpes suffer from persistent skin lesions, which have become resistant to existing therapies. The Company will not start clinical trials for this indication unless additional funding or a sponsor is secured.

         ALFERON N Gel may also be of benefit to patients who have intravaginal warts. However, the Company will not start clinical trials for this indication unless additional funding or a sponsor is secured.

         Marketing and Distribution. The Company does not have any marketing agreement with respect to ALFERON N Gel and, if FDA approval is obtained, no assurance can be given that the Company will be able to enter into a marketing agreement on terms satisfactory to the Company. The Company may also choose to market ALFERON N Gel itself if FDA approval is obtained.

         Competition. The Company believes that three antiviral products are presently sold in the United States for the treatment of recurrent genital herpes: Zovirax(R) (manufactured by Glaxo Wellcome, Inc.) which contains acyclovir and is administered orally, topically, or intravenously, Famvir(R) (manufactured by SmithKline Beecham Pharmaceuticals) which contains famcyclovir and is administered orally, and Valtrex(R) (manufactured by Glaxo Wellcome, Inc.) which contains valacyclovir and is also administered orally. The only current treatment for cervical dysplasia in the United States is surgery, while intravaginal warts are treated with ablative therapy.

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

         HIV-infected patients. The Company has completed two double-blind studies at Mount Sinai Medical Center in New York involving ALFERON LDO. One was a placebo-controlled study in AIDS-related complex ("ARC") patients, and the other was a dose ranging study in AIDS or ARC patients. The results from the placebo-controlled study did not demonstrate a significant improvement or alteration in the expected progression of the disease, although patients receiving ALFERON LDO reported greater energy and appetite than those given the placebo. The results from the dose ranging study indicate that one of the doses may promote weight gain and an increase in energy and overall well-being. At the insistence of AIDS groups and community-based physicians who had been using low-dose oral formulations of interferon in their practice, the NIAID launched in 1996 a Phase 3 trial of three preparations of low-dose oral interferon, including ALFERON LDO and matching placebos. An advisory committee comprised of representatives from the Company and other interferon manufacturers, AIDS Support groups, the FDA, and the National Institutes of Health was organized to design this multicenter study, which examined the effectiveness of low dose oral alpha interferon therapy on several quality-of-life parameters of importance to patients infected with HIV. Patients enrolled in the study were randomly assigned to one of four treatment groups, with all participants receiving three preparations. In three of the groups, patients received one active compound and two placebos. Patients in the fourth group received only placebos. This was a double-blind study and had a six-month treatment phase and six-month follow-up period. While in the study, patients were permitted to take antiretroviral drugs and therapies against opportunistic infections. The Company provided clinical quantities of ALFERON LDO for use in the study.

         In June 1997, NIAID terminated enrollment in this study with 247 out of the required 560 patients enrolled. Even though the trial did not enroll the number of patients the advisory committee had deemed necessary to determine if the drugs were effective, the results were recently published in the Journal of Acquired Immune Deficiency Syndromes in December of 1999. In that article the authors concluded: "Although the trial was designed to enroll 560 study subjects and was prematurely terminated because of slow accrual and discontinuation of participants, the small differences among the arms in the primary and secondary endpoints do not support claims of efficacy for the measures studied." The Company does not presently anticipate the further development of ALFERON LDO for this use or any other use unless a sponsor is secured.

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

Patents

         In 1996, the Company was issued a United States patent, comprised of 15 claims, for Natural Alpha Interferon. The two major claims are for (i) a highly purified Natural Alpha Interferon composition produced from human peripheral blood leukocytes and (ii) an improved method to produce this composition. The issuance of this patent gives the Company protection for the manufacture, use, and sale of its Natural Alpha Interferon product in the United States and prevents a competitor from producing or using equivalent products derived from human peripheral blood leukocytes. Patents have also been issued in selected foreign countries. In 1997, the Company was issued a second United States patent which broadens the scope of the first one to cover certain individual, or mixtures of, alpha interferon species present in Natural Alpha Interferon.

         Also in 1996, the Company was issued a United States patent, comprised of four claims that will expand the Company's portfolio on overall technologies in the interferon field. The biological activities of interferon take place when the interferon binds to Type 1-interferon receptor proteins, which are present in various human cells. The major claim is the composition claim for an interferon receptor protein specifically binding alpha and beta, but not gamma, interferons. The receptor, which is isolated from a cancerous cell line, binds both natural and recombinant alpha interferons and is a variant form of the human interferon receptor (Type 1) which has been found in some cases of acute leukemia. The claimed receptor protein could be used to produce anti-receptor antibodies that may have potential use in diagnostic testing for tumors or cancers which have an abnormal number of receptors. The claimed receptor protein may also have potential use as a therapeutic agent for those diseases, which have aberrant production of interferon, by binding to and neutralizing the excess interferon.

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

         In 1999, the Company was issued a United States patent, comprised of 16 claims, that describes an innovative method for recovery of white blood cells from recycled filters. Major blood centers in the United States and foreign countries have been adopting a process to use filters to deplete white blood cells (leukoreduction) from plasma, red blood cells, platelets, and other blood preparations. Typically, these filters which contain a large amount of white blood cells are discarded. The new invention provides an efficient back-flushing method to recover functional white blood cells from these filters. The white blood cells recovered can be used for production of interferons and other cytokines for use as therapeutic products. They can also be used for further isolation of subsets of white blood cells for development of new immunological products. This invention protects the Company's ability to utilize white blood cells collected in the filters for interferon production when the leukoreduction process is uniformly implemented in blood centers. An international patent application was filed in December 1998.

Licenses and Royalty Obligations

         F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche, Inc. (collectively, "Hoffmann") have been issued patents covering human alpha interferon in many countries throughout the world. In 1995, the Company obtained a non-exclusive perpetual license from Hoffmann (the "Hoffmann Agreement") which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann, any formulation of Natural Alpha Interferon. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann, which consent cannot be unreasonably withheld.

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

         In 1989, the Company entered into the Amarillo Agreement. Amarillo, which is located in Amarillo, Texas, is in the business of the research and development of animal health products and became a public company in 1996. Under the terms of the Amarillo Agreement, the Company has a non-exclusive license under all of Amarillo's issued patents, patent applications, and "know-how" relating to the treatment of humans by the oral administration of Natural Alpha Interferon in low doses. In addition, Amarillo has the right to purchase the Company's Natural Alpha Interferon for use in the animal health market and is obligated to pay royalties to the Company based upon sales using the Company's Natural Alpha Interferon.

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

Research Staff and Employees

         As of March 15, 2000, the Company had 35 employees, 15 of whom work less than full time. Of the 35 employees, 6 hold Ph.D. degrees, 1 holds an M.D. degree and 13 hold other degrees in scientific or technical fields. Of such employees, approximately 6 were engaged in research and product development, 9 were engaged in quality control, regulatory and quality assurance and product and process improvement for manufacturing, 8 were engaged in engineering and maintenance, 3 were engaged in medical affairs and 9 were general and administrative personnel.

Research and Development

         During the years ended December 31, 1999, 1998, and 1997, the Company expended approximately $3.1 million, $8.7 million, and $11.9 million, respectively for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs.

Executive Officers of the Registrant

         The following table sets forth the names of the principal executive officers of the Company as of March 15, 2000 and their positions with the Company. The principal business experience of the executive officers for the last five years is also described below.

Name                                                  Age                  Position

Samuel H. Ronel, Ph.D                                 63                   Chairman of the Board

Lawrence M. Gordon                                    46                   Chief Executive Officer and a
                                                                           Director

Stanley G. Schutzbank, Ph.D., R.A.C.                  54                   President and a Director

Donald W. Anderson                                    50                   Controller (Principal
                                                                           Accounting and Financial
                                                                           Officer) and Secretary

Mei-June Liao, Ph.D.                                  48                   Vice President, Research and
                                                                           Development

James R. Knill, M.D.                                  67                   Vice President, Medical Affairs

Robert P. Hansen                                      56                   Vice President, Manufacturing


         Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined GP Strategies in 1970 and served as the Vice President of Research and Development of GP Strategies and as the President of Hydro Med Sciences, a division of GP Strategies, from 1976 to September 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997. Since 1999 he has been a member of the Technology Advisory Board of the New Jersey Economic Development Authority.

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

         Mei-June Liao, Ph.D. has been Vice President, Research and Development of the Company since March 1995. She has served as a Director, Research & Deve-
lopment since 1987, and held senior positions in the Company's Research & Development Department since 1983. Dr. Liao received her Ph.D. from Yale Univ-ersity and completed a three-year postdoctoral appointment at the Massachusetts Institute of Technology under the direction of Nobel Laureate in Medicine, Professor H. Gobind Khorana. Dr. Liao has authored many scientific publications and invention disclosures.

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

         The Company owns two freestanding buildings comprising approximately 44,000 square feet which are located in New Brunswick, New Jersey. The Company uses the facilities for staff offices, for the conversion of interferon intermediates to finished product, for quality control and research activities, and for the storage of raw, in process and finished materials.

         The Company believes that its current facilities and equipment are suitable and adequate for research and development and the conversion of interferon intermediates to finished product, and in good condition.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The Common Stock is traded on the OTC Bulletin Board and is quoted under the symbol IFSC. On April 13, 1999, the Common Stock was delisted from the NASDAQ National Market System for failure to maintain certain listing requirements. The following table sets forth for each period indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ National Market System through April 13, 1999 and on the OTC Bulletin Board commencing April 14, 1999.

         All prices have been adjusted for a one-for-five reverse stock split effective as of January 6, 1999.

                             1 9 9 9                         1 9 9 8
                            ------------                    -----------

Quarter                 High          Low               High          Low
-------                 ----          ---               ----          ---
First.......          $ 2 1/2       $ 3/4            $ 46 7/8      $ 18 29/32
Second....              1             3/16             35 15/16       4 17/32
Third......               1/2         7/32              6 1/4         2 1/2
Fourth.....               15/32       1/8               8 3/4         1 13/32


         As of April 1, 2000, the Company had 720 stockholders of record.

         The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.

Item 6.  Selected Financial Data
--------------------------------
(Thousands of dollars except per share data)

                                                              Year Ended December 31,
                                    1999             1998         1997       1996      1995
                                    ----             ----         ----       ----      ----

Revenues                            $2,329      $  2,007     $  2,956    $ 2,092   $ 1,296
Cost of goods sold and excess/
  idle production costs              3,552          6,533        1,858     1,400     3,076

Research and development
  costs, net                         3,060         8,655       11,864      6,400     3,726

General and administrative
  expense                            2,315         4,570        4,389      3,405     1,940

Loss from operations*               (5,420)      (20,841)     (22,410)   (12,426)   (7,447)
Interest (expense and financing
  costs) income, net                  (530)          253          670        441        75

Gain on sale of state net
  operating loss carryovers          2,349

Net loss*                           (3,602)      (21,325)     (21,740)   (11,986)   (7,372)
Basic and diluted loss per
   share of common stock**            (.71)        (6.67)       (8.15)     (5.98)    (5.55)

Dividends                              NONE         NONE         NONE       NONE      NONE
----------------------------------

*The  Company  has  suffered   recurring  losses  from  operations  and  has  an
accumulated deficit that raise substantial doubt about its ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements).

**All periods have been restated to reflect the effect of the one-for-four reverse stock split effective as of March 21, 1997 and for the one-for-five reverse stock split effective as of January 6, 1999 (see Note 10 to the Consolidated Financial Statements).


                                                      December 31,

                                   1999          1998       1997      1996      1995
                                   -------------------------------------------------


Total assets                      $6,256       $6,599    $24,153   $27,743   $13,953

Working capital (deficiency)      (2,097)       (1,889)   14,529    19,929     7,062

Stockholders' equity                 557        2,103     20,214    25,374    12,827


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Since 1981, the Company has been primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. The Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts. ALFERON N Injection is currently marketed and sold in the United States by the Company and in Mexico and Germany by licensees. However, the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications. The future revenues and profitability of, and availability of capital for, biotechnology companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. The Company has limited financial resources with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. The Company has primarily financed its operations to date through private placements and public offerings of the Company's securities. This may be more difficult in the future in light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients. See "Business - ALFERON N Injection - Clinical Trials for New Indications."

Liquidity and Capital Resources

         As of April 10, 2000, the Company had an aggregate of $650,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

         Based on the Company's estimates of revenues, expenses, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately June 30, 2000. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Independent Auditors' Report dated April 10, 2000 on the Company's consolidated financial statements as of and for the year ended
December 31, 1999 notes that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

         The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 1999, the Company submitted an application to the New Jersey Economic Development Authority (the "EDA") to participate in the Program and the application was approved. The EDA then issued a certificate certifying the Company's eligibility to participate in the Program and the amount of New Jersey net operating loss carryovers the Company has available to transfer. Since New Jersey law provides that net operating losses can be carried over for up to seven years, the Company may be able to transfer its New Jersey net operating losses from the last seven years. The Company estimated that, as of January 1, 1999, it had approximately $85 million of unused New Jersey net operating loss carryovers available for transfer under the Program. The Program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit.

         During December 1999, the Company completed the sale of approximately $32 million of its New Jersey tax loss carryforwards and received $2.35 million. In June 2000, the Company will submit an application to sell an additional $4.8 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers of approximately $53 million by 9%). The actual amount of tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for future years is $40 million per year.

         On May 25, 1999, the Company announced that based upon a meeting with the Food and Drug Administration regarding its Phase 3 clinical trial comparing ALFERON N Injection against Schering Plough's Intron(R) A for the treatment of previously untreated patients infected with hepatitis C virus, it would be required to conduct an additional clinical study prior to filing for approval with the FDA. The FDA advised the Company that the results of this trial were insufficient to file for approval because the designed endpoint of the trial (which required a showing of superiority in sustained normalization of liver enzymes at the end of treatment and after six months of follow up) was not met. At the present time, the Company does not have the resources necessary to conduct an additional study and does not plan to initiate such a study unless it can find a sponsor to continue this program.

         The Company has obtained human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the American Red Cross (the "Red Cross") pursuant to a supply agreement dated April 1, 1997 (the "Supply Agreement"). The Company will not need more human white blood cells until such time as production of ALFERON N Injection is resumed, and has not purchased any since April 1, 1998. Under the terms of the Supply Agreement, the Company was obligated to purchase a minimum amount of human white blood cells each month through March 1999 (the "Minimum Purchase Commitment"), with an aggregate Minimum Purchase Commitment during the period from April 1998 through March 1999 in excess of $3,000,000. As of November 23, 1998, the Company owed the Red Cross approximately $1.46 million plus interest at the rate of 6% annum accruing from April 1, 1998 (the "Red Cross Liability") for white blood cells purchased pursuant to the Supply Agreement.

         In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross
Liability and to issue to the Red Cross 300,000 shares of Common Stock (with a market value of $1,171,875 at December 4, 1998)and additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1,1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability, until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. Under the terms of such agreement, the Company is allowing the Red Cross to sell the Company's real estate. In the event the Red Cross is successful in selling the Company's real estate, the Company would hope to be able to enter into a lease with the new owner, although there can be no assurance.

         As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company has recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during 1999 and from November 23,
1998 to December 31, 1998, an adjustment for $550,000 and $525,000 has been recorded with a corresponding charge to operations during 1999 and 1998, respectively. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at December 31, 1999 and at April 1, 2000 was approximately $1,579,000 and $1,228,000, respectively.

         In an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies
(i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of Common Stock (the "GP Stock") and a five-year warrant (the "GP Warrant") to purchase 500,000 shares of Common Stock at a price of $1 per share. The Company also agreed not to increase its payroll during the term of the GP Strategies debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, (ii) the Company agreed to file a registration statement prior to July 31, 2000 covering the shares issuable upon exercise of the GP Warrant and any of the GP Shares for which Rule 144 under the Securities Act of 1933 was not available, and (iii) the Management Agreement between the Company and GP Strategies was terminated (see Note 13 to the Consolidated Financial Statements) and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of $130,000 were discharged and eliminated. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

         The Company's Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Year Ended December 31, 1999 versus Year Ended December 31, 1998

         For the year ended December 31, 1999 (the "1999 Period"), the Company's revenues of $2,329,222 included $2,328,945 from the sale of ALFERON N Injection and the balance from sales of research products. Revenues of $2,007,007 for the year ended December 31, 1998 (the "1998 Period") included $1,930,657 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Cost of goods sold and idle production costs totalled $3,552,026 and $6,533,462 for the 1999 Period and 1998 Period, respectively. Idle production costs in the 1999 and 1998 Periods, represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998.

         In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, at which time, the Company recognizes revenues. In the 1999 Period, the Company sold to wholesalers and other customers in the United States 19,463 vials of ALFERON N Injection, compared to 13,284 vials sold by the Company during the 1998 Period. In addition, foreign sales of ALFERON N Injection were 1,374 vials and 3,300 vials for the 1999 and 1998 periods, respectively.

         During 1999, a portion of the reserve for excess inventory was reversed in the amount of $1,177,531 as compared to a provision for excess inventory of $3,089,841 during 1998 in order to reflect the inventory at its estimated net realizable value.

         Research and development expenses during the 1999 Period of $3,060,019 decreased by $5,594,869 from $8,654,888 for the 1998 Period, principally because the Company has concluded its Phase 3 clinical studies of ALFERON N Injection in HIV- and HCV-infected patients. The Company received $29,375 in 1998, as rental income from GP Strategies for the use of a portion of the Company's facilities, which offset research and development expenses.

         General and administrative expenses for the 1999 Period were $2,315,010 as compared to $4,569,608 for the 1998 Period. The decrease in the 1999 Period was principally due to decreases in payroll and other operating expenses.

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

         Interest income for the 1999 Period was $6,104 as compared to $252,528 for the 1998 Period. The decrease of $246,424 was due to less funds available for investment in the 1999 Period.

         Interest expense and financing costs for the 1999 Period was $536,394, primarily due to interest and other costs related to the GP Strategies Debt in 1999, as compared to zero for the 1998 Period.

         During December 1999, the Company completed the sale of a portion of its New Jersey tax loss carryforwards and recorded a gain on such sale amounting to $2,348,509, which is recorded as an income tax benefit.

         As a result of the foregoing, the Company incurred net losses of $3,602,083 and $21,325,301 for the 1999 Period and 1998 Period, respectively.

Year Ended December 31, 1998 Versus Year Ended December 31, 1997

         For the year ended December 31, 1998, the Company's revenues of $2,007,007 included $1,930,657 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues. Revenues of $2,955,802 for the year ended December 31, 1997 (the "1997 Period") included $2,927,585 from the sale of ALFERON N Injection and the balance from sales of research products. Cost of goods sold and idle production costs totaled $6,533,462 and $1,857,959 for the 1998 Period and 1997 Period, respectively. Idle production costs in the 1998 Period primarily represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. There were no idle production costs in the 1997 Period.

         In May 1997, the Company appointed Alternate Site Distributors, Inc. ("ASD"), a wholly owned subsidiary of Bergen Brunswig Corporation, the sole United States distributor of ALFERON N Injection. Under the agreement with ASD, the Company sold vials to ASD, which then resold them to the marketplace. As a result, the Company recognized revenues when it sold vials to ASD, rather than when ASD resold them to the marketplace. In June 1998, the Company replaced ASD with Integrated Commercialization Solutions ("ICS"), another subsidiary of Bergen Brunswig Corporation better able to handle the Company's specialty distribution requirements. Under the new agreement, vials are not sold to ICS, but are instead sold by the Company directly to the marketplace, under the administration of ICS, at which time revenues are recognized by the Company. In the 1998 Period, the Company sold to wholesalers and other customers in the United States 13,284 vials of ALFERON N Injection, compared to 21,584 vials sold by the Company during the 1997 Period. In addition, foreign sales of ALFERON N Injection were 3,300 vials and 4,587 vials for the 1998 and 1997 Periods, respectively.

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

Recent Accounting Developments

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivatives as either assets or liabilities in the activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement as amended by SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is still evaluating its position with respect to the use of derivative instruments.

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101, amended by SAB 101A, issued on March 24, 2000, requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

         FASB Interpretation No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The Company is evaluating the impact on its financial position and results of operations.

Year 2000

         The Company did not experience any business or operational disruptions, resulting from the Company's or its suppliers, as a result of the arrival of the year 2000.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Independent Auditors' Report                                            20
Financial Statements:

Consolidated Balance Sheets - December 31, 1999 and 1998                21

Consolidated Statements of Operations - Years ended
      December 31, 1999, 1998 and 1997                                  22

Consolidated Statements of Changes in Stockholders'
      Equity - Years ended December 31, 1999, 1998 and 1997             23

Consolidated Statements of Cash Flows - Years ended
      December 31, 1999, 1998 and 1997                                  24

Notes to Consolidated Financial Statements                              25

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

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

                                                                /s/ KPMG LLP


New York, New York
April 10, 2000



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                        ------------
                                                   1999              1998
                                                   ----              ----

ASSETS

Current assets

  Cash and cash equivalents                     $ 2,273,242        $ 1,170,861
  Accounts and other receivables                     35,561            689,511
  Inventories, net of reserves of
      $6,225,185 and $10,344,551                    766,000            709,784
  Prepaid expenses and other current assets          27,018             36,511
                                                -------------      ------------
Total current assets                              3,101,821          2,606,667
                                                -------------      ------------
Property, plant and equipment, at cost
  Land                                              140,650            140,650
  Buildings and improvements                      7,702,825          7,702,825
  Equipment                                       4,915,798          4,928,298
                                                --------------     ------------
                                                 12,759,273         12,771,773

Less accumulated depreciation                    (9,834,558)        (9,130,248)
                                                ------------       ------------
                                                  2,924,715          3,641,525
                                                ------------       ------------
Patent costs, net of accumulated amortization
  of $301,339 and $270,856                          219,822            250,305
Other assets                                         10,100            100,150
                                                ------------       ------------
                                                $ 6,256,458       $  6,598,647
                                                ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

  Accounts payable                              $ 4,396,181       $  4,149,666
  Accrued expenses                                  519,285            236,641
  Amount due GP Strategies                          283,637            108,943
                                                -------------     -------------
Total current liabilities                         5,199,103          4,495,250
                                                -------------     -------------
Note payable to GP Strategies                       500,000
                                                -------------     -------------

Commitments

Stockholders' equity

  Preferred stock, par value $.01 per share; authorized - 5,000,000 shares; none issued and outstanding Common stock, par value $.01 per share; authorized

   - 55,000,000 shares; issued and outstanding
   - 5,327,473 and 4,360,808 shares                  53,275             43,608
  Capital in excess of par value                129,397,259        127,933,885
  Accumulated deficit                          (128,812,179)      (125,210,096)
  Settlement shares                                 (81,000)          (664,000)
                                                --------------    -------------
Total stockholders' equity                          557,355          2,103,397
                                                --------------    -------------
                                              $   6,256,458        $  6,598,647
                                                =============     =============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 1999          1998             1997
                                               --------       --------         -------


Revenues

ALFERON N Injection                          $  2,328,945   $  1,930,657    $  2,927,585
Research products and other
  revenues                                            277         76,350          28,217
                                              ------------   ------------    ------------
Total revenues                                  2,329,222      2,007,007       2,955,802
                                              ------------   ------------    ------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                              3,552,026      6,533,462       1,857,959
(Reversal) Provision for excess inventory      (1,177,531)     3,089,841       7,254,710
Research and development                        3,060,019      8,654,888      11,863,987
General and administrative                      2,315,010      4,569,608       4,389,025
                                              ------------   -------------   ------------
Total costs and expenses                        7,749,524     22,847,799      25,365,681
                                              ------------   -------------   ------------
Loss from operations                           (5,420,302)   (20,840,792)    (22,409,879)

Interest income                                     6,104        252,528         670,199
Interest expense and financing costs             (536,394)
Loss on repurchase of preferred stock                             (737,037)
                                               -----------   -------------   ------------
Loss before income tax benefit                 (5,950,592)   (21,325,301)    (21,739,680)

                                               -----------   -------------   ------------
Income tax benefit:
Gain on sale of state net operating loss
  carryovers                                    2,348,509
                                              -------------  -------------   ------------
Net loss                                     $ (3,602,083)  $(21,325,301)   $(21,739,680)
                                              =============  =============   ============
Basic and diluted

  loss per share                             $       (.71)  $      (6.67)   $      (8.15)
                                              =============  =============   ============
Weighted average number of
shares outstanding                              5,088,620      3,199,396       2,668,352
                                              =============  =============   ============

The accompanying notes are an integral part of these consolidated financial statements



                                                             INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                             Capital in                               Total
                                     Preferred stock      Common stock       excess of      Accumulated  Settlement   stockholders'
                                     Shares   Amount   Shares     Amount     par value       deficit      shares      equity
                                     ---------------   ------------------  ------------  --------------  ----------   -------------


Balance at December 31, 1996               $          2,455,239   $24,552  $107,494,394    $(82,145,115)   $           $25,373,831
Net proceeds from sale of
 common stock                                           582,418     5,824    16,429,896                                 16,435,720
Purchase of fractional shares of
 common stock resulting from
 reverse stock split                                        (21)        -          (633)                                     (633)
Common stock issued
 under Company 401(k) plan                                  483         5        22,962                                     22,967
Proceeds from exercise
 of common stock options                                  3,962        40       121,395                                    121,435
Net loss                                                                                    (21,739,680)               (21,739,680)
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1997                          3,042,081    30,421   124,068,014    (103,884,795)                20,213,640
Net proceeds from the sale of
 common and preferred stock           7,500     75      960,000     9,600     9,123,762       9,133,437
Repurchase of preferred Stock        (7,500)   (75)                           (7,178,925)                               (7,179,000)
Common stock issued as payment
 against negotiated settlement
 and accounts payable                                   330,000     3,300      1,246,794                 (1,189,000)        61,094
Common stock issued
 as compensation                                          3,238        32        116,865                                   116,897
Common stock issued
 under Company 401(k) plan                               25,489       255        170,978                                   171,233
Compensation paid in cash in
 exchange of obligation to issue
 common stock                                                                    386,397                                   386,397
Market value adjustment                                                                                    525,000         525,000
Net loss                                                                                     (21,325,301)              (21,325,301)
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1998                          4,360,808    43,608     127,933,885   (125,210,096) (664,000)      2,103,397

Common stock issued as financing cost                   500,000     5,000         495,000                                  500,000
Common stock issued as payment against
 accounts payable                                       285,000     2,850         531,525                                  534,375
Common stock issued
 under Company 401(k) plan                              181,665     1,817          98,159                                   99,976
Compensation paid in cash in exchange
 of obligation to issue
 common stock                                                                     338,690                                  338,690
Settlement shares sold                                                                                      33,000          33,000
Market value adjustment                                                                                    550,000         550,000
Net loss                                                                                      (3,602,083)               (3,602,083)
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 1999               $          5,327,473   $53,275    $129,397,259  $(128,812,179) $(81,000)       $557,355

The accompanying notes are an integral part of these consolidated financial statements




                                               INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999           1998          1997
                                                         --------       --------       --------

Cash flows from operations:

  Net loss                                            $ (3,602,083)  $(21,325,301)  $(21,739,680)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Depreciation and amortization                          747,293        894,013        782,802
    Amortization of deferred financing costs               500,000
    Compensation and benefits

       paid with common stock                               99,976        288,130         22,967
    (Reversal) provision for excess inventory           (1,177,531)     3,089,841      7,254,710
    Non-cash deferred compensation                         338,690        386,397
    Loss on repurchase of preferred stock                                 737,037
    Market value adjustment                                550,000        515,625
    Provision for impairment of equipment                                 803,217
    Loss on sale of other assets                            51,392
    Change in operating assets
       and liabilities:
    Inventories                                          1,121,315      (466,972)     (6,258,765)
    Accounts and other receivables                         653,950       299,947        (756,421)
    Prepaid expenses and other current assets                9,493        28,842          96,666
    Amount due to GP Strategies                            174,694       130,847          60,998
    Accounts payable and accrued expenses                1,096,534       517,040       1,570,704
                                                    ---------------   ------------  -------------
  Net cash provided by (used for) operations               563,723   (14,101,337)    (18,966,019)
                                                    ---------------   ------------  -------------
Cash flows from investing activities:

  Additions to property, plant and equipment                             (78,235)     (1,023,175)
  Proceeds from sale of other assets                        38,658        73,750
                                                    ---------------   ------------  ------------
  Net cash provided by (used for)
    investing activities                                   38,658        (4,485)     (1,023,175)
                                                    ---------------   ------------  -------------
Cash flows from financing activities:

  Proceeds from GP Strategies                              500,000
  Net proceeds from sale of common stock                               1,954,437      16,435,720
  Net proceeds from preferred stock offering                           7,179,000
  Repurchase of preferred stock                                       (7,916,037)
  Proceeds from exercise of common stock options                                         121,435
  Purchase of fractional shares of common stock                                             (633)
                                                    ---------------   ------------  -------------
  Net cash provided by financing activities                500,000     1,217,400      16,556,522
                                                    ---------------   ------------  -------------
Net increase (decrease) in cash and cash equivalents     1,102,381   (12,888,422)     (3,432,672)

Cash and cash equivalents at beginning of year           1,170,861    14,059,283      17,491,955
                                                    --------------    ------------  -------------
Cash and cash equivalents at end of year            $    2,273,242   $ 1,170,861     $14,059,283
                                                    ==============    ============  =============

The accompanying notes are an integral part of these consolidated financial statements


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

         Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company that operates in a single segment and is engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON(R) N Injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and is being studied for potential use in the treatment of HIV, hepatitis C, and other indications. Alferon N Injection is sold principally in the United States, however, a portion is sold in foreign countries. For the years ended December 31, 1999, 1998 and 1997, domestic sales totaled $2,204,437, $1,716,157 and $2,613,430, respectively, and foreign sales (primarily Germany) totaled $124,508, $214,500 and $314,155, respectively. All identifiable assets are located in the United States. The Company also is studying ALFERON N Gel and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha Interferon, for the potential treatment of viral and immune system diseases. (See Note 5).

     Integrated Commercialization Solutions, Inc. (ICS), a subsidiary of Bergen Brunswig Corporation, is the sole United States distributer of ALFERON N Injection to wholesalers throughout the United States. The Company does not believe that the loss of any one wholesaler would have material adverse effect on the Company's sales or financial position.

Note 2.   Summary of Significant Accounting Policies

         Principles of consolidation -- The consolidated financial statements include the operations of the Company and Interferon Sciences Development Corporation ("ISD"), its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

         Cash and cash equivalents -- The Company considers all highly liquid instruments with maturities of three months or less from purchase date to be cash equivalents.

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

                  Class of Assets                         Estimated Useful Lives

                  Buildings and Improvements                      15 to 30 years
                  Equipment                                        5 to 10 years

         Patent costs -- The Company capitalizes costs to obtain and maintain patents and licenses. Patent costs are amortized over 17 years on a straight-line basis. To the extent a patent is determined to be worthless, the related net capitalized cost is immediately expensed.

         Revenue recognition -- Sales are recorded upon shipment of product.

         Collaborative agreement research and development revenues and costs - The costs of performing research and development are expensed when incurred. Generally, the Company matches its collaborative research and development revenues in the same accounting periods in which the related research costs are incurred. However, when the revenues are exhausted, the Company has the option to continue the research activities at its own expense.

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

         Long-Lived Assets -- The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Due to the circumstances described in Note 7, during 1998, the Company ceased production of finished goods inventory and continues to hold its long-lived assets for use. In addition, as the Company's financial and operating situation had continued to worsen (as further described in Note 3), and after consideration of projected revenues for 1999, the Company determined that the carrying value of their equipment was impaired. Accordingly, the Company recorded a charge for impairment of its equipment of $803,217 in December 1998 to write down this equipment to its estimated fair value.
Management has determined, based on their best estimates and available information, the estimated fair value of this equipment to be that amount which could be recovered through the sale of the equipment. No further impairment was deemed to exist at December 31, 1999. Quoted market prices are not available.

         Stock option plan - The Company applies the provision of SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. As permitted under SFAS No. 123, the Company elects to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income
(loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

         Reverse stock split -- As a result of a one-for-four reverse stock split effective as of March 21, 1997, and a one-for-five reverse stock split effective as of January 6, 1999, all shares and per share information have been restated.

         Loss per share -- Basic earnings (loss) per share (EPS) are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. At December 31, 1999, 1998 and 1997, the Company's options and warrants are anti-dilutive and therefore basic and diluted EPS are the same.

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

         Reclassifications   -  Certain   balances  in  prior  years  have  been
reclassified to conform to the presentation adopted in the current year.

Note 3.   Operations and Liquidity

         The Company has experienced significant operating losses since its inception in 1980. As of December 31, 1999, the Company had an accumulated deficit of approximately $128.8 million. For the years ended December 31, 1999, 1998 and 1997, the Company had losses from operations of approximately $5.4 million, $20.8 million and $22.4 million, respectively. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

         The Company has limited financial resources as of December 31, 1999 with which to support future operating activities and to satisfy its financial obligations as they become payable. Consequently, management is continuing to actively pursue raising additional capital by either (i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

         Based on the Company's estimates of revenues, expenses and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately June 30, 2000. However, actual results, especially with respect to revenues, may differ materially from such estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

Note 4.   Agreements with Hoffmann-LaRoche

         F. Hoffmann-La Roche Ltd. and Hoffmann-LaRoche, Inc. (collectively, "Hoffmann") have been issued patents covering human alpha interferon in many countries throughout the world. In 1995, the Company obtained a non-exclusive perpetual license from Hoffmann (the "Hoffmann Agreement") which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann, any formulation of Natural Alpha Interferon. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann, which consent cannot be unreasonably withheld.

         Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. For the years ended December 31, 1999, 1998 and 1997, the Company recorded approximately $94,000, $77,000 and $117,000 in royalty expenses to Hoffmann, respectively. The Hoffmann Agreement can be terminated by the Company on 30 days notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. Accordingly, the Company would not be permitted to market any formulation of alpha interferon in such country.

Note 5. Research and Development Agreement with Interferon Sciences Research Partners, Ltd.

         In 1984, the Company organized ISD to act as the sole general partner of Interferon Sciences Research Partners, Ltd., a New Jersey limited partnership (the "Partnership"). The Company and the Partnership entered into a development contract whereby the Company received substantially all of the net proceeds ($4,414,475) of the Partnership's public offering of limited partnership interests. The Company used the proceeds to perform research, development and clinical testing on behalf of the Partnership for the development of ALFERON Gel containing recombinant interferon.

         In connection with the formation of the Partnership, ISD agreed to make additional cash contributions for purposes of continuing development of ALFERON Gel if the Partnership exhausted its funds prior to development of such product. ISD is wholly dependent upon the Company for capital to fund such commitment. The Partnership exhausted its funds during 1986, and the Company contributed a total of $1,997,000 during the period from 1986 to 1990, for the continued development of ALFERON Gel. In 1987, the Company filed a Product License Application with the FDA for approval to market ALFERON Gel. In February 1990, the FDA indicated that additional process development and clinical trials would be necessary prior to approval of ALFERON Gel. The Company believed, at that time, that the costs to complete the required process development and clinical trials would be substantial, and there could be no assurance that the clinical trials would be successful.

         As a result of the above events, in 1992, the Company withdrew its FDA Product License Application for ALFERON Gel containing recombinant interferon. In place of single species recombinant interferon, previously ALFERON Gel's active ingredient, the Company commenced, in 1992, further development of ALFERON Gel using the Company's natural source multi-species alpha interferon ("ALFERON N Gel"). Assuming successful development and commercial exploitation of ALFERON N Gel, which to date has not occurred, the Company may be obligated to pay the Partnership royalties equal to 4% of the Company's net sales of ALFERON N Gel and 15% of revenues received from sublicensing ALFERON N Gel.

Note 6.   Agreement with Cell Pharm GmbH

         In 1996, the Company entered into a supply and distribution agreement (the "Cell Pharm Agreement") with Cell Pharm. Cell Pharm, headquartered in Hanover, Germany, is a privately owned pharmaceutical company primarily involved in the distribution and manufacture of products for cancer treatment and other uses. The Cell Pharm Agreement, which terminates on June 30, 2001, unless renewed, grants Cell Pharm rights to distribute, promote, and sell ALFERON N Injection in Germany. The Cell Pharm Agreement provides that the Company will supply Cell Pharm with ALFERON N Injection at specified prices, and obligates Cell Pharm to purchase specified minimum amounts in each annual period. In addition, Cell Pharm is required to pay the Company 50% of the incremental revenue Cell Pharm receives as a result of selling ALFERON N Injection at a price higher than a specified price. To date, no incremental revenue has been generated. Cell Pharm has informed the Company that it is marketing ALFERON N Injection under the trade name Cytoferon(R), pursuant to Cell Pharm's existing regulatory approval to market Cellferon in Germany for the treatment of hairy cell leukemia and for the treatment of patients who develop antibodies against recombinant alpha interferons.

Note 7. Inventories

         Inventories, consisting of material, labor and overhead, are classified as follows:

                                                                  December 31,
                                                  1999                 1998
                                                  -------------------------

         Finished goods ................             $  361,809    $ 3,443,786
         Work in process...............               5,296,816      6,466,914
         Raw materials..................              1,332,560      1,143,635
         Less reserve for excess inventory           (6,225,185)   (10,344,551)
                                                  ------------   ------------
                                                   $  766,000    $   709,784
                                                  ============   ============

         Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

         In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at December 31, 1999 and 1998, reflect a reserve for excess inventory of $6,225,185 and $10,344,551, respectively.

         During 1999, the reserve for excess inventory was reversed in the amount of $1,177,531.

         In addition, during 1999, approximately $2,900,000 of inventory was written off against the reserve for excess inventory since the inventory had expired and could no longer be sold or used for clinical trials.

Note 8. Preferred Stock

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

Note 9. Income Taxes

         As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $6,009,000 of net federal operating loss carry-forwards, which expire from 2001 to 2006, are available to the Company upon ceasing to be a member of GP Strategies's consolidated return group in 1991. In addition, the Company has net federal operating loss carry-forwards for periods subsequent to May 31, 1991, and through December 31, 1999 of approximately $93,565,000 which expire from 2006 to 2014. For the year ended December 31, 1999, the Company had a tax net operating loss of $9,318,000, which expires in 2014.

         The Company believes that the events culminating with the closing of its Common Stock Offering on August 22, 1995 resulted in an "ownership change" under Internal Revenue Code, Section 382, with respect to its stock. The Company believes that as a result of the ownership change, the future utility of its pre-change net operating losses are limited to an annual amount of approximately $3,230,000. In addition, the Company has approximately $33,000 of investment tax credit carry-forwards, which expire in 2000 and $488,000 of research and development credit carry-forwards, which expire from 2000 to 2002 that are, in accordance with Internal Revenue Code, Section 383, subject to the annual limitation under Internal Revenue Code Section 382.

The tax effects that give rise to deferred tax assets and liabilities consist of the following as of December 31, 1999 and 1998:

Deferred tax assets                             1999             1998
-------------------                             ---------------------

Net operating loss carry-forwards           $31,601,000    $ 28,644,000
Tax credit carry-forwards                       521,000         676,000
Inventory                                     2,117,000       3,517,000
Property and equipment,
  principally due to differences
  in basis and depreciation                     387,000         246,000
                                           ------------     -----------
Net deferred tax asset                       34,626,000      33,083,000
Valuation allowance                         (34,626,000)    (33,083,000)
                                          ------------     ------------
Net deferred tax asset after
  valuation allowance                     $    ---        $     ---
                                          ============     ============


         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will be realized. The Company has determined, based on the Company's history of annual net losses, that a full valuation allowance is appropriate.

         The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 1999, the Company submitted an application to the New Jersey Economic Development Authority (the "EDA") to participate in the Program and the application was approved. The EDA then issued a certificate certifying the Company's eligibility to participate in the Program and the amount of New Jersey net operating loss carryovers the Company has available to transfer. Since New Jersey law provides that net operating losses can be carried over for up to seven years, the Company may be able to transfer its New Jersey net operating losses from the last seven years. The Company estimated that, as of January 1, 1999, it had approximately $85 million of unused New Jersey net operating loss carryovers available for transfer under the Program. The Program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit.

         During December 1999, the Company completed the sale of approximately $32 million of its New Jersey tax loss carryforwards and received $2.35 million, which was recorded as a gain on sale of state net operating loss carryovers on its Consolidated Statement of Operations. In June 2000, the Company will submit an application to sell an additional $4.8 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers of approximately $53 million by 9%). The actual amount of tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for future years is $40 million per year.

Note 10.  Common Stock, Stock Options, Warrants and Other Shares Reserved

         On January 6, 1999, the Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-five reverse stock split of the Company's Common Stock. The reverse stock split was effective as of January 6, 1999. As of January 6, 1999, there were 21,804,138 shares of Common Stock outstanding and after the stock split there were 4,360,808 shares of Common Stock outstanding.

         The par value of the Common Stock did not change as a result of the reverse stock split. Cash was paid in lieu of fractional shares based on the last reported sale price of the Common Stock on the first trading date after the stock split.

         The Company has a stock option plan (the "Plan"), which authorizes a committee of the Board of Directors to grant options, to purchase shares of Common Stock, to officers, directors, employees and consultants of the Company. Pursuant to the terms of the Plan, no option may be exercised after 10 years from the date of grant. The Plan permits options to be granted at a price not less than 85% of the fair market value, however, the options granted to date have been at fair market value of the common stock at the date of the grant.

         At December 31, 1999, the per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $.21, $2.20 and $22.05 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 0.0%, risk-free interest rate of 6.1%, expected volatility of 116.4% and an expected life of 4.0 years; 1998 - expected dividend yield of 0.0%, risk-free interest rate of 4.3%, expected volatility of 113.9% and an expected life of 5.0 years; 1997 - expected dividend yield of 0.0%, risk-free interest rate of 6.3%, expected volatility of 85.5% and an expected life of 4.4 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                     1999            1998           1997
                                      ----            ----           ----

Net loss            as reported     $(3,602,083)  $(21,325,301)  $(21,739,680)
                    pro forma        (4,231,122)   (21,868,534)   (24,255,223)

Basic and diluted

  loss per share    as reported     $      (.71)  $      (6.67)  $      (8.15)
                    pro forma              (.83)         (6.84)         (9.10)

         Pro forma net loss reflects options granted between 1995 and 1999. In addition, compensation cost is reflected over the options' vesting period.

         Employee stock option activity for options under the Plan during the periods indicated is as follows:

                                                 Number of     Weighted-Average
                                                  Shares       Exercise Price

                                                  ---------    -----------
        Balance at December 31, 1996              160,013         $35.95
                  Granted                         117,733          33.25
                  Exercised                        (2,909)         29.40
                  Forfeited                        (4,942)         30.60
                  Expired                         (57,528)         41.35
                                                ----------
         Balance at December 31, 1997             212,367          33.20

                  Granted                         336,234           2.65
                     Forfeited                      9,787)         32.25
                  Expired                            (725)         46.05
                                                ----------
         Balance at December 31, 1998             538,089           1.40


                  Granted                       1,487,792            .25
                  Forfeited                      (138,621)          1.40
                                                ----------
          Balance at December 31, 1999         1,887,260             .25


         On October 27, 1999, the Company repriced all existing employee stock options to have an exercise price of $.25 (the closing market price on that date) and an expiration date of December 31, 2003. Accordingly, the weighted average price of options outstanding at December 31, 1999 has been re-stated to $.25. All other terms and conditions remain the same with the exception of repricing the exercise price and the new expiration date.

         On October 15, 1998, the Company repriced all existing employee stock options to have an exercise price of $1.40 (the closing market price on that date).

         At December 31, 1999, the exercise price and weighted-average remaining contractual life of outstanding options was $.25 and 4 years, respectively.

         At December 31, 1999, 1998 and 1997, the number of options exercisable was 641,755, 249,434 and 153,758, respectively, and the weighted-average exercise price of those options was $.25, $1.40 and $35.20, respectively.

Information regarding all Options and Warrants

         Changes in options and warrants outstanding during the years ended December 31, 1999, 1998 and 1997, and options and warrants exercisable and shares reserved for issuance at December 31, 1999, 1998 and 1997 are as follows:

         The following table includes all options and warrants including employee options (which are discussed above).

                                                 Price Range        Number of
                                                  Per Share          Shares

                                                 -----------        ---------

    Outstanding at December 31, 1996        $21.80   -    $84.00       295,252
    Granted                                  25.00   -     77.90       172,619
    Exercised                                21.80   -     40.00       ( 3,962)
    Terminated                               25.00   -     84.00       (68,720)
                                           ---------------------   -----------
    Outstanding at December 31, 1997         21.80   -     77.90       395,189
    Granted                                   2.65   -     41.90       336,234
    Terminated                               25.00   -     55.00       (10,512)
                                           ---------------------   -----------



    Outstanding at December 31, 1998          1.40   -     77.90       720,911
    Granted                                    .25   -      1.00     1,987,792
    Terminated                                1.40   -     54.00      (141,671)
                                            --------------------    ----------

    Outstanding at December 31, 1999           .25   -     77.90     2,567,032
                                                                    ==========

    Exercisable:

    December 31, 1997                        21.80   -     77.90       309,616
                                                                    ==========
    December 31, 1998                         1.40   -     77.90       432,256
                                                                    ==========
    December 31, 1999                          .25   -     77.90     1,321,527
                                                                    ==========
    Shares reserved for issuance:

    December 31, 1997                                                  425,879
                                                                    ==========
    December 31, 1998                                                  739,364
                                                                    ==========
    December 31, 1999                                                2,573,479
                                                                    ==========

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1999, 1998 and 1997, include 33,282 shares under a warrant agreement with a certain individual. The warrants are priced at $51.35 and $77.90 per share and expire on August 31, 2000.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1999, 1998 and 1997, include 55,113 shares under warrant agreements with the underwriter of a 1995 Stock Offering. The warrants are priced at $37.20 per share and expire on August 14, 2000.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1999, 1998 and 1997, include 64,413 shares under warrant agreements with the underwriter of a 1996 Stock Offering. The warrants are priced at $48.00 per share and expire on April 23, 2001.

         Options and warrants outstanding and shares reserved for issuance at December 31, 1999 1998 and 1997, and exercisable at December 31, 1999 and 1998, include 26,964 shares under warrant agreements with the underwriters of a 1997 Stock Offering. The warrants are priced at $36.00 per share and expire on August 18, 2002.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 1999, include 500,000 shares under a warrant agreement with GP Strategies. The warrants are priced at $1.00 per share and expire on March 25, 2004.

         Shares reserved for issuance at December 31, 1999, 1998 and 1997 include 6,447, 18,451 and 30,690 shares under the common stock compensation plan. (See Note 12).

Note 11.  Savings Plan

         The ISI Savings Plan (the "Savings Plan") permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of up to 15% of base compensation. The Company will match up to the 6% level of the participants eligible contributions. The Savings Plan matches 40% in cash and 60% in the Company's common stock up to the 6% level. For 1999, the Company's contribution to the Savings Plan was $137,000, consisting of $37,024 in cash and $99,976 in stock. For 1998, the Company's contribution to the Savings Plan was $288,000, consisting of $116,767 in cash and $171,233 in stock. For 1997, the Company's contribution to the Savings Plan was $126,000, consisting of $103,033 in cash and $22,967 in stock.

Note 12.  Common Stock Compensation and Profit Sharing Plan

Common Stock Compensation Plan

         Effective October 1, 1997, the Company adopted the Common Stock Compensation Plan (the "Stock Compensation Plan"), providing key employees with the opportunity of receiving the Company's common stock as additional compensation.

         Pursuant to the terms of the Stock Compensation Plan, key employees will receive, as additional compensation, a pre-determined amount of the Company's common stock in three equal installments on October 1, 1998, 1999, and 2000, provided that the key employees remain in the employ of the Company at each such installment date. As of October 1, 1999 and 1998, a deferred compensation liability of $340,821 and $412,344, respectively, was accrued for these employees based on the common stock market price of October 1, 1997. On October 1, 1999 and 1998, the Company agreed to pay the additional compensation in cash in place of the issuance of the Company's common stock. Accordingly, cash of $2,131 and $25,947, respectively, was paid in satisfaction of the accrued liability of $340,821 and $412,344, respectively. The difference of $338,690 and $386,397 was credited to additional paid in capital in 1999 and 1998, respectively. At December 31, 1999, the total number of shares reserved for issuance under the Stock Compensation Plan for the remaining installment is 6,447 and the amount of $72,480 is recorded in accrued expenses.

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

Note 13.  Related Party Transactions

         GP Strategies owns approximately 6% of the Company's common stock as of December 31, 1999. The Company was a party to a management agreement with GP Strategies, pursuant to which certain legal, financial and administrative services had been provided by employees of GP Strategies. The fee for such services in 1999, 1998 and 1997 was $120,000 annually. The management agreement was terminated on March 27, 2000 (See Note 15). In addition, during 1997 GP Strategies provided to the Company, at its estimated cost, certain personnel and services which the Company used in its operations. For the year ended December 31, 1997, such charges amounted to $135,000. During the year ended December 31, 1998, the Company provided certain services to GP Strategies at the Company's estimated cost of $25,000. Such costs were included in general and administrative expense.

         The Company owns the buildings which contain its offices and laboratories and until March 1998 leased a portion of the buildings to GP Strategies. Total occupancy costs for the years ended December 31, 1998 and 1997 were approximately $1,084,000 and $1,039,000, respectively. GP Strategies paid to the Company as rent GP Strategies's proportionate share of such occupancy costs (based on both square feet occupied and number of personnel), which amounted to $29,375 and $234,996, respectively. Such income was included as a reduction to research and development expense.

         See Note 15 for information with respect to royalty obligations to GP Strategies.

Note 14.  Supplemental Statement of Cash Flow Information

         The Company paid no income taxes or interest during the three-year period ended December 31, 1999.

         During the years ended December 31, 1999, 1998 and 1997 the following non-cash financing and investing activities occurred:

1999:

         The Company issued 285,000 shares, valued at $534,375, of Common Stock as payment against accounts payable and the purchase of inventory.

         As consideration for a loan from GP Strategies, the Company issued 500,000 shares and warrants to purchase an additional 500,000 shares, valued at $500,000.

1998:

         The Company issued 330,000 shares valued at $1,250,094 of common stock as payment against a negotiated settlement (see Note 15) and accounts payable.

         The Company issued 3,238 shares valued at $116,897 of common stock as compensation.

1997:

         None

Note 15.  Commitments

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

         In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross
Liability and to issue to the Red Cross 300,000 shares of Common Stock (with a market value of $1,171,875 at December 4, 1998) and additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1, 1998, and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999, the Company granted the Red Cross a security interest in, among other things, the Company's real estate, equipment, inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability, until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered into an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. Under the terms of such agreement, the Company is allowing the Red Cross to sell the Company's real estate. In the event the Red Cross is successful in selling the Company's real estate, the Company would hope to be able to enter into a lease with the new owner, although there can be no assurance.

         As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company has recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during 1999 and from November 23, 1998 to December 31, 1998, an adjustment for $550,000 and $525,000 has been recorded with a corresponding charge to operations during 1999 and 1998, respectively. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of 273,000 shares during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000, were applied against the liability to Red Cross. The remaining liability to the Red Cross at December 31, 1999 and at April 1, 2000 was approximately $1,579,000 and $1,228,000, respectively.

         In an agreement dated March 25, 1999, GP Strategies agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to allow a designee of GP Strategies to attend any meeting with the FDA with respect to approval of ALFERON N Injection for the treatment of hepatitis C and to issue GP Strategies 500,000 shares (the "GP Shares") of Common Stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of Common Stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost on the Consolidated Statement of Operations and amortized over the original period of the GP Strategies Debt. The Company also agreed not to increase its payroll during the term of the GP Strategies Debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note matured on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 (and reclassified as long-term on the accompanying Consolidated
Balance Sheet at December 31, 1999), (ii) the Company agreed to file a registration statement prior to July 31, 2000 covering the shares issuable upon exercise of the GP Warrant and any of the GP Shares for which Rule 144 under the Securities Act of 1933 was not available, and (iii) the Management Agreement between the Company and GP Strategies was terminated (see Note 13 to the Consolidated Financial Statements) and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) were discharged and eliminated. The amount of intercompany accounts that were discharged and eliminated was approximately $130,000, which were recorded in the first quarter of 2000. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

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

         See Notes 4 and 5 for information relating to royalties payable to Hoffmann and the Partnership, respectively.

         In 1989, the Company entered into a license agreement with Amarillo for co-exclusive rights to certain low dose oral formulations of interferon. The Company will be required to pay a royalty of 10% of net sales, as defined, of products produced and marketed by the Company that may be developed under the license agreement. To date, no sales of these products have occurred, therefore, no royalty payments have been made.

Note 16.  Fair Value of Financial Instruments

         The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair market values, because of short maturities or interest rates that approximate current rates.

Note 17.  Restatement of 1999 Quarterly Financial Statements (unaudited)

         The Company has restated its consolidated financial statements as of and for the three months ended March 31, June 30, and September 30, 1999 because of errors discovered for those periods subsequent to the issuance of such consolidated financial statements. The consolidated financial statements for each three-month and year to date periods ended in 1999 required restatement to correct the reporting for inventories, Settlement Shares, deferred compensation, cost of sales, financing costs and certain other expenses.

         The impact of the restatement on the Company's consolidated balance sheets and statements of operations is summarized as follows:

                         Three Months Ended        Three Months Ended       Three Months Ended
                           March 31, 1999             June 30, 1999         September 30, 1999
                       As Reported   Restated    As Reported  Restated    As Reported  Restated
                       -----------   --------    -----------  --------    -----------  --------

Operations:
----------
Total costs
    and expenses       $3,082,406    $3,176,294   $1,758,238  $1,692,908  $1,447,232  $1,396,584
Loss from operations   (2,622,608)   (2,716,496)  (1,231,849) (1,166,519)   (448,957)   (398,309)
Net loss               (2,617,871)   (2,711,759)  (1,231,209) (1,415,879)   (448,957)   (648,309)
Basic and diluted loss
    per share                (.57)         (.58)        (.26)       (.27)       (.09)       (.12)





                           Six Months Ended         Nine Months Ended
                            June 30, 1999          September 30, 1999
                       As Reported   Restated    As Reported  Restated
                       -----------   --------    -----------  --------
Total costs
    and expenses       $4,840,644    $4,869,202  $6,287,876   $6,265,786
Loss from operations   (3,854,457)   (3,883,015) (4,303,414)  (4,281,324)
Net loss               (3,849,080)   (4,127,638) (4,298,037)  (4,775,947)
Basic and diluted loss
    per share                (.83)         (.84)       (.92)        (.95)





                           March 31, 1999             June 30, 1999         September 30, 1999
                       As Reported   Restated    As Reported  Restated    As Reported  Restated
                       -----------   --------    -----------  ---------   -----------   -------

Balance Sheet:
-------------
Total current assets   $1,048,991    $1,857,852   $  718,748  $1,551,398  $  603,338  $1,311,338
Total assets            4,764,092     5,572,953    4,247,024   5,079,674   3,944,781   4,652,781
Total current
 liabilities            4,705,057     4,682,593    5,389,353   5,413,300   5,521,618   5,620,267
Total stockholders'
 equity (deficit)          59,035       890,360   (1,142,329)   (333,626) (1,576,837)   (967,486)
Total liabilities and
 stockholders' equity   4,764,092     5,572,953    4,247,024    5,079,674   3,944,781   4,652,781




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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) The following financial statements are included in Part II, Item 8:

                                                                                                         Page

         Independent Auditors' Report                                                                      20
         Financial Statements:

            Consolidated Balance Sheets - December 31, 1999 and 1998                                       21

            Consolidated Statements of Operations - Years ended

            December 31, 1999, 1998, and 1997                                                              22

            Consolidated Statements of Changes in Stockholders'
            Equity - Years ended December 31, 1999, 1998 and 1997                                          23

            Consolidated Statements of Cash Flows - Years ended

            December 31, 1999, 1998, and 1997                                                              24

            Notes to Consolidated Financial Statements                                                     25


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

Dated:  April 13, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date

/s/ Samuel H. Ronel             Chairman of the Board            April 13, 2000
-------------------
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon          Chief Executive Officer and Director
----------------------          (Principal Executive Officer)    April 13, 2000
Lawrence M. Gordon

/s/ Stanley G. Schutzbank       President and Director           April 13, 2000
-------------------------
Stanley G Schutzbank, Ph.D.

___________________             Director                         April __, 2000
Sheldon L. Glashow

/s/ Donald W. Anderson          Controller (Principal            April 13, 2000
----------------------          Accounting and Financial
Donald W. Anderson              Officer)


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

4.3 - Form of Purchase Option issued in connection with the December 1996 Private Placement.

10.1 - Transfer and License Agreement among National Patent,Hydron Laboratories, Inc. and the Registrant dated as of January 1, 1981. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Registration Statement
No. 2-71117.

10.2 - Registrant's 1981 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.3 to Registration Statement No. 33-59479.

10.3 - Profit Sharing Plan of the Registrant. Incorporated herein by reference to Exhibit 10X of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

10.4 - License Agreement dated October 20, 1989 between the Registrant and Amarillo Cell Culture Company, Incorporated. Incorporated herein by reference to
Exhibit 10Y of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10.5 - GP Strategies 401(k) Savings Plan dated January 9, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1992.

10.6 - Distribution Agreement dated as of February 3, 1994 between Registrant and Industria Farmaceutica Andromaco, S.A. Incorporated herein by reference to
Exhibit 6(a) to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1994.

10.7 - Processing and Supply Agreement dated as of September 1, 1994 between Registrant and Sanofi Winthrop L.P. Incorporated herein by reference to Exhibit 6(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10.8 - Amendment dated March 24, 1995 to Distribution Agreement dated as of February 3, 1994 between Registrant and Industria Farmaceutica Andromaco S.A. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.9 - License Agreement, dated as of March 29, 1995, among the Registrant, Hoffmann-La Roche, Inc. and F. Hoffmann La-Roche, Ltd. Incorporated herein by reference to Exhibit 10.42 to Registration Statement No. 33-59479.

10.10 - Amendment of ACC/ISI License Agreement, dated 27, 1995, between Registrant and Amarillo Cell Culture Company, Incorporated. Incorporated herein by reference to Exhibit 10.43 to Registration Statement No. 33-59479.

10.11 - PPM/ACC Sub License Agreement, dated April 27, 1995, between Pharma Pacific Management Pty. Ltd., and Amarillo Cell Culture Company, Incorporated. Incorporated herein by reference to Exhibit 10.52 to Registration Statement No. 33-59479.

10.12 - Supply and Distribution Agreement, dated as of April 3, 1996, between the Registrant and Cell Pharm GmbH. Incorporated herein by reference to Exhibit
10.56 to Registration Statement No. 333-00845.

10.13 - Quality Assurance Agreement, dated as of April 3, 1996, between the Registrant and Cell Pharm GmbH. Incorporated herein by reference to Exhibit
10.57 to Registration Statement No. 333-00845.

10.14 - Agreement, dated as of April 1, 1997, between the Registrant and the American National Red Cross. Incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.15 - Agreement dated May 27, 1997,  between the Registrant and Alternate Site
Distributors,   Inc.   Incorporated   by  reference  to  Exhibit  10.55  of  the
Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.16 - Stock Bonus Plan.

10.17 - Form of employment agreement for participants in Stock Bonus Plan.

10.18 - Employment Agreement, dated as of October 1, 1997, between the Registrant and Lawrence M. Gordon.

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

Interferon Sciences Development Corporation                  Delaware

                                                                 Exhibit 23.1


                         CONSENT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
INTERFERON SCIENCES, INC.

         We consent to incorporation by reference in (i) the Registration Statement (No. 33-64921) on Form S-3, ii) the Registration Statement (No. 333-04381) on Form S-3, (iii) the Registration Statement (No. 333-19451) on Form S-3, (iv) the Registration Statement (No. 33-30209) on Form S-8, and (v) the Registration Statement (No. 333-34203) on Form S-3 of Interferon Sciences, Inc. of our report dated April 10, 2000 relating to the consolidated balance sheets of Interferon Sciences, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of Interferon Sciences, Inc.

         Our report on Interferon Sciences, Inc. and subsidiary dated April 10, 2000, contains an explanatory paragraph that states the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                   /s/ KPMG LLP


New York, New York
April 10, 2000