Form 10-K/A
period 1999-12-31
INTERFERON SCIENCES INC
filed 2000-04-27
CIK 351532

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

                                 Yes X No ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of April 1, 2000, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $14,500,000 based on the last reported sale price of such stock on the OTC Bulletin Board on April 1, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at April 1, 2000
       -----                               ------------------------------

Common Stock, par value $.01 per share       5,387,473 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

         The Company's 10K for the year ended December 31, 1999 is hereby amended by including Part III as follows:

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Set forth below are the officers and directors of the Company as of April 1, 1999.

         Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined GP Strategies Corporation ("GP Strategies") in 1970 and served as the Vice President of Research and Development of GP Strategies and as the President of Hydro Med Sciences, a division of GP Strategies, from 1976 to September 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging
Companies Section from 1993 to 1997. Since 1999 he has been a member of the Technology Advisory Board of the New Jersey Economic Development Authority. Age 63.

         Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996. Age 46.

         Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined GP Strategies in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of GP Strategies from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of the Regulatory Affairs Professionals Society. Age 56.

Sheldon L. Glashow, Ph.D. has been a director of the Company since 1991. He has been a director of GP Strategies since 1987, a director of GSE Systems, Inc. since 1995, and a director of CalCol, Inc. since 1994. Dr. Glashow is the Higgins Professor of Physics and the Mellon Professor of the Sciences at Harvard University. He was a Distinguished Professor and visiting Professor of Physics at Boston University. In 1971, he received the Nobel Prize in Physics. Age 67.

Item 11.   Executive Compensation

         The following table presents the compensation paid by the Company to its Chief Executive Officer and the Company's four most highly compensated executive officers for 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                      Annual Compensation         Compensation Awards
                                                      -------------------      -----------------------------
                                                                                Stock             All Other
                                    Year              Salary       Bonus       Options           Compensation
Name and Principal Position                            ($)         ($)          (#)                 ($) (3)
---------------------------         ----              ------      ------       --------          ------------

Lawrence M. Gordon (1)              1999              135,800(1)     - 0 -       400,000             9,059
Chief Executive Officer             1998              270,000       103,000       60,000            10,000
                                    1997              135,000(2)     - 0 -        42,525             4,718

Samuel H. Ronel, Ph.D.              1999              103,000(1)     - 0 -       250,000             8,916
Chairman of the Board               1998              213,000        27,000       40,000            10,000
                                    1997              205,154        - 0 -        51,200             5,083

Stanley G. Schutzbank, Ph.D.        1999              123,400(1)     - 0 -       400,000             8,261
President                           1998              251,000        77,000       60,000            10,000
                                    1997              231,302        - 0 -        51,750             4,860

James Knill, M.D.                   1999              120,800(1)     - 0 -        50,375            12,692
Vice President                      1998              170,000        16,800       10,000            10,000
Medical Affairs                     1997              130,646        - 0 -        15,400             3,582

Mei-June Liao, Ph.D.                1999              113,200(1)     - 0 -        81,075             6,952
Vice President, Research            1998              133,000        16,500       15,000             7,500
and Development                     1997              122,380        - 0 -         7,325             3,744

------------

(1)      In 1999, due to the financial condition of the Company, Messrs. Gordon, Ronel, Schutzbank, Knill and Ms. Liao, reduced the amount of time they spent on Company business.

(2)      In 1997, Mr. Gordon spent 60% of his time working on the Company's business.

(3)      Matching contribution by the Company to the 401(k) Savings Plan and payments by the Company for Group Term Life.


         The following table sets forth information for the named executive officers regarding the unexercised options held at the end of 1999. No options were exercised by the named executive officers in 1999.


                   AGGREGATED DECEMBER 31, 1999 OPTION VALUES

                                Number of Unexercised         Value of Unexercised
                                     Options at               In-the-Money Options at

                                December 31, 1999(#)          December 31, 1999($)(1)
                                Exercisable/Unexercisable    Exercisable/Unexercisable
                                -------------------------    -------------------------
Lawrence M. Gordon              165,653        343,352        $8,282         $17,167
Samuel H. Ronel, Ph.D.          103,469        208,796         5,173          10,439
Stanley G. Schutzbank, Ph.D.    153,535        331,340         7,676          16,567
James Knill, M.D.                19,634         44,141           981           2,207
Mei-June Liao, Ph.D.             30,363         68,752         1,518           3,437
-------------------

(1)      Calculated based on the closing price of the Common Stock as reported on the
         OTC Bulletin Board on December 31, 1999.


Item 12.  Security Ownership Of Directors And Named Executive Officers


Principal Stockholders

      The following table sets forth the number of shares of Common Stock beneficially owned as of April 1, 2000, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.


Name and Address                              Number of Shares
of Beneficial Owner                           Beneficially Owned
-------------------                           ------------------
GP Strategies Corporation                        969,000 (1)
9 West 57th Street
Suite 4170
New York, NY  10019



(1) Includes 500,000 shares which may be acquired upon the exercise of a warrant, exercisable until March 2004, at a price of $1.00 per share.


         The following table sets forth, as of April 1, 2000, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.


                                                                       Of Total Number
                                                                          of Shares
                                                                       Beneficially
                                    Total Number      Percent of          Owned
                                      of Shares         Common         Shares which
                                    Beneficially        Stock        May be Acquired
Name                                   Owned           Owned(1)       Within 60 Days
----                                 ----------       ----------     -----------------
Samuel H. Ronel, Ph.D.                 313,765          5.5%              176,617
Lawrence M. Gordon                     509,905          8.6%              287,329
Stanley G. Schutzbank, Ph.D.           484,875          8.3%              269,205
Sheldon L. Glashow                      22,250           *                 19,350
Directors and Executive Officers     1,608,003          23%               906,539
  as a Group (8 persons)



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

Other Transactions

         In an agreement dated March 25, 1999, GP Strategies agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Debt has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of Common Stock and five-year options to purchase 500,000 shares of Common Stock at a price of $1 per share. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note matures on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, the Company has negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross has agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, (ii) the Company agreed to file a registration statement prior to July 31, 2000 covering the shares issuable upon exercise of the GP Warrant and any of the GP Shares for which Rule 144 under the Securities Act of 1933 was not available, and (iii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of $130,000 were discharged and eliminated. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

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

Dated:  April 26, 2000