Form 10-Q
period 2000-03-31
INTERFERON SCIENCES INC
filed 2000-05-22
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended March 31, 2000

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

                                               Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of May 1, 2000:

       Common Stock                                            5,387,473  shares



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--March 31, 2000
     and December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--Three
     Months Ended March 31, 2000 and 1999  . . . . . . . . . . . . . . . . . .2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Three Months Ended
     March 31, 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

   Consolidated Condensed Statements of Cash Flows--Three
     Months Ended March 31, 2000 and 1999. . . . . . . . . . . . . . . . . . .4

   Notes to Consolidated Condensed Financial Statements  . . . . . . . . . .5-9

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .10-14

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                March 31,          December 31,
                                                   2000               1999
                                               (Unaudited)             *
ASSETS                                        -------------------------------
Current assets
  Cash and cash equivalents                   $    867,944      $   2,273,242
  Accounts and other receivables                    52,139             35,561
  Inventories, net of reserves
    of $6,089,914 and $6,225,185                   812,000            766,000
  Prepaid expenses and other
    current assets                                  31,962             27,018
                                             -------------      -------------
Total current assets                             1,764,045          3,101,821
                                             -------------      -------------
Property, plant and equipment,
  at cost                                       12,759,273         12,759,273
Less accumulated depreciation                   (9,960,346)        (9,834,558)
                                             -------------      -------------
                                                 2,798,927          2,924,715
                                             -------------      -------------
Patent costs, net of accumulated
  amortization                                     212,304            219,822
Other assets                                        10,100             10,100
                                             -------------      -------------
Total assets                                 $   4,785,376      $   6,256,458
                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses      $   4,250,702      $   4,915,466
  Amount due GP Strategies                                            283,637
                                             -------------      -------------
Total current liabilities                        4,250,702          5,199,103
                                             -------------      -------------

Note payable to GP Strategies                      528,750            500,000
                                             -------------      -------------
Commitments and contingencies

Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-5,387,473 and
 5,327,473 shares                                   53,875            53,275
Capital in excess of par value                 129,577,473       129,397,259
Accumulated deficit                           (129,625,424)     (128,812,179)
Settlement shares                                                    (81,000)
                                             -------------      ------------
Total stockholders' equity                           5,924           557,355
                                             -------------      ------------
Total liabilities and stockholders'
  equity                                     $   4,785,376     $   6,256,458
                                             =============     =============

*The consolidated condensed balance sheet as of December 31, 1999 has been summarized from the Company's audited balance sheet as of that date.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                         2000          1999
                                                                  (as restated)
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    163,150    $    459,521
  Research products                                                         277
                                                  -------------   -------------
Total revenues                                          163,150         459,798
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and idle
  production costs                                      230,153       1,458,432
Reversal of reserve for
  excess inventory                                     (135,271)       (308,861)
Research and development                                423,819       1,246,492
General and administrative                              448,074         780,231
                                                  -------------   -------------
Total costs and expenses                                966,775       3,176,294
                                                  -------------   -------------
Loss from operations                                   (803,625)     (2,716,496)

 Interest (expense) income                               (9,620)          4,737
                                                  -------------   -------------
Net loss                                           $   (813,245)    $(2,711,759)
                                                  =============   =============

Basic and diluted loss per share                   $       (.15)   $       (.58)
                                                  =============   =============
Weighted average number of
 shares outstanding                                   5,360,979       4,709,265




The accompanying notes are an integral part of these consolidated condensed financial statements.


                                                   INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                              STOCKHOLDERS' EQUITY
                                                       THREE MONTHS ENDED MARCH 31, 2000
                                                                  (Unaudited)

                                             Capital                                           Total
                       Common Stock         in excess       Accummulated     Settlement     stockholders'
                     Shares      Amount    of par value      deficit          shares          equity
                     ------------------    ------------    --------------    ----------     -------------
Balance at
 Dec. 31,
 1999              5,327,473   $ 53,275    $ 129,397,259  $(128,812,179)   $  (81,000)    $   557,355

Common stock
 issued as
 compensation         20,000        200           23,550                                       23,750

Common stock
 issued under
 Company 401(k)
 Plan                 40,000        400           26,778                                       27,178

Forgiveness of
 amount due GP
 Strategies to
 stockholders'
 equity                                          129,886                                      129,886

Settlement shares
 sold                                                                         368,341         368,341

Market value
 adjustment                                                                  (287,341)       (287,341)

Net loss                                                        (813,245)                    (813,245)
                 ------------------------------------------------------------------------------------
Balance at
 March 31,
 2000              5,387,473   $ 53,875    $ 129,577,473   $(129,625,424)   $   ---        $    5,924

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                      --------------------------
                                                          2000           1999
                                                                   (as restated)
                                                      -----------  ------------

Cash flows from operations:
  Net loss                                            $  (813,245)  $(2,711,759)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                         133,306       186,829
    Compensation and
     benefits paid with common stock                       50,928        39,134
    Reversal of reserve for
     excess inventory                                    (135,271)     (308,861)
    Market value adjustment                              (287,341)      425,213
    Loss on sale of other assets                                         51,392
    Change in operating assets and liabilities:
    Inventories                                            89,271       270,645
    Amount due to GP Strategies                          (125,001)       44,325
    Accounts and other receivables                        (16,578)      303,095
    Prepaid expenses and other current
     assets                                                (4,944)     (101,275)
    Accounts payable and accrued expenses                (296,423)      552,393
                                                      ------------  ------------
    Net cash used for operations                       (1,405,298)   (1,248,869)
                                                      ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of other assets                                     38,658
                                                      ------------  ------------
  Net cash provided by                                                   38,658
    investing activities                              ------------  ------------

Cash flows from financing activities:
  Proceeds from note payable to
  GP Strategies                                                         125,000
                                                      ------------  ------------
Net cash provided by financing activities                               125,000
                                                      ------------  ------------
Net decrease in cash and cash equivalents              (1,405,298)   (1,085,211)

Cash and cash equivalents at beginning
 of period                                              2,273,242     1,170,861
                                                      ------------  ------------
Cash and cash equivalents at end of period            $   867,944        85,650
                                                      ============  ============

Noncash items:
 Forgiveness of amount due GP Strategies              $   129,886   $
                                                      ===========   ============




The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The financial  information included herein is unaudited.  Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The operating results for interim periods are not necessarily indicative of operating results to be expected for the year.


 Note 2.  Inventories

   Inventories are classified as follows:

                              March 31,        December 31,
                                 2000              1999
                           --------------     --------------
   Finished goods          $     272,538      $     361,809
   Work in process             5,296,816          5,296,816
   Raw materials               1,332,560          1,332,560
   Less reserve for
    excess inventory          (6,089,914)        (6,225,185)
                           --------------     --------------
                           $     812,000      $     766,000
                           ==============     ==============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has written-down the carrying value of its inventory of ALFERON N Injection to its estimated net realizable value. The write-down is a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at March 31, 2000 and December 31, 1999, reflect a reserve for excess inventory of $6,089,914 and $6,225,185, respectively.

     During the three months ended March 31, 2000 and 1999, a portion of the reserve for excess inventory was reversed in the amount of $135,271 and $308,861, respectively.

Note 3. Agreement with GP Strategies Corporation

     In an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") agreed to lend the Company $500,000 at the rate of $250,000 a month (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies
(i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to allow a designee of GP Strategies to attend any meeting with the FDA with respect to approval of ALFERON N Injection for the treatment of hepatitis C and to issue GP Strategies 500,000 shares (the "GP Shares") of Common Stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of Common Stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. The Company also agreed not to increase its payroll during the term of the GP Strategies Debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien.

     On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 (and accordingly classified as long-term on the accompanying consolidated condensed balance sheets at March 31, 2000 and December 31, 1999), (ii) the Company agreed to file a registration statement prior to July 31, 2000 covering the shares issuable upon exercise of the GP Warrant and any of the GP Shares for which Rule 144 under the Securities Act of 1933 was not available, and (iii) the Management Agreement between the Company and GP Strategies (whereby certain legal, financial and administrative services were provided by GP Strategies to the Company) was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) were discharged. The amount of intercompany accounts that were discharged was approximately $130,000, which was recorded in the quarter ended March 31, 2000 as a contribution to capital. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

Note 4.  Agreement with the Red Cross

     In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross Liability and to issue to the Red Cross 300,000 shares of Common Stock (with a market value of $1,171,875 at December 4, 1998) and additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability.

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during the three months ended March 31, 1999, an adjustment for $425,213 was recorded with a corresponding charge to operations. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to operations. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at March 31, 2000 and December 31, 1999 was approximately $1,228,000 and $1,579,000, respectively.

Note 5. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of March 31, 2000, the Company had an accumulated deficit of approximately $129.6 million. For the three months ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997, the Company had losses from operations of approximately $0.8 million, $5.4 million, $20.8 million and $22.4 million, respectively. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     During the second quarter of 2000, the Company raised gross proceeds of $3,512,000 from the sale in a private placement of 5,321,212 shares of common stock and warrants, exercisable until April 2005 to purchase 5,321,212 shares of common stock at a price of $1.50 per share. At May 19, 2000, the Company has $2,800,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable. Management is continuing to actively pursue raising additional capital by either
(i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately December 31, 2000. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.




Note 6.  Restatement of the March 31, 1999 Financial Statements (unaudited)

     The Company has restated its Consolidated Condensed Financial Statements for the three months ended March 31, 1999, June 30, 1999 and September 30, 1999 because of errors discovered subsequent to the issuance of such Consolidated Condensed Financial Statements. The Consolidated Condensed Financial Statements required restatement to correct the reporting for inventories, Settlement Shares, deferred compensation, cost of sales and certain other expenses.

     The impact of the restatement on the Company's Consolidated Condensed Statements of Operations and Cash Flows for the three months ended March 31, 1999 is summarized as follows:


   Operations:                                     As Reported        Restated
   Revenues
    Alferon N Injection                           $    459,521    $    459,521
    Research products                                      277             277
                                                  -------------   -------------
   Total revenues                                      459,798         459,798
                                                  -------------   -------------
   Costs and expenses
   Cost of goods sold and idle production costs      1,033,219       1,458,432
   Reversal of reserve for excess inventory                           (308,861)
   Research and development                          1,246,492       1,246,492
   General and administrative                          802,695         780,231
                                                   -------------   -------------
   Total costs and expenses                          3,082,406       3,176,294
                                                  -------------   -------------
   Loss from operations                             (2,622,608)     (2,716,496)

    Interest income                                      4,737           4,737
                                                  -------------   -------------
   Net loss                                       $ (2,617,871)   $ (2,711,759)
                                                  =============   =============

   Basic and diluted loss per share               $       (.57)   $       (.58)
                                                  =============   =============
   Weighted average number of
    shares outstanding                               4,584,265       4,709,265



   Cash flows:                                     As Reported        Restated

   Cash flows from operations:
       Net loss                                    $ (2,617,871)   $ (2,711,759)
      Adjustments to reconcile net loss to net
       cash used for operating activities:
        Depreciation and amortization                   186,829         186,829
        Accounts payable and benefits paid with
         common stock                                   573,509          39,134
        Reversal of reserve for excess inventory                       (308,861)
        Market value adjustment                                         425,213
        Loss on sale of other assets                                     51,392
        Change in operating assets and liabilities:
        Inventories                                     270,645         270,645
        Amount due to GP Strategies                     169,325          44,325
        Accounts and other receivables                  303,095         303,095
        Prepaid expenses and other current assets      (101,275)       (101,275)
        Accounts payable and accrued expenses            40,482         552,393
                                                    ------------    ------------
        Net cash used for operations                 (1,175,261)     (1,248,869)
                                                    ------------    ------------
       Cash flows from investing activities:
        Proceeds from sale of other assets               90,050          38,658
                                                    ------------    ------------
        Net cash provided by investing activities        90,050          38,658
                                                    ------------    ------------
       Cash flows from financing activities:
        Proceeds from note payable to GP Strategies                     125,000
                                                    ------------    ------------
       Net cash provided by financing activities                        125,000
                                                    ------------    ------------
       Net decrease in cash and cash equivalents     (1,085,211)     (1,085,211)

       Cash and cash equivalents at beginning of
        period                                        1,170,861       1,170,861
                                                    ------------    ------------
       Cash and cash equivalents at end of period  $     85,650     $    85,650
                                                    ============    ============





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

     During the second quarter of 2000, the Company raised gross proceeds of $3,512,000 from the sale, in a private placement, of 5,321,212 shares of common stock and warrants, exercisable until April 2005 to purchase 5,321,212 shares of common stock at a price of $1.50 per share. As of May 19, 2000, the Company had an aggregate of $2,800,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations through approximately December 31, 2000. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated April 10, 2000, on the Company's consolidated financial statements as of and for the year ended December 31, 1999 included an explanatory paragraph that states that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

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

     During December 1999, the Company completed the sale of approximately $32 million of its New Jersey tax loss carryovers and received $2.35 million. In June 2000, the Company will submit an application to sell an additional $4.8 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers of approximately $53 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for future years is $40 million per year.

     The Company has obtained human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the Red Cross pursuant to a supply agreement dated April 1, 1997 (the "Supply Agreement"). The Company will not need more human white blood cells until such time as production of ALFERON N Injection is resumed, and has not purchased any since April 1, 1998. Under the terms of the Supply Agreement, the Company was obligated to purchase a minimum amount of human white blood cells each month through March 1999 (the "Minimum Purchase Commitment"), with an aggregate Minimum Purchase Commitment during the period from April 1998 through March 1999 in excess of $3,000,000. As of November 23, 1998, the Company owed the Red Cross approximately $1.46 million plus interest at the rate of 6% annum accruing from April 1, 1998 (the "Red Cross Liability") for white blood cells purchased pursuant to the Supply Agreement.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during the three months ended March 31, 1999, an adjustment for $425,213 was recorded with a corresponding charge to operations. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to operations. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at March 31, 2000 and December 31, 1999 was approximately $1,228,000 and $1,579,000, respectively.

     In an agreement dated March 25, 1999, GP Strategies agreed to lend the Company $500,000 at the rate of $250,000 a month. In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and
(iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of Common Stock and a five-year warrant to purchase 500,000 shares of Common Stock at a price of $1 per share. The Company also agreed not to increase its payroll during the term of the GP Strategies debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, (ii) the Company agreed to file a registration statement prior to July 31, 2000 covering the shares issuable upon exercise of the GP Warrant and any of the GP Shares for which Rule 144 under the Securities Act of 1933 was not available, and (iii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

Results of Operations

     Three Months Ended March 31, 2000 Versus Three Months Ended March 31, 1999(as restated)

     For the three months ended March 31, 2000 and 1999, the Company had revenues from the sale of ALFERON N Injection of $163,150 and $459,521, respectively. In the third and fourth quarters of 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in substantially higher than normal sales in the second half of 1999 and in lower than normal sales in the three months ended March 31, 2000 due to the fact that such customers were selling out their inventory of Alferon N Injection (rather than purchasing Alferon N Injection directly from the Company).

     In the three months ended March 31, 2000, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,417 vials of ALFERON N Injection, compared to 3,708 vials sold by the Company during the three months ended March 31, 1999. In addition, foreign sales of ALFERON N Injection were 162 vials for the three months ended March 31, 1999. There were no foreign sales in the three months ended March 31, 2000.

     Cost of goods sold and idle production costs totaled $230,153 and $1,458,432 for the three months ended March 31, 2000 and 1999, respectively. Idle production costs in the three months ended March 31, 2000 and 1999 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Such costs were greater in the 1999 period due to higher levels of payroll costs. In addition, based on changes in the value of the Settlement Shares, for the three months ended March 31, 2000, cost of goods sold was credited for $287,341 as compared to a charge of $425,213 to cost of goods sold for the three months ended March 31, 1999.

     During the three months ended March 31, 2000 and 1999, a portion of the reserve for excess inventory was reversed in the amount of $135,271 and $308,861, respectively, in order to reflect the inventory at its estimated net realizable value.

     Research and development expenses during the three months ended March 31, 2000 of $423,819 decreased by $822,673 from $1,246,492 for the same period in 1999, principally because the Company has had a reduction in research personnel which has reduced its payroll and research costs.

     General and administrative expenses for the three months ended March 31, 2000 were $448,074 as compared to $780,231 for the same period in 1999. The decrease of $332,157 was principally due to decreases in payroll and other operating expenses.

     Interest expense, net, for the three months ended March 31, 2000 was $9,620 of expense and primarily represented interest accrued on the Red Cross Liability partially offset by interest income compared to interest income for the three months ended March 31, 1999 of $4,737.

     As a result of the foregoing, the Company incurred net losses of $813,245 and $2,711,759 for the three months ended March 31, 2000 and 1999, respectively.

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

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101, amended by SAB 101A issued on March 24, 2000, requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

     FASB Interpretation No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("FIN 44"). It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The Company is evaluating the financial impact of FIN 44 and has not yet determined whether applying the accounting guidance of FIN 44 will have a material effect on its financial position and results of operations.

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



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


None


                            INTERFERON SCIENCES, INC.

                                 MARCH 31, 2000




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                       INTERFERON SCIENCES, INC.




DATE:       May 22, 2000                           By:   /s/ Lawrence M. Gordon
                                                         Lawrence M. Gordon
                                                         Chief Executive Officer




DATE:       May 22, 2000                           By:   /s/ Donald W. Anderson
                                                         Donald W. Anderson
                                                         Controller