Form 10-Q
period 2000-06-30
INTERFERON SCIENCES INC
filed 2000-08-11
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended June 30, 2000

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

                                               Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of August 8, 2000:

           Common Stock                                       17,036,349  shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--June 30, 2000
     and December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--Three Months
     and Six Months Ended June 30, 2000 and 1999  . . . . . . . . . . .  . .2-3

   Consolidated Condensed Statement of Changes in

     Stockholders' Equity--Six Months Ended June 30, 2000. . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--Six

     Months Ended June 30, 2000 and 1999. . . . . . . . . . .. . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . 6-10

   Management's Discussion and Analysis of Financial

     Condition and Results of Operations . . . . . . . . . . . . . . . . .11-16

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 June 30,          December 31,
                                                   2000              1999
                                               (Unaudited)
ASSETS                                        -------------------------------
Current assets

  Cash and cash equivalents                   $  3,391,236        $ 2,273,242
  Accounts and other receivables                   128,097             35,561
  Inventories, net of reserves
    of $5,945,842 and $6,225,185,
    respectively                                   735,203            766,000
  Prepaid expenses and other
    current assets                                  28,582             27,018
                                             -------------      -------------
Total current assets                             4,283,118          3,101,821
                                             -------------      -------------
Property, plant and equipment,
  at cost                                       12,759,273         12,759,273
Less accumulated depreciation                  (10,076,311)        (9,834,558)
                                             -------------      -------------
                                                 2,682,962          2,924,715
                                             -------------      -------------
Patent costs, net of accumulated
  amortization                                     204,788            219,822
Other assets                                        10,100             10,100
                                             -------------      -------------
Total assets                                 $   7,180,968      $   6,256,458
                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

  Accounts payable and accrued expenses      $   2,867,722      $   4,915,466
  Note payable and amount due
   GP Strategies                                   536,250            283,637
                                             -------------      -------------
Total current liabilities                        3,403,972          5,199,103
                                             -------------      -------------
Note payable to GP Strategies                                         500,000
                                             -------------      -------------
Commitments and contingencies

Stockholders' equity

Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-12,482,393 and
 5,327,473 shares, respectively                    124,824            53,275
Capital in excess of par value                 134,097,733       129,397,259
Accumulated deficit                           (130,445,561)     (128,812,179)
Settlement shares                                                    (81,000)
                                             -------------      ------------
Total stockholders' equity                       3,776,996           557,355
                                             -------------      ------------
Total liabilities and stockholders'
  equity                                     $   7,180,968     $   6,256,458
                                             =============     =============


The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                           June 30,
                                                  -----------------------------
                                                       2000           1999
                                                                  (as restated)
                                                  -------------   -------------
Revenues

  Alferon N Injection                              $    157,922    $    526,389
                                                  -------------   -------------
Total revenues                                          157,922         526,389
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and idle
  production costs                                      425,177         765,408
Reversal of reserve for
  excess inventory                                                     (273,789)
Research and development (net of $456,998
  for settlements on various liabilities
  during the three months ended June 30, 2000)           34,000         696,497
General and administrative                              518,103         504,792
                                                  -------------   -------------
Total costs and expenses                                977,280       1,692,908
                                                  -------------   -------------
Loss from operations                                   (819,358)     (1,166,519)

 Interest expense and financing costs                       779         249,360
                                                  -------------   -------------
Net loss                                           $   (820,137)    $(1,415,879)
                                                  =============   =============

Basic and diluted loss per share                   $       (.09)   $       (.27)
                                                  =============   =============
Weighted average number of
 shares outstanding                                   9,227,925       5,179,034
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                       2000           1999
                                                                  (as restated)
                                                  -------------   -------------

Revenues

  Alferon N Injection                              $    321,072    $    985,910
  Research products                                                         277
                                                  -------------   -------------
Total revenues                                          321,072         986,187
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and idle
  production costs                                      655,330       2,223,840
Reversal of reserve for
  excess inventory                                     (135,271)       (582,650)
Research and development (net of $456,998
  for settlements on various liabilities
  during the six months ended June 30, 2000)            457,819       1,942,989
General and administrative                              966,177       1,285,023
                                                  -------------   -------------
Total costs and expenses                              1,944,055       4,869,202
                                                  -------------   -------------
Loss from operations                                 (1,622,983)     (3,883,015)

 Interest expense and financing costs                    10,399         244,623
                                                  -------------   -------------
Net loss                                           $ (1,633,382)    $(4,127,638)
                                                  =============   =============

Basic and diluted loss per share                   $       (.22)   $       (.84)
                                                  =============   =============
Weighted average number of
 shares outstanding                                   7,566,877       4,922,447
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




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                   STOCKHOLDERS' EQUITY

                                              SIX MONTHS ENDED June 30, 2000
                                                        (Unaudited)

                                             Capital                                           Total
                       Common Stock         in excess       Accummulated     Settlement     stockholders'
                     Shares      Amount    of par value      deficit          shares          equity
                     ------------------    ------------    --------------    ----------     -------------
Balance at
 Dec. 31,

 1999              5,327,473   $ 53,275     $129,397,259      $(128,812,179)   $ (81,000)   $ 557,355

Net proceeds
 from sale of

 common stock      7,088,648     70,886        4,507,614                                    4,578,500

Common stock
 issued as

 compensation         20,000        200           23,550                                       23,750

Common stock
 issued under
 Company 401(k)
 Plan                 46,272        463           39,424                                       39,887

Forgiveness of
 amount due GP

 Strategies                                      129,886                                      129,886

Settlement shares

 sold                                                                           368,341        368,341

Market value

 adjustment                                                                    (287,341)      (287,341)

Net loss                                                      (1,633,382)                  (1,633,382)
                 --------------------------------------------------------------------------------------
Balance at
 June 30,

 2000             12,482,393   $124,824     $134,097,733   $(130,445,561)   $   ---        $3,776,996




The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                         --------------------------
                                                           2000           1999
                                                                      (as restated)
                                                         ------------  ------------

Cash flows from operations:

  Net loss                                               $(1,633,382)  $(4,127,638)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            256,787       373,654
    Amortization of deferred financing costs                               250,000
    Gain on settlements of research-related liabilities     (456,998)
    Compensation and

     benefits paid with common stock                          63,637        68,979
    Reversal of reserve for
     excess inventory                                       (135,271)     (582,650)
    Market value adjustment                                 (287,341)      587,261
    Loss on sale of other assets                                            51,392
    Change in operating assets and liabilities:
     Inventories                                             166,068       520,434
     Amount due to GP Strategies                            (117,501)       74,264
     Accounts and other receivables                          (92,536)      480,810
     Prepaid expenses and other current
      assets                                                  (1,564)      (78,319)
     Accounts payable and accrued expenses                (1,222,405)      878,161
                                                         ------------  ------------
    Net cash used for operations                          (3,460,506)   (1,503,652)
                                                         ------------  ------------
Cash flows from investing activities:

  Proceeds from sale of other assets                                        38,658
                                                         ------------  ------------
  Net cash provided by                                                      38,658
    investing activities                                 ------------  ------------

Cash flows from financing activities:

  Net proceeds from sale of common stock                   4,578,500
  Proceeds from note payable to
  GP Strategies                                                            500,000
                                                         ------------  ------------
Net cash provided by financing activities                  4,578,500       500,000
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents       1,117,994      (964,994)

Cash and cash equivalents at beginning
 of period                                                 2,273,242     1,170,861
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 3,391,236   $   205,867
                                                         ============  ============

Noncash items:
 Forgiveness of amount due GP Strategies                 $   129,886   $
                                                         ===========   ============

The accompanying notes are an integral part of these consolidated condensed financial statements

                        INTERFERON SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Basis of Presentation

       The financial information included herein is unaudited. Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The operating results for interim periods are not necessarily indicative of operating results to be expected for the year.

 Note 2.  Inventories

       Inventories are classified as follows:

                               June 30,        December 31,
                                 2000              1999
                           --------------     --------------

   Finished goods          $     570,070      $     361,809
   Work in process             4,778,415          5,296,816
   Raw materials               1,332,560          1,332,560
   Less reserve for
    excess inventory          (5,945,842)        (6,225,185)
                           ---------------     --------------
                           $     735,203      $     766,000
                             ===============      ==============


       Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

       During the three months ended June 30, 2000, the Company converted a portion of its interferon intermediates (work in process inventory) into finished goods inventory.

       In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at June 30, 2000 and December 31, 1999, reflect a reserve for excess inventory of $5,945,842 and $6,225,185, respectively.

       During the six months ended June 30, 2000 and 1999, a portion of the reserve for excess inventory was reversed in the amount of $135,271 and $582,650, respectively, to reflect inventory at its estimated net realizable value. In addition, during the six months ended June 30, 2000, a portion of the reserve for excess inventory was used in the amount of $144,072.

Note 3. Agreement with GP Strategies Corporation

       In an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") agreed to lend the Company $500,000 (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to allow a designee of GP Strategies to attend any meeting with the FDA with respect to approval of ALFERON N Injection for the treatment of hepatitis C and to issue GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. The Company also agreed not to increase its payroll during the term of the GP Strategies Debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien.

       On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 (and accordingly is classified as a current liability and a long-term liability on the accompanying consolidated condensed balance sheets at June 30, 2000 and December 31, 1999, respectively), (ii) the Company agreed to file a registration statement prior to July 31, 2000 (which the Company is currently in the process of filing) covering the shares issuable upon exercise of the GP Warrant and any of the GP Shares for which Rule 144 under the Securities Act of 1933 was not available, and (iii) the Management Agreement between the Company and GP Strategies (whereby certain legal, financial and administrative services were provided by GP Strategies to the Company) was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) were discharged. The amount of intercompany accounts that were discharged was approximately $130,000, which was recorded in the quarter ended March 31, 2000 as a contribution to capital. The agreement also provides that
(i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI common stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

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

       As the liability to the Red Cross remained unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during the six months ended June 30, 1999, an adjustment for $587,261 was recorded with a corresponding charge to cost of goods sold. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at June 30, 2000 and December 31, 1999 was approximately $1,244,000 and $1,579,000, respectively.

Note 5. Operations and Liquidity

       The Company has experienced significant operating losses since its inception in 1980. As of June 30, 2000, the Company had an accumulated deficit of approximately $130.4 million. For the six months ended June 30, 2000 and the years ended December 31, 1999, 1998 and 1997, the Company had losses from operations of approximately $1.6 million, $5.4 million, $20.8 million and $22.4 million, respectively. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

       During the second quarter of 2000 and through August 3, 2000, the Company raised gross proceeds of $7,679,380 from the sale in a private placement of 11,635,451 shares of common stock at a price of $0.66 per share and warrants, exercisable until April 2005 to purchase 11,635,451 shares of common stock at a price of $1.50 per share. The proceeds from this private placement will be used to fund new initiatives, in addition to funding certain projects within the Company's existing interferon-related operations. At August 10, 2000, the Company has $5,700,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable. Management is continuing to actively pursue raising additional capital by either (i) issuing securities in a private equity offering, (ii) licensing the rights to its injectable, topical or oral formulations of alpha interferon, or (iii) selling the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

       During the second quarter of 2000, the Company was able to settle certain amounts owed on various research-related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses.

       Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations for at least the next twelve months. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

Note 6.  Restatement of the June 30, 1999 Financial Statements (unaudited)

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

       The impact of the restatement on the Company's consolidated condensed statements of operations for the three months and six months ended June 30, 1999 and cash flows for the six months ended June 30, 1999 is summarized as follows:

                                                       Three Months Ended

                                                          June 30, 1999

   Operations:                                     As Reported        Restated
   ----------                                      -----------        --------
   Revenues

    Alferon N Injection                           $    526,389    $    526,389
                                                  -------------   -------------
   Total revenues                                      526,389         526,389
                                                  -------------   -------------
   Costs and expenses

   Cost of goods sold and idle production costs        603,360         765,408
   Reversal of reserve for excess inventory                           (273,789)
   Research and development                            696,497         696,497
   General and administrative                          458,381         504,792
                                                   -------------   -------------
   Total costs and expenses                          1,758,238       1,692,908
                                                  -------------   -------------
   Loss from operations                             (1,231,849)     (1,166,519)

    Interest income (expense and
      financing costs)                                     640        (249,360)
                                                  -------------   -------------
   Net loss                                       $ (1,231,209)   $ (1,415,879)
                                                  =============   =============

   Basic and diluted loss per share               $       (.26)   $       (.27)
                                                  =============   =============
   Weighted average number of
    shares outstanding                               4,697,034       5,179,034
                                                  =============   =============


                                                        Six Months Ended

                                                          June 30, 1999

   Operations:                                     As Reported        Restated
   ----------                                      -----------        --------

   Revenues

    Alferon N Injection                           $    985,910    $    985,910
    Research products                                      277             277
                                                  -------------   -------------
   Total revenues                                      986,187         986,187
                                                  -------------   -------------
   Costs and expenses

   Cost of goods sold and idle production costs      1,636,579       2,223,840
   Reversal of reserve for excess inventory                           (582,650)
   Research and development                          1,942,989       1,942,989
   General and administrative                        1,261,076       1,285,023
                                                   -------------   -------------
   Total costs and expenses                          4,840,644       4,869,202
                                                  -------------   -------------
   Loss from operations                             (3,854,457)     (3,883,015)

    Interest income (expense and
      financing costs)                                   5,377        (244,623)
                                                  -------------   -------------
   Net loss                                       $ (3,849,080)   $ (4,127,638)
                                                  =============   =============

   Basic and diluted loss per share               $       (.83)   $       (.84)
                                                  =============   =============
   Weighted average number of
    shares outstanding                               4,636,733       4,922,447
                                                  =============   =============


                                                        Six Months Ended

                                                          June 30, 1999

   Cash flows:                                     As Reported        Restated
   ----------                                      -----------        --------

   Cash flows from operations:

       Net loss                                      $ (3,849,080)   $ (4,127,638)
      Adjustments to reconcile net loss to net
       cash used for operating activities:
        Depreciation and amortization                     373,654         373,654
        Amortization of deferred financing costs                          250,000
        Accounts payable and benefits paid with
         common stock                                     603,354          68,979
        Reversal of reserve for excess inventory                         (582,650)
        Market value adjustment                                           587,261
        Loss on sale of other assets                                       51,392
        Change in operating assets and liabilities:
        Inventories                                       520,434         520,434
        Amount due to GP Strategies                       574,264          74,264
        Accounts and other receivables                    480,810         480,810
        Prepaid expenses and other current assets         (78,319)        (78,319)
        Accounts payable and accrued expenses             319,839         878,161
                                                      ------------    ------------
        Net cash used for operations                   (1,055,044)     (1,503,652)
                                                      ------------    ------------

       Cash flows from investing activities:

        Proceeds from sale of other assets                 90,050          38,658
                                                      ------------    ------------
        Net cash provided by investing activities          90,050          38,658
                                                      ------------    ------------
       Cash flows from financing activities:

        Proceeds from note payable to GP Strategies                       500,000
                                                      ------------    ------------
       Net cash provided by financing activities                          500,000
                                                      ------------    ------------
       Net decrease in cash and cash equivalents         (964,994)       (964,994)

       Cash and cash equivalents at beginning of
        period                                          1,170,861       1,170,861
                                                      ------------    ------------
       Cash and cash equivalents at end of period    $    205,867     $   205,867
                                                      ============    ============



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

       During the second quarter of 2000 and through August 3, 2000, the Company raised gross proceeds of $7,679,380 from the sale, in a private placement, of 11,635,451 shares of common stock at a price of $0.66 per share and warrants, exercisable until April 2005 to purchase 11,635,451 shares of common stock at a price of $1.50 per share. The proceeds from this private placement will be used to fund new initiatives, in addition to funding certain projects within the Company's existing interferon-related operations. The Company is seeking to enter into collaborations with companies in the areas of cancer, infectious diseases, and immunology. Their strategy is to utilize their expertise in regulatory affairs, clinical trials, manufacturing, and research and development to acquire equity participations in early stage companies. As of August 10, 2000, the Company had an aggregate of $5,700,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

       Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations for at least the next twelve months. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated April 10, 2000, on the Company's consolidated financial statements as of and for the year ended December 31, 1999 included an explanatory paragraph that states that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

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

       During December 1999, the Company completed the sale of approximately $32 million of its New Jersey tax loss carryovers and received $2.35 million. In June 2000, the Company submitted an application to sell an additional $4.8 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers of approximately $53 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for future years is $40 million per year.

       The Company has obtained human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the Red Cross pursuant to a supply agreement dated April 1, 1997 (the "Supply Agreement"). The Company will not need to purchase more human white blood cells until such time as production of crude alpha interferon is resumed, and has not purchased any since April 1, 1998. Under the terms of the Supply Agreement, the Company was obligated to purchase a minimum amount of human white blood cells each month through March 1999 (the "Minimum Purchase Commitment"), with an aggregate Minimum Purchase Commitment during the period from April 1998 through March 1999 in excess of $3,000,000. As of November 23, 1998, the Company owed the Red Cross approximately $1.46 million plus interest at the rate of 6% annum accruing from April 1, 1998 (the "Red Cross Liability") for white blood cells purchased pursuant to the Supply Agreement.

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

       As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during the six months ended June 30, 1999, an adjustment for $587,261 was recorded with a corresponding charge to cost of goods sold. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at June 30, 2000 and December 31, 1999 was approximately $1,244,000 and $1,579,000, respectively. The Company is currently discussing with the Red Cross the repayment of the remaining liability.

       In an agreement dated March 25, 1999, GP Strategies agreed to lend the Company $500,000. In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of Common Stock and a five-year warrant to purchase 500,000 shares of Common Stock at a price of $1 per share. The Company also agreed not to increase its payroll during the term of the GP Strategies debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, (ii) the Company agreed to file a registration statement prior to July 31, 2000 (which the Company is currently in the process of filing) covering the shares issuable upon exercise of the GP Warrant and any of the GP Shares for which Rule 144 under the Securities Act of 1933 was not available, and (iii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies
Debt) in the amount of approximately $130,000 were discharged. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

Results of Operations

Six Months Ended June 30, 2000 Versus Six Months Ended June 30,1999(as restated)

       For the six months ended June 30, 2000 and 1999, the Company had revenues from the sale of ALFERON N Injection of $321,072 and $985,910, respectively. In the third and fourth quarters of 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in substantially higher than normal sales in the second half of 1999 and in lower than normal sales in the six months ended June 30, 2000. This was due to the fact that such customers were selling out of their inventory of Alferon N Injection (rather than purchasing Alferon N Injection from the Company).

         In the six months ended June 30, 2000, the Company sold, through its distributor, to wholesalers and other customers in the United States 2,636 vials of ALFERON N Injection, compared to 7,897 vials sold by the Company during the six months ended June 30, 1999. In addition, foreign sales of ALFERON N Injection were 354 vials for the six months ended June 30, 1999. There were no foreign sales in the six months ended June 30, 2000.

         Cost of goods sold and idle production costs totaled $655,330 and $2,223,840 for six months ended June 30, 2000 and 1999, respectively. Idle production costs in the six months ended June 30, 2000 and 1999 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Such costs were greater in the 1999 period due to higher levels of payroll costs. In addition, lower unit sales in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 contributed to lower cost of goods sold. In addition, based on changes in the value of the Settlement Shares, for the six months ended June 30, 2000, cost of goods sold was credited for $287,341 as compared to a charge of $587,261 to cost of goods sold for the six months ended June 30, 1999.

       During the six months ended June 30, 2000 and 1999, a portion of the reserve for excess inventory was reversed in the amount of $135,271 and $582,650, respectively, in order to reflect the inventory at its estimated net realizable value.

       Research and development expenses during the six months ended June 30, 2000 of $457,819 decreased by $1,485,170 from $1,942,989 for the same period in 1999, principally because the Company has had a reduction in research personnel which has reduced its payroll and research costs. In addition, during the second quarter of 2000, the Company settled amounts owed on various research related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses.

       General and administrative expenses for the six months ended June 30, 2000 were $966,177 as compared to $1,285,023 for the same period in 1999. The decrease of $318,846 was principally due to decreases in payroll and other operating expenses.

       Interest expense, net, for the six months ended June 30, 2000 was $10,399 of expense and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income. Interest expense, net, for the six months ended June 30, 1999 was $244,623 of expense and primarily represented financing costs partially offset by interest income.

       As a result of the foregoing, the Company incurred net losses of $1,633,382 and $4,127,638 for the six months ended June 30, 2000 and 1999, respectively.

Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999 (as restated)

       For the three months ended June 30, 2000 and 1999, the Company had revenues from the sale of ALFERON N Injection of $157,922 and $526,389, respectively. In the third and fourth quarters of 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in substantially higher than normal sales in the second half of 1999 and in lower than normal sales in the three months ended June 30, 2000. This was due to the fact that such customers were selling out of their inventory of Alferon N Injection (rather than purchasing Alferon N Injection from the Company).

       In the three months ended June 30, 2000, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,219 vials of ALFERON N Injection, compared to 4,189 vials sold by the Company during the three months ended June 30, 1999. In addition, foreign sales of ALFERON N Injection were 192 vials for the three months ended June 30, 1999. There were no foreign sales in the three months ended June 30, 2000.

       Cost of goods sold and idle production costs totaled $425,177 and $765,408 for the three months ended June 30, 2000 and 1999, respectively. Idle production costs in the three months ended June 30, 2000 and 1999 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. In addition, lower unit sales in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 contributed to lower cost of goods sold. During the three months ended June 30, 2000, the Company incurred expenses to convert, formulate and package interferon intermediates (work in process inventory) into finished goods inventory. In addition, based on changes in the value of the Settlement Shares, for the three months ended June 30, 1999, cost of goods sold was charged for $162,048.

       During the three months ended June 30, 1999, a portion of the reserve for excess inventory was reversed in the amount of $273,789 in order to reflect the inventory at its estimated net realizable value.

       Research and development expenses during the three months ended June 30, 2000 of $34,000 decreased by $662,497 from $696,497 for the same period in 1999, principally because the Company settled amounts owed on various research related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses. In addition, the Company has had a reduction in research personnel which has reduced its payroll and research costs.

       General and administrative expenses for the three months ended June 30, 2000 were $518,103 as compared to $504,792 for the same period in 1999, which reflects only a minor change in administrative costs during the 2000 period.

       Interest expense, net, for the three months ended June 30, 2000 was $779 of expense and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income. Interest expense, net, for the three months ended June 30, 1999 was $249,360 of expense and primarily represented financing costs partially offset by interest income.

       As a result of the foregoing, the Company incurred net losses of $820,137 and $1,415,879 for the three months ended June 30, 2000 and 1999, respectively.

 Recent Accounting Developments

       In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivatives as either assets or liabilities in the activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is still evaluating its position with respect to the use of derivative instruments.

       On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. On June 26, 2000, the SEC issued SAB No. 101B which postponed the implementation of SAB No. 101 until the quarter beginning October 1, 2000. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

       FASB Interpretation No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("FIN 44"). It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The Company is evaluating the financial impact of FIN 44 and has determined that the repricing of employee stock options on October 27, 1999 falls within the guidance of FIN
44. On October 27, 1999, the Company repriced 429,475 stock options to $.25 per share. On July 1, 2000, the implementation date of FIN 44, 352,823 shares of the 429,475 shares were fully vested (exercisable) and the closing price of the Company's common stock on such date was $1.63 per share. Beginning on and after July 1, 2000, the Company is required to record compensation expense on the repriced vested or exercised stock options only when the market price exceeds $1.63 per share and only on the amount in excess of $1.63 per share. For the repriced unvested stock options, the intrinsic value measured at the July 1, 2000 effective date that is attributable to the remaining vesting period will be recognized over that future period. The unvested stock options at July 1, 2000 (76,652) will fully vest on January 1, 2001. On August 10, 2000, the closing price of the Company's common stock was $1.50 per share. The Company believes that this will be the only impact for FIN 44.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

                       27.0 Financial Data Schedule - June 30, 2000.

(b) Reports on Form 8-K

                       There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                            INTERFERON SCIENCES, INC.

                                  June 30, 2000

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                       INTERFERON SCIENCES, INC.




DATE:       August 11, 2000                        By:    /s/ Lawrence M. Gordon
                                                              Lawrence M. Gordon
                                                         Chief Executive Officer


DATE:       August 11, 2000                        By:    /s/ Donald W. Anderson
                                                              Donald W. Anderson
                                                           Controller