Form 10-Q
period 2000-09-30
INTERFERON SCIENCES INC
filed 2000-11-14
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended September 30, 2000

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

                                               Yes  [X]       No   [ ]

Number of shares outstanding of each of issuer's classes of common stock as of October 31, 2000:

           Common Stock                                      17,949,897  shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page

Part I.  Financial Information:

   Consolidated  Condensed Balance  Sheets--September  30, 2000
   and December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--Three Months
     and Nine Months Ended September 30, 2000 and 1999. . . . . . . . .  . .2-3

   Consolidated Condensed Statement of Changes in

     Stockholders' Equity--Nine Months Ended September 30, 2000. . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--Nine

     Months Ended September 30, 2000 and 1999. . . . .  . . .. . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . 6-11
   Management's Discussion and Analysis of Financial

     Condition and Results of Operations . . . . . . . . . . . . . . . . .12-18

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                              September 30,       December 31,
                                                   2000              1999
                                               (Unaudited)
ASSETS
                                               -------------------------------
Current assets

  Cash and cash equivalents                   $  4,787,144        $ 2,273,242
  Accounts and other receivables                   217,505             35,561
  Inventories, net of reserves
    of $5,763,422 and $6,225,185,
    respectively                                   585,389            766,000
  Prepaid expenses and other
    current assets                                   9,403             27,018
                                             -------------      -------------
Total current assets                             5,599,441          3,101,821
                                             -------------      -------------
Property, plant and equipment,
  at cost                                       12,759,273         12,759,273
Less accumulated depreciation                  (10,190,236)        (9,834,558)
                                             -------------      -------------
                                                 2,569,037          2,924,715
                                             -------------      -------------
Patent costs, net of accumulated
  amortization                                     197,270            219,822
Other assets                                       180,100             10,100
                                             -------------      -------------
Total assets                                 $   8,545,848      $   6,256,458
                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

  Accounts payable and accrued expenses      $   2,905,238      $   4,915,466
  Note payable and amount due
   GP Strategies                                   543,750            283,637
                                             -------------      -------------
Total current liabilities                        3,448,988          5,199,103
                                             -------------      -------------
Note payable to GP Strategies                                         500,000
                                             -------------      -------------
Commitments and contingencies

Stockholders' equity

Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-17,045,171 and
 5,327,473 shares, respectively                    170,452            53,275
Capital in excess of par value                 136,643,985       129,397,259
Accumulated deficit                           (131,717,577)     (128,812,179)
Settlement shares                                                    (81,000)
                                             -------------      ------------
Total stockholders' equity                       5,096,860           557,355
                                             -------------      ------------
Total liabilities and stockholders'
  equity                                     $   8,545,848     $   6,256,458
                                             =============     =============


The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2000           1999
                                                                  (as restated)
                                                  -------------   -------------
Revenues

  Alferon N Injection                              $    324,399    $    998,275
                                                  -------------   -------------
Total revenues                                          324,399         998,275
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and idle

  production costs                                      555,550         518,686
Reversal of reserve for
  excess inventory                                                     (125,350)
Research and development                                502,206         513,776
General and administrative                              582,354         489,472
                                                  -------------   -------------
Total costs and expenses                              1,640,110       1,396,584
                                                  -------------   -------------
Loss from operations                                 (1,315,711)       (398,309)

 Interest income (expense), net                          43,695        (250,000)
                                                  -------------   -------------
Net loss                                           $ (1,272,016)    $  (648,309)
                                                  =============   =============

Basic and diluted loss per share                   $       (.08)   $       (.12)
                                                  =============   =============
Weighted average number of
 shares outstanding                                  15,735,454       5,246,342
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                       2000           1999
                                                                  (as restated)
                                                  -------------   -------------
Revenues

  Alferon N Injection                              $    645,471    $  1,984,185
  Research products                                                         277
                                                  -------------   -------------
Total revenues                                          645,471       1,984,462
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and idle

  production costs                                    1,210,880       2,742,526
Reversal of reserve for
  excess inventory                                     (135,271)       (708,000)
Research and development (net of $456,998
  for settlements of various liabilities
  during the nine months ended
  September 30, 2000)                                   960,025       2,456,765
General and administrative                            1,548,531       1,774,495
                                                  -------------   -------------
Total costs and expenses                              3,584,165       6,265,786
                                                  -------------   -------------
Loss from operations                                 (2,938,694)     (4,281,324)

 Interest income (expense), net                          33,296        (494,623)
                                                  -------------   -------------
Net loss                                           $ (2,905,398)    $(4,775,947)
                                                  =============   =============

Basic and diluted loss per share                   $       (.28)   $       (.95)
                                                  =============   =============
Weighted average number of
 shares outstanding                                  10,342,756       5,021,691
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                             Capital                                           Total
                       Common Stock         in excess       Accummulated     Settlement     stockholders'
                     Shares      Amount    of par value      deficit          shares          equity
                     ------------------    ------------    --------------    ----------     -------------
Balance at
 Dec. 31,
 1999              5,327,473    $53,275   $129,397,259     $(128,812,179)    $(81,000)       $557,355

Net proceeds
 from sale of
 common stock     11,635,451    116,355       7,023,594                                     7,139,949

Common stock
 issued as
 compensation         20,000        200          23,550                                        23,750

Common stock
 issued under
 Company 401(k)
 Plan                 62,247        622           62,265                                       62,887

Employee stock
 option compensation                               7,431                                        7,431

Forgiveness of
 amount due GP
 Strategies                                      129,886                                      129,886

Settlement shares
 sold                                                                          368,341        368,341

Market value

 adjustment                                                                   (287,341)      (287,341)

Net loss                                                      (2,905,398)                  (2,905,398)
                 --------------------------------------------------------------------------------------
Balance at
 September 30,
 2000             17,045,171   $170,452     $136,643,985   $(131,717,577)   $   ---        $5,096,860


The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                   September 30,
                                                         --------------------------
                                                             2000         1999
                                                                      (as restated)
                                                         ------------  ------------
Cash flows from operations:

  Net loss                                               $(2,905,398)  $(4,775,947)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            378,230       560,487
    Amortization of deferred financing costs                               500,000
    Gain on settlements of research-related liabilities     (456,998)
    Compensation and
     benefits paid with common stock                          86,637        83,428
    Employee stock option compensation                         7,431
    Reversal of reserve for
     excess inventory                                       (135,271)     (708,000)
    Market value adjustment                                 (287,341)      587,261
    Loss on sale of other assets                                            51,392
    Change in operating assets and liabilities:
     Inventories                                             315,882       709,784
     Amount due to GP Strategies                            (110,001)      112,469
     Accounts and other receivables                         (181,944)      354,491
     Prepaid expenses and other current
      assets                                                  17,615      (143,551)
     Accounts payable and accrued expenses                (1,184,889)    1,046,923
                                                         ------------  ------------
    Net cash used for operations                          (4,456,047)   (1,621,263)
                                                         ------------  ------------
Cash flows from investing activities:
  Increase in other assets                                  (170,000)
  Proceeds from sale of other assets                                        38,658
                                                         ------------  ------------
  Net cash (used for) provided by                           (170,000)       38,658
    investing activities                                 ------------  ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock                   7,139,949
  Proceeds from note payable to
  GP Strategies                                                            500,000
                                                         ------------  ------------
Net cash provided by financing activities                  7,139,949       500,000
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents       2,513,902    (1,082,605)

Cash and cash equivalents at beginning
 of period                                                 2,273,242     1,170,861
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 4,787,144   $    88,256
                                                         ============  ============
Noncash items:
 Forgiveness of amount due GP Strategies                 $   129,886   $
                                                         ===========   ============

The accompanying notes are an integral part of these consolidated condensed financial statements

                        INTERFERON SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Basis of Presentation

       The financial information included herein is unaudited. Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments)  that are,  in the  opinion  of  management,  necessary  for a fair presentation of the financial position and operating results for the interim periods. The operating results for interim periods are not necessarily indicative of operating results to be expected for the year.

 Note 2.  Inventories

       Inventories are classified as follows:

                            September 30,      December 31,
                                 2000              1999
                           --------------     --------------

   Finished goods          $   1,257,723      $     361,809
   Work in process             3,758,528          5,296,816
   Raw materials               1,332,560          1,332,560
   Less reserve for
    excess inventory          (5,763,422)        (6,225,185)
                           ---------------     --------------
                           $     585,389      $     766,000
                             ===============      ==============


       Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

       During the nine months ended September 30, 2000, the Company converted a portion of its interferon intermediates (work in process inventory) into finished goods inventory.

       In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at September 30, 2000 and December 31, 1999, reflect a reserve for excess inventory of $5,763,422 and $6,225,185, respectively.

       During the nine months ended September 30, 2000 and 1999, a portion of the reserve for excess inventory was reversed in the amount of $135,271 and $708,000, respectively, to reflect inventory at its estimated net realizable value. In addition, during the nine months ended September 30, 2000, a portion of the reserve for excess inventory was used in the amount of $326,492.

Note 3. Agreement with GP Strategies Corporation

       Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. Contemporaneous with the agreement with GP Strategies, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien.

       On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 (and accordingly is classified as a current liability and a long-term liability on the accompanying consolidated condensed balance sheets at September 30, 2000 and December 31, 1999, respectively), and (ii) the Management Agreement between the Company and GP Strategies (whereby certain legal, financial and administrative services were provided by GP Strategies to the Company) was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) were discharged. The amount of intercompany accounts that were discharged was approximately $130,000, which was recorded in the quarter ended March 31, 2000 as a contribution to capital. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI common stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

Note 4.  Agreement with the Red Cross

       Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of Common Stock and agreed to issue additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability.

       As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during the nine months ended September 30, 1999, an adjustment for $587,261 was recorded with a corresponding charge to cost of goods sold. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at September 30, 2000 and December 31, 1999 was approximately $1,260,000 and $1,579,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,260,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

Note 5. Operations and Liquidity

       The Company has experienced significant operating losses since its inception in 1980. As of September 30, 2000, the Company had an accumulated deficit of approximately $131.7 million. For the nine months ended September 30, 2000 and the years ended December 31, 1999, 1998 and 1997, the Company had losses from operations of approximately $2.9 million, $5.4 million, $20.8 million and $22.4 million, respectively. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

       During the second and third quarters of 2000, the Company received net proceeds of $7,139,949 from the sale in a private placement of 11,635,451 shares of common stock at a price of $0.66 per share and warrants, exercisable until April 2005 to purchase 11,635,451 shares of common stock at a price of $1.50 per share. In addition, the Company issued to finders and placement agents in connection with the private placement, warrants to purchase 1,467,059 units, exercisable at a price of $.66 per unit. Each unit is comprised of a share of common stock and a warrant to purchase an additional share of common stock, exercisable until April 2005, at a price of $1.50 per share. The proceeds from this private placement will be used to fund new initiatives, in addition to funding certain projects within the Company's existing interferon-related operations.

       During the second quarter of 2000, the Company was able to settle certain amounts owed on various research-related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses. At November 8, 2000, the Company has approximately $4.3 million of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations for approximately the next 12 months. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

       Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

Note 6.  Restatement of the September 30, 1999 Financial Statements (unaudited)

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

       The impact of the restatement on the Company's consolidated condensed statements of operations for the three months and nine months ended September 30, 1999 and cash flows for the nine months ended September 30, 1999 is summarized as follows:


                                                       Three Months Ended
                                                       September 30, 1999

   Operations:                                     As Reported        Restated
   ----------                                      -----------        --------

   Revenues

    Alferon N Injection                           $    998,275    $    998,275
                                                  -------------   -------------
   Total revenues                                      998,275         998,275
                                                  -------------   -------------
   Costs and expenses

   Cost of goods sold and idle production costs        518,686         518,686
   Reversal of reserve for excess inventory                           (125,350)
   Research and development                            513,776         513,776
   General and administrative                          414,770         489,472
                                                   -------------   -------------
   Total costs and expenses                          1,447,232       1,396,584
                                                  -------------   -------------
   Loss from operations                               (448,957)       (398,309)

    Interest expense and

      financing costs                                                  250,000
                                                  -------------   -------------
   Net loss                                       $   (448,957)   $   (648,309)
                                                  =============   =============

   Basic and diluted loss per share               $       (.09)   $       (.12)
                                                  =============   =============
   Weighted average number of
    shares outstanding                               4,746,342       5,246,342
                                                  =============   =============


                                                        Nine Months Ended
                                                       September 30, 1999

   Operations:                                     As Reported        Restated
   ----------                                      -----------        --------

   Revenues

    Alferon N Injection                           $  1,984,185    $  1,984,185
    Research products                                      277             277
                                                  -------------   -------------
   Total revenues                                    1,984,462       1,984,462
                                                  -------------   -------------
   Costs and expenses

   Cost of goods sold and idle production costs      2,155,265       2,742,526
   Reversal of reserve for excess inventory                           (708,000)
   Research and development                          2,456,765       2,456,765
   General and administrative                        1,675,846       1,774,495
                                                   -------------   -------------
   Total costs and expenses                          6,287,876       6,265,786
                                                  -------------   -------------
   Loss from operations                             (4,303,414)     (4,281,324)

    Interest income (expense and
      financing costs)                                   5,377        (494,623)
                                                  -------------   -------------
   Net loss                                       $ (4,298,037)   $ (4,775,947)
                                                  =============   =============

   Basic and diluted loss per share               $       (.92)   $       (.95)
                                                  =============   =============
   Weighted average number of
    shares outstanding                               4,671,691       5,021,691
                                                  =============   =============


                                                               Nine Months Ended
                                                              September 30, 1999

   Cash flows:                                       As Reported        Restated
   ----------                                        -----------        --------

   Cash flows from operations:

       Net loss                                      $ (4,298,037)   $ (4,775,947)
      Adjustments to reconcile net loss to net
       cash used for operating activities:
        Depreciation and amortization                     560,487         560,487
        Amortization of deferred financing costs                          500,000
        Accounts payable and benefits paid with
         common stock                                     617,803          83,428
        Reversal of reserve for excess inventory                         (708,000)
        Market value adjustment                                           587,261
        Loss on sale of other assets                                       51,392
        Change in operating assets and liabilities:
        Inventories                                       709,784         709,784
        Amount due to GP Strategies                       612,469         112,469
        Accounts and other receivables                    354,491         354,491
        Prepaid expenses and other current assets        (143,551)       (143,551)
        Accounts payable and accrued expenses             413,899       1,046,923
                                                      ------------    ------------
        Net cash used for operations                   (1,172,655)     (1,621,263)
                                                      ------------    ------------
       Cash flows from investing activities:

        Proceeds from sale of other assets                 90,050          38,658
                                                      ------------    ------------
        Net cash provided by investing activities          90,050          38,658
                                                      ------------    ------------
       Cash flows from financing activities:

        Proceeds from note payable to GP Strategies                       500,000
                                                      ------------    ------------
       Net cash provided by financing activities                          500,000
                                                      ------------    ------------
       Net decrease in cash and cash equivalents       (1,082,605)     (1,082,605)

       Cash and cash equivalents at beginning of
        period                                          1,170,861       1,170,861
                                                      ------------    ------------
       Cash and cash equivalents at end of period    $     88,256     $    88,256
                                                      ============    ============


Note 7.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. Metacine will use such funds to retain a third party to conduct a review and analysis of Metacine's intellectual property. The option may be exercised by the Company during the 60-day period following the Company's receipt of such review and analysis, which is required to be delivered to the Company by December 15, 2000.

      If the option is exercised, Metacine is required to issue to the Company 700,000 shares of Metacine common stock and a warrant to purchase, at a price of $12.48 per share, 178,056 shares of Metacine common stock in exchange for $150,000 in cash, $250,000 of services to be rendered by the Company to Metacine, and shares of the Company's common stock having a market value of $2,000,000. The Company is also required to pay Metacine the amount, if any, by which the net proceeds from the sale by Metacine of the shares of the Company's common stock is less than $2,000,000.

      Metacine presently has outstanding 150,000 shares of common stock and has issued warrants to purchase, at a price of $.01 per share, 752,500 shares of Metacine common stock.

      The Company and the other stockholders of Metacine have entered into a stockholders' agreement providing for rights of first refusal, tag-along rights, and preemptive rights. The agreement also provides that the Company will have one representative on Metacine's board and will vote its shares in the same proportion as Metacine's other stockholders, and that certain corporate actions will not be taken without the Company's consent.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

     During the second and third quarters of 2000, the Company received net proceeds of $7,139,949 from the sale, in a private placement, of 11,635,451 shares of common stock at a price of $0.66 per share and warrants, exercisable until April 2005 to purchase 11,635,451 shares of common stock at a price of $1.50 per share. In addition, the Company issued to finders and placement agents in connection with the private placement, warrants to purchase 1,467,059 units, exercisable at a price of $.66 per unit. Each unit is comprised of a share of common stock and a warrant to purchase an additional share of common stock, exercisable until April 2005, at a price of $1.50 per share. The proceeds from this private placement will be used to fund new initiatives, in addition to funding certain projects within the Company's existing interferon-related operations. The Company is seeking to enter into collaborations with companies in the areas of cancer, infectious diseases, and immunology. Our strategy is to utilize their expertise in regulatory affairs, clinical trials, manufacturing, and research and development to acquire equity participations in early stage companies.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. Metacine will use such funds to retain a third party to conduct a review and analysis of Metacine's intellectual property. The option may be exercised by the Company during the 60-day period following the Company's receipt of such review and analysis, which is required to be delivered to the Company by December 15, 2000.

      If the option is exercised, Metacine is required to issue to the Company 700,000 shares of Metacine common stock and a warrant to purchase, at a price of $12.48 per share, 178,056 shares of Metacine common stock in exchange for $150,000 in cash, $250,000 of services to be rendered by the Company to Metacine, and shares of the Company's common stock having a market value of $2,000,000. The Company is also required to pay Metacine the amount, if any, by which the net proceeds from the sale by Metacine of the shares of the Company's common stock is less than $2,000,000.

      Metacine presently has outstanding 150,000 shares of common stock and has issued warrants to purchase, at a price of $.01 per share, 752,500 shares of Metacine common stock.

      The Company and the other stockholders of Metacine have entered into a stockholders' agreement providing for rights of first refusal, tag-along rights, and preemptive rights. The agreement also provides that the Company will have one representative on Metacine's board and will vote its shares in the same proportion as Metacine's other stockholders, and that certain corporate actions will not be taken without the Company's consent.

       As of November 8, 2000, the Company had an aggregate of approximately $4.3 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations for approximately the next 12 months. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated April 10, 2000, on the Company's consolidated financial statements as of and for the year ended December 31, 1999 included an explanatory paragraph that states that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

Certificate Transfer Program

       The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers.

       As of January 1, 1999, the Company had approximately $85 million of unused New Jersey net operating loss carryovers (which have a value of approximately $7.65 million) available for transfer under the Program. The Program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit.

       During December 1999, the Company completed the sale of approximately $32 million of its New Jersey tax loss carryovers and received $2.35 million. In June 2000, the Company submitted an application to sell an additional $53 million of tax benefits (with a value of approximately $4.8 million) and the application was approved. However, the actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for 2000 is $40 million.

Agreements with the Red Cross

       The Company obtained human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the Red Cross pursuant to a supply agreement dated April 1, 1997 (the "Supply Agreement"). The Company will not need to purchase more human white blood cells until such time as production of crude alpha interferon is resumed, and has not purchased any since April 1, 1998. Under the terms of the Supply Agreement, the Company was obligated to purchase a minimum amount of human white blood cells each month through March 1999 (the "Minimum Purchase Commitment"), with an aggregate Minimum Purchase Commitment during the period from April 1998 through March 1999 in excess of $3,000,000. As of November 23, 1998, the Company owed the Red Cross approximately $1.46 million plus interest at the rate of 6% annum accruing from April 1, 1998 (the "Red Cross Liability") for white blood cells purchased pursuant to the Supply Agreement.

       Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of Common Stock and agreed to issue additional shares at some future date as requested by the Red Cross. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1,1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. As of the date hereof, the Red Cross has not given the Company notice of its intent to exercise its rights to collect the Red Cross Liability. Under the terms of such agreement, the Company is allowing the Red Cross to sell the Company's real estate. In the event the Red Cross is successful in selling the Company's real estate, the Company would hope to be able to enter into a lease with the new owner, although there can be no assurance.

       As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases in the market value of the Company's common stock below $1.2 million, until such time as the Red Cross were to sell its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during the nine months ended September 30, 1999, an adjustment for $587,261 was recorded with a corresponding charge to cost of goods sold. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at September 30, 2000 and December 31, 1999 was approximately $1,260,000 and $1,579,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,260,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

Agreement with GP Strategies

       Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000. In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares of Common Stock and a five-year warrant to purchase 500,000 shares of Common Stock at a price of $1 per share. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

Results of Operations

Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30, 1999 (as restated)

       For the nine months ended September 30, 2000 and 1999, the Company had revenues from the sale of ALFERON N Injection of $645,471 and $1,984,185, respectively. In the third and fourth quarters of 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in substantially higher than normal sales in the second half of 1999 and in lower than normal sales in the nine months ended September 30, 2000. This was due to the fact that such customers were selling out of their inventory of Alferon N Injection (rather than purchasing Alferon N Injection from the Company).

         In the nine months ended September 30, 2000, the Company sold, through its distributor, to wholesalers and other customers in the United States 4,882 vials of ALFERON N Injection, compared to 16,088 vials sold by the Company during the nine months ended September 30, 1999. In addition, foreign sales of ALFERON N Injection were 132 vials and 1,374 vials for the nine months ended September 30, 2000 and 1999, respectively.

         Cost of goods sold and idle production costs totaled $1,210,880 and $2,742,526 for nine months ended September 30, 2000 and 1999, respectively. Idle production costs in the nine months ended September 30, 2000 and 1999 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Such costs were greater in the 1999 period due to higher levels of payroll costs, supplies and depreciation expense. In addition, lower unit sales in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 contributed to lower cost of goods sold. In addition, based on changes in the value of the Settlement Shares, for the nine months ended September 30, 2000, cost of goods sold was credited for $287,341 as compared to a charge of $587,261 to cost of goods sold for the nine months ended September 30, 1999.

       During the nine months ended September 30, 2000 and 1999, a portion of the reserve for excess inventory was reversed in the amount of $135,271 and $708,000, respectively, in order to reflect the inventory at its estimated net realizable value.

       Research and development expenses during the nine months ended September 30, 2000 of $960,025 decreased by $1,496,740 from $2,456,765 for the same period in 1999, principally because the Company has had a reduction in research personnel which has reduced its payroll and research costs. In addition, during the second quarter of 2000, the Company settled amounts owed on various research related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses.

       General and administrative expenses for the nine months ended September 30, 2000 were $1,548,531 as compared to $1,774,495 for the same period in 1999. The decrease of $225,964 was principally due to decreases in administrative fees, distribution costs and other operating expenses partially offset by increases in payroll and certain other operating costs.

       Interest income, net, for the nine months ended September 30, 2000 was $33,296 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt. Interest expense, net, for the nine months ended September 30, 1999 was $494,623 and primarily represented financing costs partially offset by interest income.

       As a result of the foregoing, the Company incurred net losses of $2,905,398 and $4,775,947 for the nine months ended September 30, 2000 and 1999, respectively.

Three Months Ended September 30, 2000 Versus Three Months Ended
September 30, 1999 (as restated)

       For the three months ended September 30, 2000 and 1999, the Company had revenues from the sale of ALFERON N Injection of $324,399 and $998,275, respectively. In the third and fourth quarters of 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in substantially higher than normal sales in the second half of 1999 and in lower than normal sales in the three months ended September 30, 2000. This was due to the fact that such customers were selling out of their inventory of Alferon N Injection (rather than purchasing Alferon N Injection from the Company).

       In the three months ended September 30, 2000, the Company sold, through its distributor, to wholesalers and other customers in the United States 2,246 vials of ALFERON N Injection, compared to 8,191 vials sold by the Company during the three months ended September 30, 1999. In addition, foreign sales of ALFERON N Injection were 132 vials and 1,020 vials for the three months ended September 30, 2000 and 1999, respectively.

       Cost of goods sold and idle production costs totaled $555,550 and $518,686 for the three months ended September 30, 2000 and 1999, respectively. Idle production costs in the three months ended September 30, 2000 and 1999 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Such costs were higher during the three months ended September 30, 2000, due to the Company incurring expenses to convert, formulate and package interferon intermediates (work in process inventory) into finished goods inventory. In addition, during the three months ended September 30, 1999, a portion of the reserve for excess inventory was used in the amount of $387,390 representing a portion of the cost of vials sold during such period.

       During the three months ended September 30, 1999, a portion of the reserve for excess inventory was reversed in the amount of $125,350 in order to reflect the inventory at its estimated net realizable value.

       Research and development expenses during the three months ended September 30, 2000 of $502,206 decreased by $11,570 from $513,776 for the same period in 1999, which reflects the net effect of minor changes within the various components making up research and development costs.

       General and administrative expenses for the three months ended September 30, 2000 were $582,354 as compared to $489,472 for the same period in 1999. The increase of $92,882 was principally due to increases in payroll and other operating expenses.

       Interest income, net, for the three months ended September 30, 2000 was $43,695 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt. Interest expense for the three months ended September 30, 1999 was $250,000 and represented financing costs.

       As a result of the foregoing, the Company incurred net losses of $1,272,016 and $648,309 for the three months ended September 30, 2000 and 1999, respectively.

 Recent Accounting Developments

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that implementation of SFAS 133, as amended, will have a material effect on its results of operations or financial position.

       On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. On June 26, 2000, the SEC issued SAB No. 101B which postponed the implementation of SAB No. 101 until the quarter beginning October 1, 2000. The Company does not believe that implementation of SAB No. 101 will have a material effect on its financial position or results of operations.

       FASB Interpretation No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("FIN 44"). It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The Company has evaluated the financial impact of FIN 44 and has determined that the repricing of employee stock options on October 27, 1999 falls within the guidance of FIN 44. On October 27, 1999, the Company repriced 429,475 stock options to $.25 per share. On July 1, 2000, the implementation date of FIN 44, 352,823 shares of the 429,475 shares were fully vested (exercisable) and the closing price of the Company's common stock on such date was $1.63 per share. Beginning on and after July 1, 2000, the Company is required to record compensation expense on the repriced vested options only when the market price exceeds $1.63 per share and only on the amount in excess of $1.63 per share. For the repriced unvested stock options, the intrinsic value measured at the July 1, 2000 effective date that is attributable to the remaining vesting period will be recognized over that future period. The unvested stock options at July 1, 2000 (76,652) will fully vest on January 1, 2001. On September 30, 2000, the closing price of the Company's common stock was $1.16 per share and accordingly, under FIN 44, no compensation expense was recorded on the repriced fully vested stock options. However, under FIN 44, for the repriced unvested stock options, the Company calculated and recorded compensation expense of $7,431.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

                       27.0 Financial Data Schedule - September 30, 2000.

(b) Reports on Form 8-K

                       There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                            INTERFERON SCIENCES, INC.

                               September 30, 2000

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                       INTERFERON SCIENCES, INC.




DATE:       November 14, 2000                    By:     /s/ Lawrence M. Gordon
                                                             Lawrence M. Gordon
                                                         Chief Executive Officer

DATE:       November 14, 2000                     By:     /s/ Donald W. Anderson
                                                              Donald W. Anderson
                                                              Controller