Form 10-K
period 2000-12-31
INTERFERON SCIENCES INC
filed 2001-04-05
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2000

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

                                   Yes X No --
                                                               ---- ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 13, 2001, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $7,186,000 based on the last reported sale price of such stock on the OTC Bulletin Board on March 13, 2001. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Class Outstanding at March 13, 2001
                                             -----------------------------------

Common Stock, par value $.01 per share                         17,965,628 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.



                                TABLE OF CONTENTS


                                                                                Page


Item 1.  Business                                                                 1

Item 2.  Properties                                                              10

Item 3.  Legal Proceedings                                                       11

Item 4.  Submission of Matters to a Vote of Security Holders                     11

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                     12

Item 6.  Selected Financial Data                                                 12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     13

Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk                                                             17

Item 8.  Financial Statements and Supplementary Data                             17

Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                                     35

Item 10. Directors and Executive Officers of the Registrant                      36

Item 11. Executive Compensation                                                  36

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                          36

Item 13. Certain Relationships and Related Transactions                          36

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                                 37


                                     PART I

Item 1. Business

       (a) General Development of Business

     Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON N Injection(R) (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and the Company has been studying its potential use in the treatment of HIV, hepatitis C, and other indications. In addition, the Company is seeking to enter into collaborations with companies in the areas of cancer, infectious diseases, and immunology. The Company's strategy is to utilize its expertise in regulatory affairs, clinical trials, manufacturing, and research and development to acquire equity participations in early stage companies. For a description of the Company's first investment, see "Business - Investments - Metacine".

       (b) Financial Information about Business Segments

     The Company operates as a single line of business. For the years ended December 31, 2000, 1999 and 1998, domestic sales totaled $1,046,470, $2,204,437 and $1,716,157, respectively. All identifiable assets are located in the United States.

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

     Alpha interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. In the United States, all three of these types of alpha interferon are approved for commercial sale. The Company's Natural Alpha Interferon is produced from human white blood cells.

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

ALFERON N Injection

     Approved Indication. On October 10, 1989, the FDA approved ALFERON N Injection for the intralesional treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Substantially all of the Company's revenues, to date, have been generated from the sale of ALFERON N Injection for such treatment. Certain types of human papilloma viruses cause genital warts, a sexually transmitted disease. A published report estimates that approximately eight million new and recurrent cases of genital warts occur annually in the United States alone.

     Genital warts are usually treated using caustic chemicals or through physical removal methods. These procedures can be quite painful and effective treatment outcome is often difficult to achieve. The FDA approved a topical formulation of an interferon inducer in 1997 for the treatment of genital warts. To date, the Company does not believe that such approval has had a material adverse effect on the sales of Alferon N Injection.

     Clinical Trials for New Indications. In an effort to obtain approval to market ALFERON N Injection for additional indications, the Company has conducted, and is currently planning, various clinical trials for new indications.

     HIV-infected Patients. The Human Immunodeficiency Virus ("HIV") infection is at epidemic levels in the world. It currently affects approximately 30 million people. HIV infection usually signals the start of a progressive disease that compromises the immune systems, ultimately resulting in Acquired Immune Deficiency Syndrome ("AIDS").

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

     In March 1992, Walter Reed launched a Phase 1 clinical trial with asymptomatic HIV-infected patients to investigate the safety and tolerance, at several dose regimens, of ALFERON N Injection, self-injected subcutaneously for periods of up to 24 weeks. The investigators concluded that the treatment was "surprisingly" well tolerated by patients, at all dose regimens. Preliminary findings were reported by Walter Reed at the IX th International Conference on AIDS in Berlin in 1993. The investigators also reported that the expected interferon side effects, such as flu-like symptoms, were rare or absent in the majority of patients treated with the Company's product.

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

     It is important to note that, because of the small number of study participants and the absence of a control group, no firm conclusions can be drawn from these observations. However, based on the safety and preliminary efficacy data obtained from this trial and after meeting with the FDA, the Company conducted a multi-center Phase 3 clinical trial of ALFERON N Injection in HIV-infected patients, which was completed in December 1997. This randomized, double blind, placebo-controlled trial was designed to evaluate the safety and efficacy of ALFERON N Injection in the treatment of HIV-positive patients, some of whom may have been taking other FDA-approved antiviral agents. Enrolled patients were required to have CD4 white blood cell counts of at least 250 cells per micrometer and a viral burden (as determined by PCR testing) of at least 2,000 RNA copies per milliliter. The Company completed the analysis of the data collected from the 16 investigator sites and attended a pre-filing meeting with the FDA in mid-March 1998. Shortly after that meeting, the FDA advised the Company that, although ALFERON N Injection demonstrated biological activity in this Phase 3 clinical trial, the results were insufficient for filing for approval for this additional indication for ALFERON N Injection. While the
results  over  the  course  of  treatment   demonstrated   benefits   that  were
statistically significant for the group of patients receiving ALFERON N Injection and highly statistically significant for the subgroup of such patients with high CD4 counts, the study's primary efficacy variable (reduction in viral load) was not met at the time point specified in the protocol (end of treatment). Because the agreed upon primary endpoint was not met and in light of the changes in HIV treatment regimen to simultaneous multiple drug therapy since this trial was designed, the FDA indicated that an additional trial, in which ALFERON N Injection was studied in conjunction with multiple drug therapy would be necessary to evaluate further the efficacy of ALFERON N Injection for this indication. Because of the costly nature and the length of such a trial, the Company does not currently intend to pursue this program until it obtains substantial additional funding or enters into collaboration with another company for such purpose. The Company is presently preparing a manuscript for submission for publication.

     In February 2001, some of the researchers at the 8th Conference on Retroviruses and Opportunistic Infections held in Chicago called for a delay in starting patients on the powerful multiple drug therapies. Previously, the old treatment guidelines started patients on therapy when their T-cells (CD4+) fell below 500 cells or the amount of HIV in the blood goes above 20,000 copies per milliliter as measured by PCR testing. The new guidelines call for initiating treatment when T-cells fall below 350, or when the virus rose above 55,000 copies, which can take several years. In the Company's HIV trials with ALFERON N Injection, the subgroup of patients with T-cell counts above 400 and not on any other therapy seemed to show the most benefit. Therefore, if these new guidelines are adopted, the type of additional trials the FDA might require could be substantially different and the role that ALFERON N Injection could play in the treatment of HIV infected patients could potentially be important.

     There can be no assurance that ALFERON N Injection for the treatment of patients with HIV will be cost-effective, safe, and effective or that the Company will be able to obtain FDA approval for such use. Furthermore, even if such approval is obtained, there can be no assurance that such product will be commercially successful or will produce significant revenues or profits for the Company.

     Hepatitic C. Chronic viral hepatitis is a liver infection caused by various hepatitis viruses. The United States Centers for Disease Control estimates that nearly four million people in the United States are presently infected with the hepatitis C virus ("HCV"), a majority of who become chronic carriers and will suffer gradual deterioration of their liver and possibly cancer of the liver. Several brands of recombinant interferon and a cell-cultured interferon have been approved for the treatment of hepatitis C in the United States and by various regulatory agencies worldwide. See "Business - ALFERON N Injection - Competition." However, reports have indicated that many patients either do not respond to treatment with the recombinant products or relapse after treatment. The Company has conducted three multi-center, randomized, open-label, dose ranging Phase 2 clinical trials utilizing ALFERON N Injection with patients chronically infected with HCV. The objective of the Company's HCV clinical studies was to compare the safety and efficacy of different doses of Natural Alpha Interferon injected subcutaneously in naive (previously untreated), refractory (unsuccessfully treated with recombinant interferon), and relapsing (initially responded to recombinant interferon but later relapsed) patients.

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

     HIV and Hepatitic C Co-Infected Patients. In December 1997, patient enrollment commenced in a Phase 2 multi-center, open label clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in patients co-infected with HIV and HCV. In May, 2000 an abstract entitled "Treatment of HCV/HIV Coinfection with Leukocyte Derived Interferon Alfa-n3", was accepted for publication in Gastroenterology.

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

     In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting MS. However, reports in the scientific literature and elsewhere have indicated that the significant adverse reactions associated with the treatments may limit their usefulness for a subset of patients. In addition, Copaxone(R), a non-interferon product, was approved by the FDA to treat relapsing-remitting multiple sclerosis. Based in part on encouraging anecdotal reports on the use of ALFERON N Injection in MS patients, as well as a recent poster presentation entitled "Management of Interferon-(beta)1b (Betaseron) Failures in MS with Interferon-(alpha)n3 (ALFERON N)", given at the Charcot Foundation Meeting in Switzerland in March 2000, the Company is sponsoring at the University of Miami School of Medicine, a retrospective comparison of the responses to treatment with ALFERON N Injection, Betaseron and no therapy, to assess the therapeutic benefit of ALFERON for treatment of patients with MS. This comparison is based on a double blind evaluation of MRI studies of the CNS taken before and after treatment of each patient in each of the study groups. The experience with ALFERON N Injection for the treatment of MS has involved in excess of 100 patients, a number of whom have continued ALFERON N Injection for periods in excess of five years. Timing of future clinical trials will be dependent upon the results of this retrospective study and the Company's ability to obtain additional funding or a sponsor.

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

     In addition, in the following two publications: "Adjuvant Interferon for Anal Condyloma, A Prospective Randomized Trial", Dis Colon Rectum 1994, and "Interferon as an Adjuvant Treatment for Genital Condyloma Acuminatum", Intl J Gynecol Obstet 1995, in which ALFERON N Injection was studied in conjunction with other treatments for genital warts, the authors reported that the addition of ALFERON N Injection to the other ablative therapies significantly reduced the recurrence rates. The Company is evaluating whether to conduct clinical trials to further investigate the potential use of ALFERON N Injection as an adjuvant to surgical treatment.

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

     Manufacturing. The purified drug concentrate utilized in the formulation of ALFERON N Injection is manufactured in the Company's facility located in New Brunswick, New Jersey, and ALFERON N Injection is formulated and packaged at a production facility located in McPherson, Kansas and operated by Abbott Laboratories Inc. ("Abbott"). At the present time, the Company has discontinued production of crude interferon. The Company intends to convert intermediates to finished product as needed. The Company believes it has produced sufficient inventory of these intermediates to satisfy its clinical and commercial needs for the foreseeable future. See "Business - ALFERON N Injection - Clinical Trials for New Indications," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Governmental Regulation," and "Properties."

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




         Table 1: HIV Antiretroviral Drugs Approved in the United States


Class of Drug                Brand Name      Generic Name               Manufacturer
--------------------------------------------------------------------------------------
Nucleoside Reverse           Combivir(R)     Zidovudine + Lamivudine    Glaxo Wellcome
Transcriptase Inhibitors     Epivir(R)       Lamivudine                 Glaxo Wellcome
                             Hivid(R)        Zalcitabine                Hoffmann-La Roche
                             Retrovir(R)     Zidovudine                 Glaxo Wellcome
                             Videx(R)        Didanosine                 Bristol-Myers Squibb
                             Zerit(R)        Stavudine                  Bristol-Myers Squibb
                             Ziagen(R)       Abacavir                   Glaxo Wellcome
Non-Nucleoside Reverse       Rescriptor(R)   Delavirdine                Pharmacia & Upjohn
Transcriptase Inhibitors     Viramune(R)     Nevirapine                 Boehringer Ingelheim
                             Sustiva(R)      Efavirenz                  DuPont-Merck
Protease Inhibitors          Crixivan(R)     Indinavir                  Merck & Co.
                             Invirase(R)     Saquinavir                 Hoffmann-La Roche
                             Fortovase(R)    Saquinavir                 Hoffmann-La Roche
                             Norvir(R)       Ritonavir                  Abbott Laboratories
                             Viracept(R)     Nelfinavir                 Agouron Pharmaceuticals
                             Agenerase(R)    Amprenavir                 Glaxo Wellcome
                             Kaletra(R)      Lopinavir + Ritonavir


     Schering's recombinant interferon product is already approved for the treatment of hepatitis C and hepatitis B in the United States and other markets, as well as for many other medical uses. Recently Schering's PEG-Intron(TM) was approved for the treatment of patients with chronic hepatitis not previously treated with interferon. Roche Pharmaceuticals's recombinant interferon product has been approved for the treatment of hepatitis C in the United States and for other medical uses in the United States and in foreign countries. In addition, Amgen Inc.'s recombinant interferon, Infergen(R), also known as consensus interferon product, as well as Glaxo SmithKilne's cell culture derived interferon, Wellferon(R), are approved for the treatment of hepatitis C in the United States.

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

Licenses and Royalty Obligations

     F. Hoffmann-LaRoche Ltd. and Hoffmann-La Roche, Inc. (collectively, "Hoffmann") have been issued patents covering human alpha interferon in many countries throughout the world. In 1995, the Company obtained a non-exclusive perpetual license from Hoffmann (the "Hoffmann Agreement"), which grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann, any formulation of Natural Alpha Interferon. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann, which consent cannot be unreasonably withheld.

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

     In addition, the Company agreed to pay GP Strategies Corporation ("GP Strategies") a royalty of $1 million in connection with the acquisition of certain intellectual property and technology rights from GP Strategies. Such amount is payable if and when the Company generates income before taxes, limited to 25% of such income before income taxes per year until the amount is paid in full. To date, the Company has not generated income before taxes and therefore has not paid royalties to GP Strategies.

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

     The FDA closely monitors the progress of each of the phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based on the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for completing clinical testing vary between four and ten years. Upon successful completion of clinical testing of a new drug, a company typically submits a New Drug Application ("NDA"), or for biological products such as Natural Alpha Interferon, a Biological License Application ("BLA") to the FDA summarizing the results and observations of the drugs during the clinical trials.

     Each facility, in which products are produced and packaged, whether operated by the Company or a third party, must meet the FDA's standards for current good manufacturing practices and must also be approved prior to marketing any product produced or packaged in such facility. Any significant change in the production process that may be commercially required, including changes in sources of certain raw materials, or any change in the location of the production facilities will also require FDA approval. To the extent a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive FDA approval for the other entity's participation in the manufacturing process. Abbott formulates and packages ALFERON N Injection. The Company presently has a biologic establishment license for the facilities in which it produces ALFERON N Injection, which includes the facilities in which Abbott formulates and packages ALFERON N Injection.

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

Investments

         Metacine

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. a privately held company engaged primarily in cancer research on the terms set forth below. Metacine used a portion of such funds to retain a third party to conduct a review and analysis of Metacine's intellectual property. The option may be exercised by the Company during the 60-day period following the Company's receipt of such review and analysis, which will end on April 15, 2001.

     If the option is exercised, Metacine is required to issue to the Company 700,000 shares of Metacine common stock and a warrant to purchase, at a price of $12.48 per share, 178,056 shares of Metacine common stock in exchange for an aggregate of $2,400,000 in a combination of cash, services to be rendered by the Company to Metacine, and shares of the Company's common stock. Upon exercise of the option, the Company would have a significant equity investment in Metacine.

     The Company and the other stockholders of Metacine have entered into a stockholders' agreement providing for rights of first refusal, tag-along rights, and preemptive rights. The agreement also provides that the Company will have one representative on Metacine's board and will vote its shares in the same manner as votes of Metacine's other stockholders, and that certain corporate actions will not be taken without the Company's consent.

     The essential feature of Metacine's therapeutic strategy is the modification and targeted activation of dendritic cells ("DC"), the body's primary antigen presenting cell, for the treatment of first cancer, and then viral disease, autoimmune disease and organ transplant rejection. The deployment of DCs results in a cellular immune response culminating in the production of two types of target-specific T cells (cytolytic and helper) that team together to find and destroy tumors and virally infected cells. For effective treatment of cancer (and chronic viral infections), a patient requires a large number of cytolytic and helper T cells. In the case of transplant rejection (and auto-immune disease), too many existing T cells attack donor (or normal) tissue, ultimately killing the donated organ. Production of these T cells needs to be curtailed to improve the chances of a successful outcome.

     Metacine, whose founding scientists have received more than $25 million in Federal grants for DC research, is pursuing four different approaches to the therapeutic use of DCs for the treatment of cancer: (1) ex vivo cell processing using DCs pulsed with known antigens to create allogenic vaccines, (2) ex vivo cell processing using patient DCs cultured with patient tumor cells to create multi-epitope, patient specific, autologous vaccines, (3) in vivo activation of DCs to stimulate the patient's immune system to attack the primary tumor as well as metastatic sites, and (4) use of DCs as "intelligent" gene therapy vectors that carry therapeutic genes to the primary tumor, then stimulate the patient's immune system to attack the tumor and any metastatic sites.

     Metacine's program for prevention of organ transplant rejection represents another important area of application for DCs. Ex vivo culturing and re-introduction of tolerogenic DCs down-regulates the patient's immune system by flooding the system with DCs that do not present the transplanted organ's antigens. Mouse models in which tolerogenic DCs are introduced to prevent rejection of transplanted tissue have shown highly positive results as evidenced by reduction of detrimental host vs. graft immune response, and significant extension of life following organ transplant.

     A general lack of side effects has been observed by Metacine, and by others investigating DC-based therapy, in human clinical trials, which is probably due to the fact that the technology utilizes the body's own cells, and antigens that are already present in the body.

Research Staff and Employees

         As of January 31, 2001, the Company had 40 employees, 5 of whom work less than full time. Of the 40 employees, 7 hold Ph.D. degrees, 1 holds an M.D. degree and 16 hold other degrees in scientific or technical fields. Of such employees, approximately 7 were engaged in research and product development, 12 were engaged in quality control, regulatory and quality assurance and product and process improvement for manufacturing, 7 were engaged in engineering and maintenance, 4 were engaged in medical affairs and 10 were general and administrative personnel.

Research and Development

     During the years ended December 31, 2000, 1999, and 1998, the Company expended approximately $1.5 million, $3.1 million, and $8.7 million, respectively, for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs.

Executive Officers of the Registrant

     The following table sets forth the names of the principal executive officers of the Company as of March 13, 2001 and their positions with the Company. The principal business experience of the executive officers for the last five years is also described below.




Name                                       Age      Position

Samuel H. Ronel, Ph.D                      64       Chairman of the Board

Lawrence M. Gordon                         47       Chief Executive Officer and a Director

Stanley G. Schutzbank, Ph.D., R.A.C.       55       President and a Director

Donald W. Anderson                         51       Controller (Principal Accounting and
                                                    Financial Officer) and Secretary

Mei-June Liao, Ph.D.                       49       Vice President, Research and Development

James R. Knill, M.D.                       68       Vice President, Medical Affairs

Robert P. Hansen                           56       Vice President, Manufacturing


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

     Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined GP Strategies in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of GP Strategies from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society
(RAPS) and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of RAPS. In October 2000, Dr. Schutzbank received the Leonard J. Stauffer Award from RAPS. RAPS gives this award once each year to a Regulatory Affairsw Certified (RAC) individual who exemplifies outstanding service to the RAC Program and/or mentoring in the regulatory affairs profession.

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

     The Company owns two freestanding buildings comprising approximately 44,000 square feet that are located in New Brunswick, New Jersey. The Company uses the facilities for staff offices, for the conversion of interferon intermediates to finished product, for quality control and research activities, and for the storage of raw, in process and finished materials.

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

     All prices have been adjusted for a one-for-five reverse stock split effective as of January 6, 1999.



                             2 0 0 0                          1 9 9 9
                            ------------                     -----------
Quarter                 High          Low               High          Low
-------                 ----          ---               ----          ---
First.......          $ 5 5/8       $  5/16            $ 2 1/2      $    3/4
Second....              3            1 1/8               1               3/16
Third......             2 9/16       1 1/32                1/2           7/32
Fourth.....             1 9/32         3/8                15/32          1/8


     As of March 22, 2001, the Company had 663 stockholders of record.

     The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.


Item 6.  Selected Financial Data
--------------------------------
(Thousands of dollars except per share data)
                                                           Year Ended December 31,
                                               2000       1999       1998       1997       1996
                                               ----       ----       ----       ----       ----
Revenues                                     $ 1,069    $ 2,329    $ 2,007    $ 2,956   $ 2,092

Cost of goods sold and excess/
  idle production costs                        2,332      3,552      6,533      1,858     1,400

Research and development costs, net            1,533      3,060      8,655     11,864     6,400

General and administrative expense             2,306      2,315      4,570      4,389     3,405

Loss from operations*                         (4,539)    (5,420)   (20,841)   (22,410)  (12,426)

Interest income (expense and
  Financing costs) , net                          74       (530)       253        670       441

Gain on sale of state net
  operating loss carryovers                    1,484      2,349

Net loss*                                     (2,982)    (3,602)   (21,325)  (21,740)   (11,986)

Basic and diluted loss per share                (.25)      (.71)     (6.67)    (8.15)     (5.98)

Dividends                                        NONE       NONE       NONE      NONE       NONE
----------------------------------
*The Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern (see Note 3 to the Consolidated Financial Statements).

                                       December 31,
                                       2000       1999       1998       1997       1996
                                       ------------------------------------------------

Total assets                          $8,998     $6,256     $6,599    $24,153    $27,743

Working capital (deficiency)           3,043     (2,097)    (1,889)     14,529    19,929

Long-term debt                                      500

Stockholders' equity                   5,852        557      2,103      20,214    25,374

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

     Management is continuing to pursue raising additional capital by either (i) issuing securities in a private or public equity offering or (ii) licensing the rights to its injectable, topical or oral formulations of natural alpha interferon. This may be more difficult in the future in light of the FDA's requirement for the Company to conduct additional Phase 3 studies of ALFERON N Injection in the treatment of patients infected with the human immunodeficiency virus and hepatitis C virus. See "Business - ALFERON N Injection - Clinical Trials for New Indications." Management also is seeking to enter into mergers, joint ventures or other collaborations that could provide the additional resources necessary to advance the Company's most valuable programs. The Company's strategy is to utilize its expertise in regulatory affairs, clinical trials, manufacturing, and research and development to acquire equity participations in early stage companies. For a description of the Company's first investment, see "Business - Investments - Metacine". There can be no assurances, however, that the Company will be successful in obtaining an adequate level of financing, on terms that are acceptable to the Company, needed to continue operations.

Liquidity and Capital Resources

     During 2000, the Company completed a private offering in which it raised gross proceeds of $7,679,380 from the sale of 11,635,451 shares of common stock at a price of $.66 per share and warrants, exercisable until April 2005 to purchase 11,635,451 shares of common stock at a price of $1.50 per share. The proceeds from this private placement will be used to fund new initiatives, in addition to funding certain projects within the Company's existing interferon-related operations. The Company is seeking to enter into collaborations with companies in the areas of cancer, infectious diseases, and immunology. The strategy is to utilize our expertise in regulatory affairs, clinical trials, manufacturing, and research and development to acquire equity participations in early stage companies. As of March 22, 2001, the Company had an aggregate of approximately $3.8 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until November, 2001. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated March 9, 2001, on the Company's consolidated financial statements as of and for the year ended December 31, 2000 includes an explanatory paragraph that states that the Company has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern.

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

     During December 2000 and December 1999, the Company completed the sale of approximately $19 million and $32 million of its New Jersey tax loss carryovers and received $1.48 million (in January 2001) and $2.35 million (in December
1999), which was recorded as a gain on sale of state net operating loss carryovers on its Consolidated Statement of Operations in 2000 and 1999, respectively. In June 2001, the Company will submit an application to sell an additional $3.6 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 2000 of approximately $40 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2001 and future years is $40 million per year.

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

     In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross Liability and to issue to the Red Cross 300,000 shares of Common Stock (with a market value of $1,171,875 at December 4, 1998) and additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1, 1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest (the "Security
Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability, until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. As of the date hereof, the Red Cross has not given the Company notice of its intent to exercise its rights to collect the Red Cross Liability. Under the terms of such agreement, the Red Cross has the right to sell the Company's real estate. In the event the Red Cross is successful in selling the Company's real estate, the Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur.

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares it has already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during 1999 and from November 23, 1998 to December 31, 1998, an adjustment for $550,000 and $525,000 was recorded with a corresponding charge to cost of goods sold during 1999 and 1998, respectively. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,000 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at December 31, 2000 and 1999 was approximately $1,276,000 and $1,579,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price from October 30, 2000 to December 31, 2000, an adjustment for $524,000 has been recorded with a corresponding charge to cost of goods sold in 2000. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,276,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

     Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and
(iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of Common Stock (the "GP Shares") and a five-year warrant (the "GP Warrant") to purchase 500,000 shares of Common Stock at a price of $1 per share. The common stock and warrants issued to GP Strategies were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. The Company also agreed not to increase its payroll during the term of the GP Strategies debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

     The Company's Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Year Ended December 31, 2000 Versus Year Ended December 31, 1999

     For the year ended December 31, 2000 (the "2000 Period") and 1999 (the "1999 Period"), the Company had revenues from the sale of ALFERON N Injection of $1,067,471 and $2,328,945, respectively. In the third and fourth quarters of 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in substantially higher than normal sales in the 1999 Period and in lower than normal sales in the 2000 Period. This was due to the fact that such customers were selling out of their inventory of ALFERON N Injection (rather than purchasing ALFERON N Injection from the Company).

     In the 2000 Period, the Company sold, through its distributor, to wholesalers and other customers in the United States 7,946 vials of ALFERON N Injection, compared to 19,463 vials sold by the Company during the 1999 Period. In addition, foreign sales of ALFERON N Injection were 132 vials and 1,374 vials for the 2000 and 1999 Periods, respectively.

     Cost of goods sold and idle production costs totaled $2,332,153 and $3,552,026 for the 2000 and 1999 Periods, respectively. Idle production costs in the 2000 and 1999 Periods represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Such costs were greater in the 1999 Period due to higher levels of payroll costs, supplies and depreciation expense. In addition, lower unit sales in the 2000 Period as compared to the 1999 Period contributed to lower cost of goods sold. In addition, based on changes in the value of the Settlement Shares for the 2000 Period, cost of goods sold was charged for $278,835 in 2000 as compared to a charge of $550,000 to cost of goods sold for the 1999 Period.

     During the 2000 and 1999 Periods, a portion of the reserve for excess inventory was reversed in the amount of $563,215 and $1,177,531 respectively, in order to reflect the inventory at its estimated net realizable value.

     Research and development expenses during the 2000 Period of $1,533,324 decreased by $1,526,695 from $3,060,019 for the 1999 Period, principally because the Company has had a reduction in research personnel which has reduced its payroll and research costs. In addition, during 2000, the Company settled amounts owed on various research related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses.

     General and administrative expenses for the 2000 Period were $2,306,146 as compared to $2,315,010 for the 1999 Period. The decrease of $8,864 was principally due to decreases in administrative fees and other operating expenses partially offset by increases in payroll and certain other operating costs.

     Interest income for the 2000 Period was $161,835 as compared to $6,104 for the 1999 Period. The increase of $155,731 was due to more funds available for investment in the 2000 Period.

     Interest expense and financing costs for the 2000 Period was $87,873 as compared to $536,394 for the 1999 Period. The decrease of $448,521 was primarily due to financing costs related to the GP Strategies Debt in the 1999 Period.

     During December 2000 and 1999, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $1,483,861 and $2,348,509, which is recorded as an income tax benefit in the 2000 and 1999 Periods, respectively.

     As a result of the foregoing, the Company incurred net losses of $2,981,672 and $3,602,083 for the 2000 and 1999 Periods, respectively.

Year Ended December 31, 1999 versus Year Ended December 31, 1998

     For the year ended December 31, 1999, the Company's revenues of $2,329,222 included $2,328,945 from the sale of ALFERON N Injection and the balance from sales of research products. Revenues of $2,007,007 for the year ended December 31, 1998 (the "1998 Period") included $1,930,657 from the sale of ALFERON N Injection and the balance from sales of research products and other revenues.

     In the 1999 Period, the Company sold, through its distributor, to wholesalers and other customers in the United States 19,463 vials of ALFERON N Injection, compared to 13,284 vials sold by the Company during the 1998 Period. In addition, foreign sales of ALFERON N Injection were 1,374 vials and 3,300 vials for the 1999 and 1998 periods, respectively.

     Cost of goods sold and idle production costs totaled $3,552,026 and $6,533,462 for the 1999 Period and 1998 Period, respectively. Idle production costs in the 1999 and 1998 Periods, represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Such costs were greater in the 1998 Period due to higher levels of payroll costs, supplies and other operating expenses.

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

     During December 1999, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $2,348,509, which is recorded as an income tax benefit.

     As a result of the foregoing, the Company incurred net losses of $3,602,083 and $21,325,301 for the 1999 Period and 1998 Period, respectively.

Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS 133, as amended, did not have a material effect on the Company's results of operations or financial position.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                           Page
Independent Auditors' Report                                                                 19

Financial Statements:

Consolidated Balance Sheets - December 31, 2000 and 1999                                     20

Consolidated Statements of Operations - Years ended
      December 31, 2000, 1999 and 1998                                                       21

Consolidated Statements of Changes in Stockholders'
      Equity - Years ended December 31, 2000, 1999 and 1998                                  22

Consolidated Statements of Cash Flows - Years ended
      December 31, 2000, 1999 and 1998                                                       23

Notes to Consolidated Financial Statements                                                   24

Schedule II - Valuation and Qualifying Accounts                                              39

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Interferon Sciences, Inc.:

     We have audited the consolidated financial statements of Interferon Sciences, Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                                                   /s/ KPMG LLP


Princeton, New Jersey
March 9, 2001


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                        ------------
                                                     2000              1999
                                                     ----              ----
ASSETS
Current assets
  Cash and cash equivalents                     $ 3,658,805        $ 2,273,242
  Receivable from sale of state
   net operating loss carryovers                  1,483,861
  Accounts and other receivables                    190,937             35,561
  Inventories, net of reserves of
   $5,286,011 and $6,225,185, respectively          837,300            766,000
  Prepaid expenses and other current assets          17,488             27,018
                                                -------------      ------------
Total current assets                              6,188,391          3,101,821
                                                -------------      ------------
Property, plant and equipment, at cost
  Land                                              140,650            140,650
  Buildings and improvements                      7,750,672          7,702,825
  Equipment                                       4,916,518          4,915,798
                                                --------------     ------------
                                                 12,807,840         12,759,273

Less accumulated depreciation                   (10,298,260)        (9,834,558)
                                                ------------       ------------
                                                  2,509,580          2,924,715
                                                ------------       ------------
Patent costs, net of accumulated amortization
  of $331,394 and $301,339                          189,767            219,822
Other assets                                        110,100             10,100
                                                ------------       ------------
                                                $ 8,997,838       $  6,256,458
                                                ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $ 2,300,719       $  4,396,181
  Accrued expenses                                  278,108            519,285
  Note payable and amount due GP Strategies         566,639            283,637
                                                -------------     -------------
Total current liabilities                         3,145,466          5,199,103
                                                -------------     -------------
Note payable to GP Strategies                                          500,000
                                                -------------     -------------

Commitments

Stockholders' equity
  Preferred stock, par value $.01 per share;
   authorized - 5,000,000 shares; none
   issued and outstanding
  Common stock, par value $.01 per share;
   authorized - 55,000,000 shares; issued
   and outstanding- 17,931,838 and 5,327,473
   shares, respectively                             179,318             53,275
  Capital in excess of par value                137,782,655        129,397,259
  Accumulated deficit                          (131,793,851)      (128,812,179)
  Settlement shares                                (315,750)           (81,000)
                                                --------------    -------------
Total stockholders' equity                        5,852,372            557,355
                                                --------------    -------------
                                              $   8,997,838        $ 6,256,458
                                                =============     =============

The accompanying notes are an integral part of these consolidated financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                 2000           1999             1998
                                               --------       --------         -------
Revenues

ALFERON N Injection                          $  1,067,471   $  2,328,945   $  1,930,657
Research products and other revenues                1,442            277         76,350
                                              ------------   ------------    ------------
Total revenues                                  1,068,913      2,329,222      2,007,007
                                              ------------   ------------    ------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                              2,332,153      3,552,026      6,533,462
(Reversal) Provision for excess inventory        (563,215)    (1,177,531)     3,089,841
Research and development                        1,533,324      3,060,019      8,654,888
General and administrative                      2,306,146      2,315,010      4,569,608
                                              ------------   -------------   ------------
Total costs and expenses                        5,608,408      7,749,524     22,847,799
                                              ------------   -------------   ------------
Loss from operations                           (4,539,495)    (5,420,302)   (20,840,792)

Interest income                                   161,835          6,104        252,528
Interest expense and financing costs              (87,873)      (536,394)
Loss on repurchase of preferred stock                                          (737,037)
                                               -----------   -------------   ------------
Loss before income tax benefit                 (4,465,533)    (5,950,592)   (21,325,301)

                                               -----------   -------------   ------------
Income tax benefit:
Gain on sale of state net operating loss
  carryovers                                    1,483,861      2,348,509
                                              -------------  -------------   ------------
Net loss                                     $ (2,981,672)  $ (3,602,083)  $(21,325,301)
                                              =============  =============   ============
Basic and diluted loss per share             $       (.25)  $       (.71)  $      (6.67)
                                              =============  =============   ============
Weighted average number of
shares outstanding                             12,097,252      5,088,620      3,199,396
                                              =============  =============   ============


The accompanying notes are an integral part of these consolidated financial statements.


                                               INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                                                                               Total
                                                                                Capital in                                    stock-
                                          Preferred stock      Common stock     excess of      Accumulated   Settlement     holders'
                                          Shares   Amount   Shares     Amount   par value      deficit       shares           equity
                                          ---------------  ------------------   ------------  -------------- ----------     --------
Balance at December 31, 1997                       $       3,042,081  $ 30,421   $124,068,014  $(103,884,795) $          $20,213,640
Net proceeds from the sale of common
  and preferred stock                      7,500     75      960,000     9,600      9,123,762                              9,133,437
Repurchase of preferred Stock             (7,500)   (75)                           (7,178,925)                           (7,179,000)
Common stock issued as payment against
 negotiated settlement and accounts payable                  330,000     3,300      1,246,794                 (1,189,000)     61,094
Common stock issued as compensation                            3,238        32        116,865                                116,897
Common stock issued under Company 401(k)plan                  25,489       255        170,978                                171,233
Compensation paid in cash in settlement
 of obligation to issue
 common stock                                                                         386,397                                386,397
Market value adjustment                                                                                           525,000    525,000
Net loss                                                                                          (21,325,301)          (21,325,301)

                                              --------------------------------------------------------------------------------------
Balance at December 31, 1998                               4,360,808    43,608    127,933,885    (125,210,096)   (664,000) 2,103,397

Common stock issued as financing cost                        500,000     5,000        495,000                                500,000
Common stock issued as payment against
 accounts payable                                            285,000     2,850        531,525                                534,375
Common stock issued under Company 401(k) plan                181,665     1,817         98,159                                 99,976
Compensation paid in cash in settlement
 of obligation to issue common stock                                                  338,690                                338,690
Settlement shares sold                                                                                             33,000     33,000
Market value adjustment                                                                                           550,000    550,000
Net loss                                                                                           (3,602,083)           (3,602,083)

                                              --------------------------------------------------------------------------------------
Balance at December 31, 1999                               5,327,473    53,275    129,397,259   (128,812,179)     (81,000)   557,355

Net proceeds from sale of common stock                    11,635,451   116,354      6,980,595                              7,096,949
Common stock issued as compensation                           20,000       200         23,550                                 23,750
Common stock issued under Company 401(k) Plan                 78,914       789         79,409                                 80,198
Common stock issued as payment against accounts payable      870,000     8,700        887,400                    (896,100)
Employee stock option compensation                                                      2,050                                  2,050
Compensation paid in cash in settlement of obligation
 to issue common stock                                                                282,506                                282,506
Forgiveness of amount due GP Strategies                                               129,886                                129,886
Settlement shares sold                                                                                            382,515    382,515
Market value adjustment                                                                                           278,835    278,835
Net loss                                                                                         (2,981,672)             (2,981,672)

                                              --------------------------------------------------------------------------------------
Balance at December 31, 2000                     $       17,931,838   $179,318  $137,782,655  $(131,793,851)  $(315,750)  $5,852,372

The accompanying notes are an integral part of these consolidated financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                           2000           1999          1998
                                                         --------       --------       --------

Cash flows from operations:
  Net loss                                            $ (2,981,672)  $ (3,602,083)  $(21,325,301)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Depreciation and amortization                          502,157        747,293        894,013
    Amortization of deferred financing costs                              500,000
    Gain on settlements of research-related
     liabilities                                          (456,998)
    Compensation and benefits
       paid with common stock                              103,948         99,976        288,130
    (Reversal) provision for excess inventory             (563,215)    (1,177,531)     3,089,841
    Provision for notes receivable                          70,000
    Non-cash compensation expense                          284,556        338,690        386,397
    Loss on repurchase of preferred stock                                                737,037
    Market value adjustment                                278,835        550,000        515,625
    Provision for impairment of equipment                                                803,217
    Loss on sale of other assets                                           51,392
    Change in operating assets
       and liabilities:
    Inventories                                            491,915      1,121,315       (466,972)
    Accounts and other receivables                      (1,639,237)       653,950        299,947
    Prepaid expenses and other current assets                9,530          9,493         28,842
    Amount due to GP Strategies                            (87,112)       174,694        130,847
    Accounts payable and accrued expenses               (1,497,126)     1,096,534        517,040
                                                    ---------------   ------------  -------------
  Net cash (used for) provided by operations            (5,484,419)       563,723    (14,101,337)
                                                    ---------------   ------------  -------------
Cash flows from investing activities:
  Additions to property, plant and equipment               (56,967)                      (78,235)
  Investments in other assets                             (170,000)
  Proceeds from sale of other assets                                       38,658         73,750
                                                    ---------------   ------------  ------------
  Net cash (used for) provided by
    investing activities                                  (226,967)        38,658         (4,485)
                                                    ---------------   ------------  -------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                 7,096,949                     1,954,437
  Proceeds from note payable to GP Strategies                             500,000
  Net proceeds from preferred stock offering                                           7,179,000
  Repurchase of preferred stock                                                       (7,916,037)
                                                    ---------------   ------------  -------------
  Net cash provided by financing activities              7,096,949        500,000      1,217,400
                                                    ---------------   ------------  -------------
Net increase (decrease) in cash and cash equivalents     1,385,563      1,102,381    (12,888,422)

Cash and cash equivalents at beginning of year           2,273,242      1,170,861     14,059,283
                                                    --------------    ------------  -------------
Cash and cash equivalents at end of year            $    3,658,805    $ 2,273,242   $  1,170,861
                                                    ==============    ============  =============



The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

     Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company that operates in a single segment and is engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON(R) N Injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and the Company has studied its potential use in the treatment of HIV, hepatitis C, and other indications. Alferon N Injection is sold principally in the United States, however, a portion is sold in foreign countries. For the years ended December 31, 2000, 1999 and 1998, domestic sales totaled $1,046,470, $2,204,437 and $1,716,157, respectively, and foreign sales totaled $21,003, $124,508 and $214,500, respectively. All identifiable assets are located in the United States. The Company has also studied ALFERON N Gel and ALFERON LDO(R), the Company's topical and oral formulations of Natural Alpha Interferon, for the potential treatment of viral and immune system diseases (See
Note 5).

     Integrated Commercialization Solutions, Inc. ("ICS"), a subsidiary of Bergen Brunswig Corporation, is the sole United States distributor of ALFERON N Injection. ICS distributes ALFERON N Injection to a limited number of wholesalers throughout the United States. The Company does not believe that the loss of any one wholesaler would have a material adverse effect on the Company's sales or financial position.

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

     Depreciation -- The Company provides for depreciation and amortization of plant and equipment following the straight-line method over the estimated useful lives of such assets as follows:

               Class of Assets                            Estimated Useful Lives

                  Buildings and Improvements                      15 to 30 years
                  Equipment                                        5 to 10 years

     Patent costs -- The Company capitalizes costs to obtain patents and licenses. Patent costs are amortized over 17 years on a straight-line basis. To the extent a patent is determined to be worthless, the related net capitalized cost is immediately expensed.

         Revenue recognition -- Sales are recorded upon shipment of product.

     Collaborative agreement research and development revenues and costs - The costs of performing research and development are expensed when incurred. Generally, the Company records its collaborative research and development revenues as the related research costs are incurred.

     Inventories -- Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost or market on a FIFO basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value is management estimates related to the Company's future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

     Long-Lived Assets -- The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Due to the circumstances described in Note 7, during 1998, the Company ceased production of finished goods inventory and continues to hold its long-lived assets for use. In addition, as the Company's financial and operating situation had continued to worsen (as further described in Note 3), and after consideration of projected revenues for 1999, the Company determined that the carrying value of their equipment was impaired. Accordingly, the Company recorded a charge for impairment of its equipment of $803,217 in December 1998 to write down this equipment to its estimated fair value.
Management has determined, based on their best estimates and available information, the estimated fair value of this equipment to be that amount which could be recovered through the sale of the equipment. Quoted market prices are not available. No further impairment was deemed to exist at December 31, 1999. In addition, at December 31, 2000 the equipment considered impaired was fully depreciated.

     Stock option plan - The Company accounts for its stock-based compensation to employees and members of the Board of Directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123
("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net loss and net loss per share disclosures for stock-based compensation as if the fair value method defined in SFAS No. 123 had been applied. As required by SFAS No. 123, transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair value basis in accordance with SFAS 123.

     Reverse stock split -- As a result of a one-for-four reverse stock split effective as of March 21, 1997, and a one-for-five reverse stock split effective as of January 6, 1999, all shares and per share information have been restated retroactively.

     Loss per share -- Basic earnings (loss) per share (EPS) are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. At December 31, 2000, 1999 and 1998, the Company's options and warrants outstanding are anti-dilutive and therefore basic and diluted EPS are the same.

     Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

     Reclassifications - Certain balances in prior years have been reclassified to conform to the presentation in the current year.

Note 3.  Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of December 31, 2000, the Company had an accumulated deficit of approximately $131.8 million. For the years ended December 31, 2000, 1999 and 1998, the Company had losses from operations of approximately $4.5 million, $5.4 million and $20.8 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts and ALFERON N Injection currently is marketed and sold in the United States by the Company, in Mexico by Industria Farmaceutica Andromaco, S.A. De C.V. and in Germany by Cell Pharm GmbH ("Cell Pharm"), the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     During 2000, the Company received net proceeds of $7,096,949 from the sale in a private placement of 11,635,451 shares of common stock at a price of $.66 per share and warrants, exercisable until April 2005 to purchase 11,635,451 shares of common stock at a price of $1.50 per share. In addition, the Company issued to finders and placement agents in connection with the private placement, warrants to purchase 1,467,059 units, exercisable at a price of $.66 per unit. Each unit is comprised of a share of common stock and a warrant to purchase an additional share of common stock, exercisable until April 2005, at a price of $1.50 per share. The proceeds from this private placement will be used to fund new initiatives, in addition to funding certain projects within the Company's existing interferon-related operations.

     During 2000, the Company was able to settle certain amounts owed on various research-related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses. During December 2000, the Company completed the sale of approximately $19 million of its New Jersey tax loss carryovers and received $1.48 million in January 2001 (see Note 10). At December 31, 2000, the Company had approximately $3.7 million of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the Company has sufficient resources to enable the Company to continue operations until November, 2001. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

     Management plans to pursue raising additional capital by either (i) issuing securities in a private or public equity offering or (ii) licensing the rights to its injectable, topical or oral formulations of natural alpha interferon. Management is seeking to enter into mergers, joint ventures or other collaborations that could provide the additional resources necessary to advance the Company's most valuable programs. There can be no assurances, however, that the Company will be successful in obtaining an adequate level of financing, on terms that are acceptable to the Company, needed to continue operations.

     Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

Note 4.  Agreements with Hoffmann-LaRoche

     F. Hoffmann-La Roche Ltd. and Hoffmann-LaRoche, Inc. (collectively, "Hoffmann") have been issued patents covering human alpha interferon in many countries throughout the world. In 1995, the Company obtained a non-exclusive perpetual license from Hoffmann (the "Hoffmann Agreement") that grants the Company the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann, any formulation of Natural Alpha Interferon. The Hoffmann Agreement permits the Company to grant marketing rights with respect to Natural Alpha Interferon products to third parties, except that the Company cannot grant marketing rights with respect to injectable products in any country in which Hoffmann has patent rights covered by the Hoffmann Agreement (the "Hoffmann Territory") to any third party not listed on a schedule of approximately 50 potential marketing partners without the consent of Hoffmann, which consent cannot be unreasonably withheld.

     Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. For the years ended December 31, 2000, 1999 and 1998, the Company recorded approximately $42,000, $94,000 and $77,000 in royalty expenses to Hoffmann, respectively. The Hoffmann Agreement can be terminated by the Company on 30 days notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. Accordingly, the Company would not be permitted to market any formulation of alpha interferon in such country.

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

     As a result of the above events, in 1992, the Company withdrew its FDA Product License Application for ALFERON Gel containing recombinant interferon. In place of single species recombinant interferon, previously ALFERON Gel's active ingredient, the Company commenced, in 1992, further development of ALFERON Gel using the Company's natural source multi-species alpha interferon ("ALFERON N Gel"). However, at the present time, the Company is not actively pursuing development of ALFERON N Gel and the Company does not have an obligation to provide additional funding to the Partnership. Assuming successful development and commercial exploitation of ALFERON N Gel, which to date has not occurred, the Company may be obligated to pay the Partnership royalties equal to 4% of the Company's net sales of ALFERON N Gel and 15% of revenues received from sublicensing ALFERON N Gel.

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


Note 7.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. Metacine used a portion of such funds to retain a third party to conduct a review and analysis of Metacine's intellectual property. The option may be exercised by the Company during the 60-day period following the Company's receipt of such review and analysis, which will end on April 15, 2001. The $100,000 paid for the option has been recorded as other assets on the December 31, 2000 consolidated balance sheet.

     If the option is exercised, Metacine is required to issue to the Company 700,000 shares of Metacine common stock and a warrant to purchase, at a price of $12.48 per share, 178,056 shares of Metacine common stock in exchange for an aggregate of $2,400,000 in a combination of cash, services to be rendered by the Company to Metacine, and shares of the Company's common stock. Upon exercise of the option, the Company would have a significant equity investment in Metacine.

     The Company and the other stockholders of Metacine have entered into a stockholders' agreement providing for rights of first refusal, tag-along rights, and preemptive rights. The agreement also provides that the Company will have one representative on Metacine's board and will vote its shares in the same manner as votes of Metacine's other stockholders, and that certain corporate actions will not be taken without the Company's consent.

Note 8. Inventories

         Inventories, consisting of material, labor and overhead, are classified as follows:

                                                         December 31,
                                                  2000                 1999
                                                  -------------------------

        Finished goods                          $1,073,195       $  361,809
        Work in process                          3,717,556        5,296,816
        Raw materials                            1,332,560        1,332,560
        Less reserve for excess inventory       (5,286,011)      (6,225,185)
                                                 ------------  ------------
                                                $  837,300       $  766,000
                                                 ============   ===========

     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     During   2000,   the  Company   converted  a  portion  of  its   interferon
intermediates (work in process inventory) into finished goods inventory.

     In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV- and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at December 31, 2000 and 1999, reflect a reserve for excess inventory of $5,286,011 and $6,225,185, respectively.

     During 2000 and 1999, a portion of the reserve for excess inventory was reversed in the amount of $563,215 and $1,177,531, respectively, to reflect inventory at its estimated net realizable value. During 1998, the Company increased the reserve for excess inventory by $3,089,841 to reflect inventory at its estimated net realizable value.

     In addition, during 2000, approximately $375,959 of inventory was written off against the reserve for excess inventory due to losses in the conversion of work in process inventory into finished goods. Also, during 1999, approximately $2,900,000 of inventory was written off against the reserve for excess inventory since the inventory had expired and could no longer be sold or used for clinical trials.

Note 9.  Preferred Stock

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

Note 10.  Income Taxes

     As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $6,009,000 of net federal operating loss carryforwards, which expire from 2001 to 2006, are available to the Company upon ceasing to be a member of GP Strategies's consolidated return group in 1991. In addition, the Company has net federal operating loss carryforwards for periods subsequent to May 31, 1991, and through December 31, 2000 of approximately $97,340,000 that expire from 2006 to 2020. In addition, the Company had state net operating loss carryforwards of approximately $40,000,000 which expire from 2004 to 2007.

     The Company believes that the events culminating with the closing of its Common Stock Private Offering on November 6, 2000 may result in an "ownership change" under Internal Revenue Code, Section 382, with respect to its stock. The Company believes that as a result of the ownership change, the future utility of its pre-change net operating losses may be significantly limited. In addition, the Company has approximately $209,000 of research and development credit carryforwards, which expire from 2001 to 2002 that are, in accordance with Internal Revenue Code, Section 383, subject to the annual limitation under Internal Revenue Code Section 382.

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following as of December 31, 2000 and 1999:

Deferred tax assets                             2000             1999
-------------------                             ---------------------

Net operating loss carryforwards            $35,496,000      $31,601,000
Tax credit carry-forwards                       209,000          521,000
Inventory reserve                             2,114,000        2,117,000
Property and equipment,
  principally due to differences
  in basis and depreciation                     510,000          387,000
                                            -----------      -----------
Gross deferred tax asset                     38,329,000       34,626,000
Valuation allowance                         (38,329,000)     (34,626,000)
                                            -----------      -----------
Net deferred taxes                          $   ---          $   ---
                                            ===========      ===========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will be realized. The Company has determined, based on the Company's history of annual net losses, that a full valuation allowance is appropriate. The change in the valuation allowance for 2000 and 1999 was $3,703,000 and $1,543,000, respectively.

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

     During December 2000 and December 1999, the Company completed the sale of approximately $19 million and $32 million of its New Jersey tax loss carryforwards and received $1.48 million (in January 2001) and $2.35 million (in December 1999), which were recorded as a tax benefit from gains on sale of state net operating loss carryovers on its Consolidated Statement of Operations in 2000 and 1999, respectively.

Note 11.  Common Stock, Stock Options, Warrants and Other Shares Reserved

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

     At December 31, 2000, the per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $.88, $.21 and $2.20 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield of 0.0%, risk-free interest rate of 6.1%, expected volatility of 142.4% and an expected life of 3.0 years; 1999 - expected dividend yield of 0.0%, risk-free interest rate of 6.1%, expected volatility of 116.4% and an expected life of 4.0 years; 1998 - expected dividend yield of 0.0%, risk-free interest rate of 4.3%, expected volatility of 113.9% and an expected life of 5.0 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                         2000            1999           1998
                                         ----            ----           ----

Net loss           as reported       $(2,981,672)    $(3,602,083)  $(21,325,301)
                   pro forma          (3,462,823)     (4,231,122)   (21,868,534)

Basic and diluted
  loss per share   as reported       $      (.25)    $      (.71)  $      (6.67)
                   pro forma                (.29)           (.83)         (6.84)

     Pro forma net loss and loss per share reflects options granted between 1995 and 2000. Related pro forma compensation cost is amortized over the options' vesting period.

     Employee stock option activity for options under the Plan during the periods indicated is as follows:

                                                Number of     Weighted-Average
                                                  Shares       Exercise Price
                                                ----------    ----------------
         Balance at December 31, 1997             212,367         $33.20

                  Granted                         336,234           2.65
                  Forfeited                        (9,787)         32.25
                  Expired                            (725)         46.05
                                                ----------
         Balance at December 31, 1998             538,089           1.40

                  Granted                       1,487,792            .25
                  Forfeited                      (138,621)          1.40
                                                ----------
         Balance at December 31, 1999           1,887,260            .25

                  Granted                          61,710           1.10
                  Forfeited                        (2,580)           .25
                                                ----------
         Balance at December 31, 2000           1,946,390            .28

     On October 27, 1999, the Company repriced all existing employee stock options to have an exercise price of $.25 (the closing market price on that date), which vest over a three-year period, and have an expiration date of December 31, 2003. Accordingly, the weighted average price of options outstanding at December 31, 1999 has been restated to $.25. All other terms and conditions of the repriced options remain the same with the exception of repricing the exercise price and the new expiration date.

     On October 15, 1998, the Company repriced all existing employee stock options to have an exercise price of $1.40 (the closing market price on that date).

     At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.25-$1.25, and 3 years, respectively.

     At December 31, 2000, the number of options exercisable was 1,102,458, and the weighted-average exercise price of those options was $.27.

     FASB Interpretation No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("FIN 44"). It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee that apply to awards issued after December 15, 1998. The Company has evaluated the financial impact of FIN 44 and has determined that the repricing of employee stock options on October 27, 1999 falls within the guidance of FIN
44. On October 27, 1999, the Company repriced 429,475 stock options to $.25 per share. On July 1, 2000, the implementation date of FIN 44, 352,823 shares of the 429,475 shares were fully vested (exercisable) and the closing price of the Company's common stock on such date was $1.63 per share. Beginning on and after July 1, 2000, the Company is required to record compensation expense on the repriced vested options only when the market price exceeds $1.63 per share and only on the amount in excess of $1.63 per share. For the repriced unvested stock options, the intrinsic value measured at the July 1, 2000 effective date that is attributable to the remaining vesting period will be recognized over that future period. The unvested stock options at July 1, 2000 (76,652) will fully vest on January 1, 2001. On December 31, 2000, the closing price of the Company's common stock was $.375 per share and accordingly, under FIN 44, no compensation expense was recorded on the repriced fully vested stock options. However, under FIN 44, for the repriced unvested stock options, the Company calculated and recorded compensation expense of $2,050, subject to adjustment for changes in the stock price.

Information regarding all Options and Warrants

     Changes in options and warrants outstanding during the years ended December 31, 2000, 1999 and 1998, and options and warrants exercisable and shares reserved for issuance at December 31, 2000 are as follows:

         The following table includes all options and warrants including employee options (which are discussed above).
                                                 Price Range          Number of
                                                  Per Share           Shares
                                                 -----------          ---------
    Outstanding at December 31, 1997        $21.80   -    $77.90       395,189
    Granted                                   2.65   -     41.90       336,234
    Terminated                               25.00   -     55.00       (10,512)
                                           ---------------------     ----------
    Outstanding at December 31, 1998          1.40   -     77.90       720,911
    Granted                                    .25   -      1.00     1,987,792
    Terminated                                1.40   -     54.00      (141,671)
                                            --------------------     ----------
    Outstanding at December 31, 1999           .25   -     77.90     2,567,032
    Granted                                    .56   -      1.50    14,631,279
    Terminated                                 .25   -     77.90       (90,975)
                                            --------------------     ----------
    Outstanding at December 31, 2000           .25   -     48.00    17,107,336
                                                                    ==========

    Exercisable:

    December 31, 2000                          .25   -     48.00    13,329,286
                                                                    ==========
    Shares reserved for issuance:

    December 31, 2000                                               17,107,336
                                                                    ==========

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2000, include 64,413 shares under warrant agreements with the underwriter of a 1996 Stock Offering. The warrants are priced at $48.00 per share and expire on April 23, 2001.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2000, include 26,964 shares under warrant agreements with the underwriters of a 1997 Stock Offering. The warrants are priced at $36.00 per share and expire on August 18, 2002.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2000, include 500,000 shares under a warrant agreement with GP Strategies. The warrants are priced at $1.00 per share and expire on March 25, 2004.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2000, include 11,635,451 shares under warrant agreements with the purchasers of a 2000 private offering. The warrants are priced at $1.50 per share and expire on April 17, 2005.

     Options and warrants outstanding and shares reserved for issuance at December 31, 2000, include 2,934,118 shares under a warrant agreement to purchase 1,467,059 units. Each unit consists of a share of common stock and a warrant to purchase an additional share of common stock at a price of $1.50 per share, exercisable at a price of $.66 per unit beginning on April 17, 2001. The units were issued as compensation for services rendered to the Company in the 2000 private offering and expire on April 17, 2005.

Note 12.  Savings Plan

     The ISI Savings Plan (the "Savings Plan") permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of up to 15% of base compensation. The Company will match up to the 6% level of the participants' eligible contributions. The Savings Plan matches 40% in cash and 60% in the Company's common stock up to the 6% level. For 2000, the Company's contribution to the Savings Plan was $124,000, consisting of $43,802 in cash and $80,198 in stock. For 1999, the Company's contribution to the Savings Plan was $137,000, consisting of $37,024 in cash and $99,976 in stock. For 1998, the Company's contribution to the Savings Plan was $288,000, consisting of $116,767 in cash and $171,233 in stock.

Note 13.  Common Stock Compensation and Profit Sharing Plan

Common Stock Compensation Plan

     Effective October 1, 1997, the Company adopted the Common Stock Compensation Plan (the "Stock Compensation Plan"), providing key employees with the opportunity of receiving the Company's common stock as additional compensation.

     Pursuant to the terms of the Stock Compensation Plan, key employees were to receive, as additional compensation, a pre-determined amount of the Company's common stock in three equal installments on October 1, 1998, 1999 and 2000, provided that the key employees remain in the employ of the Company at each such installment date. As of October 1, 2000, 1999 and 1998, a deferred compensation liability of $289,920, $340,821 and $412,344, respectively, was accrued for these employees based on the common stock market price of October 1, 1997. On October 1, 2000, 1999 and 1998, the Company paid the compensation in cash in settlement of the Company's obligation to issue shares of common stock.
Accordingly, cash of $7,414, $2,131, and $25,947, respectively, was paid in satisfaction of the accrued liability of $289,920, $340,821 and $412,344, respectively. The difference of $282,506, $338,690, and $386,397 was credited to additional paid in capital in 2000, 1999 and 1998, respectively.

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

Note 14.  Related Party Transactions

     GP Strategies owns approximately 4% of the Company's common stock as of December 31, 2000. The Company was a party to a management agreement with GP Strategies, pursuant to which certain legal, financial and administrative services had been provided by employees of GP Strategies. The fee for such services in both 1999 and 1998 was $120,000. Such costs were included in general and administrative expenses. The management agreement was terminated on March 27, 2000 (See Note 16). In addition, during the year ended December 31, 1998, the Company provided certain services to GP Strategies at the Company's estimated cost of $25,000. Such services were included as a reduction to general and administrative expenses.

     The Company owns the buildings which contain its offices and laboratories and until March 1998 leased a portion of the buildings to GP Strategies. Total occupancy costs for the year ended December 31, 1998 were approximately
$1,084,000. GP Strategies paid to the Company as rent GP Strategies's proportionate share of such occupancy costs (based on both square feet occupied and number of personnel), which amounted to $29,375. Such income was included as a reduction to research and development expense.

     See Note 16 for information with respect to royalty obligations to GP Strategies.

Note 15.  Supplemental Statement of Cash Flow Information

     The Company paid no income taxes or interest during the three-year period ended December 31, 2000.

     During the years ended December 31, 2000, 1999 and 1998 the following non-cash financing and investing activities occurred:

2000:
     The Company issued 870,000 shares, valued at $896,100, of common stock as settlement shares related to accounts payable (see Note 16).

         The Company credited capital in excess of par value for forgiveness of $129,886 of debt due GP Strategies.

         The Company reduced the settlement share contra-equity account and the corresponding liability by $382,515 for settlement shares sold.

1999:
         The Company issued 285,000 shares, valued at $534,375, of common stock as payment against accounts payable and the purchase of inventory.

         As consideration for a loan from GP Strategies, the Company issued 500,000 shares and warrants to purchase an additional 500,000 shares, valued at $500,000.

         The Company reduced the settlement share contra-equity account and the corresponding liability by $33,000 for settlement shares sold.

1998:
         The Company issued 330,000 shares valued at $1,250,094 of common stock as payment against a negotiated settlement (see Note 16) and accounts payable.

Note 16.  Commitments

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

     Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of common stock and agreed to issue additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1,1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. As of the date hereof, the Red Cross has not given the Company notice of its intent to exercise its rights to collect the Red Cross Liability. Under the terms of such agreement, the Red Cross has the right to sell the Company's real estate. In the event the Red Cross is successful in selling the Company's real estate, the Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur.

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during 1999 and from November 23, 1998 to December 31, 1998, an adjustment for $550,000 and $525,000 has been recorded with a corresponding charge to cost of goods sold during 1999 and 1998, respectively. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated balance sheet at December 31, 2000 and 1999 was approximately $1,276,000 and $1,579,000, respectively. On
October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price from October 30, 2000 to December 31, 2000, an adjustment for $524,000 has been recorded with a corresponding charge to cost of goods sold in 2000. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,276,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

     Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000. In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares of Common Stock and a five-year warrant to purchase 500,000 shares of Common Stock at a price of $1 per share. The common stock and warrants issued to GP Strategies were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. The agreement also provides that (i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI Common Stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

     As consideration for the transfer to the Company of certain licenses, rights and assets upon the formation of the Company by GP Strategies, the Company agreed to pay GP Strategies royalties of $1,000,000, but such payments will be made only with respect to those years in which the Company has income before income taxes, and will be limited to 25% of such income. To date, the Company has not generated income before taxes and therefore has not accrued or paid royalties to GP Strategies.

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

Note 17.  Quarterly Financial Data (unaudited)

The following summarizes the Company's unaudited quarterly results for 2000 and 1999.

2000 Quarters                            First         Second         Third          Fourth
                                         ------        ------         -----          ------
                                                Thousands of dollars except per share data

Revenues                                 $ 163         $ 158          $  324         $  424
Gross profit (loss)(1)                      68          (267)           (231)          (270)
Net loss                                  (813)         (820)         (1,272)           (77)
Basic and diluted loss per share          (.15)         (.09)           (.08)            --

1999 Quarters                            First         Second         Third          Fourth
                                         ------        ------         -----          ------

                   Thousands of dollars except per share data

Revenues                                 $  460        $  526         $ 998          $  345
Gross profit (loss)(1)                     (690)           35           605               5
Net income (loss)                        (2,712)       (1,416)         (648)          1,174
Basic and diluted income(loss)per share    (.58)         (.27)         (.12)            .22

(1) Gross profit (loss) is calculated as revenue less cost of goods sold and excess/idle production costs and reversal/(provision) for excess inventory.

Note 18.  Fair Value of Financial Instruments

     The  carrying  values  of  financial  instruments,   assuming  the  Company
continues as a going concern, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximate fair values, because of the short term nature or interest rates that approximate current rates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         Not applicable.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements are included in Part II, Item 8:

                                                                                          Page
        Independent Auditors' Report                                                       19

        Financial Statements:

           Consolidated Balance Sheets - December 31, 2000 and 1999                        20

           Consolidated Statements of Operations - Years ended
              December 31, 2000, 1999, and 1998                                            21

           Consolidated Statements of Changes in Stockholders' Equity -
              Years ended December 31, 2000, 1999 and 1998                                 22

           Consolidated Statements of Cash Flows - Years ended
              December 31, 2000, 1999, and 1998                                            23

           Notes to Consolidated Financial Statements                                      24

          (a)(2) The following is a list of all financial schedules for 2000, filed as part of this report:

               Schedule II - Valuation and Qualifying Accounts                             39

               Schedules other than that listed above have been omitted because they are not required or are not applicable or the required information has been included in the financial statements or the notes thereto.

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

                                                     INTERFERON SCIENCES, INC.

                                              By:       /s/ Lawrence M. Gordon
                                                       -----------------------
                                                       Lawrence M. Gordon
                                                       Chief Executive Officer


Dated:  April 3, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                       Date

/s/ Samuel H. Ronel             Chairman of the Board              April 3, 2001
-------------------
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon          Chief Executive Officer and Director
----------------------          (Principal Executive Officer)      April 3, 2001
Lawrence M. Gordon

/s/ Stanley G. Schutzbank       President and Director             April 3, 2001
-------------------------
Stanley G Schutzbank, Ph.D.

___________________             Director                          April __, 2001
Sheldon L. Glashow

/s/ Donald W. Anderson          Controller (Principal              April 3, 2001
----------------------          Accounting and Financial
Donald W. Anderson              Officer)


         The foregoing constitutes a majority of the members of the Board of Directors.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                  Additions
                                     Balance at   Charged to                         Balance at
                                     Beginning    Costs, Provisions                  End of
Description                          of Period    and Expenses        Deductions     Period
-----------                          ---------    ------------        ----------     -------
Year ended December 31, 2000
  Valuation and qualifying
  accounts deducted from assets
  to which they apply:
Reserve for excess inventory        $ 6,225,185   $                 (a)$  939,174   $ 5,286,011

Year ended December 31, 1999
Valuation and qualifying
  accounts deducted from assets
  to which they apply:
Reserve for excess inventory        $10,344,551   $                 (b)$4,119,366   $ 6,225,185

Year ended December 31, 1998
Valuation and qualifying
  accounts deduced from assets
  to which they apply:
Reserve for excess inventory        $ 7,254,710   $3,089,841           $            $10,344,551



Notes:

(a) Deductions include $563,215 for the reversal of a portion of the reserve for excess inventory and $375,959 for the usage of the reserve to write-off inventory.

(b) Deductions include $1,177,531 for the reversal of a portion of the reserve for excess inventory, $139,132 for the usage of a portion of the reserve to write-off excess inventory and $2,802,703 to write-off expired inventory.

                                INDEX TO EXHIBITS

Exhibit Number

          3.1 - Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3B of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

          3.2  -   Certificate   of   Amendment  of  Restated   Certificate   of
          Incorporation of the Registrant. Incorporated herein by reference toExhibit 3.4 of Registration Statement No. 33-40902.

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

          3.5 - Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit
          3.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

          4.3 - Form of Purchase Option issued in connection with the December 1996 Private Placement. Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

          10.16 - Stock Bonus Plan. Incorporated by reference to Exhibit 10.57 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.17 - Form of employment agreement for participants in Stock Bonus Plan. Incorporated by reference to Exhibit 10.58 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.18 - Employment Agreement, dated as of October 1, 1997, between the Registrant and Lawrence M. Gordon. Incorporated by reference to
          Exhibit 10.59 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          21.0 - Subsidiaries of the Registrant. *

          23.1 - Consent of KPMG LLP. *

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


Interferon Sciences Development Corporation                  Delaware

                                                                    Exhibit 23.1


                         CONSENT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS
INTERFERON SCIENCES, INC.

     We consent to incorporation by reference in (i) the Registration Statement (No. 33-64921) on Form S-3, (ii) the Registration Statement (No. 333-04381) on Form S-3, (iii) the Registration Statement (No. 333-19451) on Form S-3, (iv) the Registration Statement (No. 33-30209) on Form S-8, (v) the Registration Statement (No. 333-34203) on Form S-3, and (vi) the Registration Statement (No. 333-43078) on Form S-1 of Interferon Sciences, Inc. of our report dated March 9, 2001 relating to the consolidated balance sheets of Interferon Sciences, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, and the related schedule, which report appears in the December 31, 2000 Annual Report on Form 10-K of Interferon Sciences, Inc.

     Our report dated March 9, 2001, contains an explanatory paragraph that states the Company has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

                                                                    /s/ KPMG LLP


Princeton, New Jersey
April 3, 2001