Form 10-K/A
period 2000-12-31
INTERFERON SCIENCES INC
filed 2001-04-30
CIK 351532

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

                                 Yes X No ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of April 16, 2001, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $5,400,000 based on the last reported sale price of such stock on the OTC Bulletin Board on April 16, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at April 16, 2001
       -----                               ------------------------------

Common Stock, par value $.01 per share       20,013,252 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

     The Company's 10K for the year ended December 31, 1999 is hereby amended by including Part III as follows:

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below are the officers and directors of the Company as of April 16, 2001.

     Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined GP Strategies in 1970 and served as the Vice President of Research and Development of GP Strategies and as the President of Hydro Med Sciences, a division of GP Strategies, from 1976 to September 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997. Since 1999 he has been a member of the Technology Advisory Board of the New Jersey Economic Development Authority. Age 64.

     Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996. Age 47.

     Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined GP Strategies in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of GP Strategies from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society
(RAPS) and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of RAPS. In October 2000, Dr. Schutzbank received the Leonard J. Stauffer Award from RAPS. RAPS gives this award once each year to a Regulatory Affairs Certified (RAC) individual who exemplifies outstanding service to the RAC Program and/or mentoring in the regulatory affairs profession. Age 55.

     Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. He was an officer of various subsidiaries of GP Strategies from 1976 to September 1996. Age 51.

     Mei-June Liao, Ph.D. has been Vice President, Research and Development of the Company since March 1995. She has served as a Director, Research & Development since 1987, and held senior positions in the Company's Research & Development Department since 1983. Dr. Liao received her Ph.D. from Yale
University and completed a three-year postdoctoral appointment at the Massachusetts Institute of Technology under the direction of Nobel Laureate in Medicine, Professor H. Gobind Khorana. Dr. Liao has authored many scientific publications and invention disclosures. Age 50.

     James R. Knill, M.D. has been Vice President, Medical Affairs of the Company since September 1996 and a consultant to the Company from November 1995 to September 1996. Dr. Knill was employed as Vice President of Medical Affairs for Cytogen Corporation from 1994 to 1995 and as consultant for Cytogen Corporation from 1995 to July 1996. He was previously employed for more than 20 years as Vice President of Medical Affairs for Bristol-Myers Squibb Company. Age 68.

     Robert P. Hansen has been Vice President, Manufacturing of the Company since February 1997. He served as a Director of Manufacturing since 1995, and held senior positions in the Company's Manufacturing Department since 1987. Age 56.

     Sheldon L. Glashow, Ph.D. has been a director of the Company since 1991. He has been a director of GP Strategies since 1987, a director of GSE Systems, Inc. since 1995, and a director of CalCol, Inc. since 1994. Dr. Glashow is the Higgins Professor of Physics and the Mellon Professor of the Sciences at Harvard University. He was a Distinguished Professor and visiting Professor of Physics at Boston University. In 1971, he received the Nobel Prize in Physics. Age 68.

Item 11.   Executive Compensation

     The following table presents the compensation paid by the Company to its five most highly compensated executive officers for the years ended December 31, 2000, 1999, and 1998.


                           SUMMARY COMPENSATION TABLE
                                                                                      Long-Term
                                                      Annual Compensation         Compensation Awards
                                                      -------------------      -----------------------------
                                                                                Stock             All Other
                                    Year              Salary        Bonus       Options           Compensation
Name and Principal Position                            ($)          ($)          (#)                 ($) (2)
---------------------------         ----              ------       ------       --------          ------------
Lawrence M. Gordon (1)              2000              328,790        - 0 -         - 0 -            12,275
Chief Executive Officer             1999              135,500(1)     - 0 -       400,000             9,368
                                    1998              270,000      100,000        60,000            13,093

Samuel H. Ronel, Ph.D.              2000              190,250        - 0 -         - 0 -            13,733
Chairman of the Board               1999              102,750(1)     - 0 -       250,000             9,151
                                    1998              213,000       25,000        40,000            12,300

Stanley G. Schutzbank, Ph.D.        2000              248,112        - 0 -         - 0 -            13,375
President                           1999              123,113(1)     - 0 -       400,000             8,533
                                    1998              251,000       75,000        60,000            12,716

James R. Knill, M.D.                2000              128,995        4,000         - 0 -            11,703
Vice President                      1999              120,658(1)     - 0 -        50,375            12,880
Medical Affairs                     1998              170,000       15,000        10,000            11,800

Mei-June Liao, Ph.D.                2000              124,747        4,000         - 0 -             7,615
Vice President, Research            1999              113,075(1)     - 0 -        81,075             7,102
and Development                     1998              133,000       15,000        15,000             9,000

------------

(1) In 1999, due to the financial condition of the Company, Messrs. Gordon, Ronel, Schutzbank, Knill and Ms.Liao, reduced the amount of time they spent on Company business.

(2) Matching contribution by the Company to the 401(k) Savings Plan, payments by the Company for Group Term Life, and payments made by the Company under the Common Stock Compensation Plan. The Common Stock Compensation Plan ended on October 1, 2000.



     The following table sets forth information for the named executive officers regarding the unexercised options held at December 31, 2000. No options were exercised by the named executive officers during the year ended December 31, 2000.


                   AGGREGATED DECEMBER 31, 2000 OPTION VALUES



                                Number of Unexercised         Value of Unexercised
                                     Options at               In-the-Money Options at
                                December 31, 2000(#)          December 31, 2000($)(1)
                                Exercisable/Unexercisable    Exercisable/Unexercisable
                                -------------------------    -------------------------
Lawrence M. Gordon              287,329        221,676        $35,916        $27,710
Samuel H. Ronel, Ph.D.          176,617        135,648         22,077         16,956
Stanley G. Schutzbank, Ph.D.    269,205        215,670         33,651         26,959
James R. Knill, M.D              35,408         28,367          4,426          3,546
Mei-June Liao, Ph.D.             54,605         44,510          6,826          5,564













-------------------

(1)      Calculated based on the closing price of the Common Stock as reported on the OTC Bulletin Board on December 31, 2000.


Item 12.  Security Ownership Of Directors And Named Executive Officers

Principal Stockholders

      The following table sets forth the number of shares of Common Stock beneficially owned as of April 16, 2001, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

Name and Address                   Number of Shares              Percent of
of Beneficial Owner                Beneficially Owned            Class
-------------------                ------------------            ----------

Harbor Trust                            3,219,698(1)                14.7%(1)
418 Avenue I
Brooklyn, NY  11230

Balmore S.A.                            1,515,152(2)                 7.3%(2)
160 Central Park South
Suite 2701
New York, NY  10019

Celeste Trust Reg.                      1,515,152(2)                 7.3%(2)
160 Central Park South
Suite 2701
New York, NY  10019

Michael G. Jesselson 12/18/80 Trust     1,515,152(2)                 7.3%(2)
450 Park Avenue
Suite 2603
New York, NY  10022

RBB Bank Aktiengesellschaft             1,760,000(3)                 8.4%(3)
Burgring 16
8010 Graz, Austria

Mark Nordlicht                          1,212,122(4)                 5.9%(4)
165 West End Avenue
Apartment 11N
New York, NY  10023


(1) Includes (i) 1,363,637 shares that may be acquired upon the exercise of warrants, exercisable until April 2005, at a price of $1.50 per share, and (ii) an option to purchase 246,212 Units (each Unit consisting of a share of Common Stock and a warrant to purchase a share of Common Stock for $1.50) exercisable commencing on April 17, 2001 at a price of $.66 per Unit.

(2) Includes 757,576 shares that may be acquired upon the exercise of warrants, exercisable until April 2005, at a price of $1.50 per share.

(3) Includes 880,000 shares that may be acquired upon the exercise of warrants, exercisable until April 2005, at a price of $1.50 per share.

(4) Includes 606,061 shares that may be acquired upon the exercise of warrants, exercisable until April 2005, at a price of $1.50 per share.

     The following table sets forth, as of April 16, 2001, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.


                                                                       Of Total Number
                                                                          of Shares
                                                                       Beneficially
                                    Total Number      Percent of          Owned
                                      of Shares         Common         Shares which
                                    Beneficially        Stock          May be Acquired
Name                                   Owned           Owned(1)        Within 60 Days
----                                 ----------       ----------     -----------------
Samuel H. Ronel, Ph.D.                264,974           1.3%             249,765
Lawrence M. Gordon                    429,139           2.1%             409,005
Stanley G. Schutzbank, Ph.D.          402,184           1.9%             384,875
Sheldon L. Glashow                     12,250            *                12,250
Directors and Executive Officers    1,356,149           6.3%           1,277,374
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


Item 13.  Certain Relationships and Related Transactions.

Employment Agreements

     As of October 1, 1997, Lawrence M. Gordon entered into an employment agreement with the Company pursuant to which Mr. Gordon is employed as the Chief Executive Officer of the Company until December 31, 2001. On December 31, 1999, and on each December 31 of each year thereafter, the employment period is automatically extended for one additional year unless, not later than June 30 immediately preceding any such December 31, either party delivers to the other written notice that the employment period is not further extended.

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

     As of July 1, 2000, Stanley G. Schutzbank and Samuel H. Ronel entered into employment agreements with the Company pursuant to which Dr. Schutzbank is employed as President of the Company and Dr. Ronel is employed as Chairman of the Board of the Company until December 31, 2003. On December 31, 2001 for Dr. Schutzbank and December 31, 2002 for Dr. Ronel, and on each December 31 of each year thereafter, the employment period is automatically extended for one additional year unless, not later than June 30 immediately preceding any such December 31, either party delivers to the other written notice that the employment period is not further extended.

     Dr. Schutzbank's base annual salary is $250,000, subject to annual increases of 6%, and Dr. Ronel's base annual salary is $175,000, subject to such increases as may be granted by the Board. The Board may determine Dr. Schutzbank's and Dr. Ronel's bonus for each year, and whether to grant them stock options, based upon the Company's revenues, profits or losses, financing activities, progress in clinical trials, and such other factors deemed relevant by the Board.

     The Company may terminate each of the employment agreements for Cause, which is defined as (i) the willful and continued failure by the employee to substantially perform his duties or obligations or (ii) the willful engaging by the employee in misconduct which is materially monetarily injurious to the Company. If an employment agreement is terminated for Cause, the Company is required to pay the employee his full salary through the termination date.

     Each of the employees can terminate his employment agreement for Good Reason, which is defined as (i) a change in control of the Company or (ii) a failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A "change in control" of the Company is defined as (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Current Report on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), (ii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, or (iii) at any time individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board.

     If the Company wrongfully terminates an employment agreement or the employee terminates his employment agreement for Good Reason, then (i) the Company is required to pay the employee his full salary through the termination date; (ii) the Company is required to pay as severance pay to the employee an amount equal to (a) his average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date (or, if the termination date is prior to December 31, 2002, during the full calendar years commencing with calendar year 2000 preceding the termination date), multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated and (II) three (one and one-half in the case of Dr. Ronel), such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum on or before the fifth day following the termination date or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated; (iii) all options to purchase the Company's common stock granted to the employee under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if the employee's employment by the Company had not terminated and, if the employee's termination is based on a change of control of the Company and the employee elects to surrender any or all of such options to the Company, the Company is required to pay the employee a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; and (iv) if termination of the employment agreement arises out of a breach by the Company, the Company is required to pay all other damages to which the employee may be entitled as a result of such breach. If the employment agreement is terminated for any reason other than Cause, the Company is required to maintain in full force and effect, for a number of years equal to the greater of
(i) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated and
(ii) three (one and one-half in the case of Dr. Ronel), all employee benefit plans and programs in which the employee was entitled to participate immediately prior to the termination date.

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





Dated:  April 30, 2001