Form 10-Q
period 2001-03-31
INTERFERON SCIENCES INC
filed 2001-05-15
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2001

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


(732) 249-3250
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of April 26, 2001.

                   Common Stock               20,013,252 shares



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                           Page
Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     March 31, 2001 and December 31, 2000. . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months Ended March 31, 2001 and 2000. . . . . . . . . . . . . . . .2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Three Months Ended March 31, 2001 . . . . . . . . .3

   Consolidated Condensed Statements of Cash Flows--
     Three Months Ended March 31, 2001 and 2000. . . . . . . . . . . . . . . .4

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . .5-8

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 9-13

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15






                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                March 31,         December 31,
                                                  2001               2000
                                               (Unaudited)
ASSETS                                        -------------------------------
Current assets
  Cash and cash equivalents                   $  3,787,394        $ 3,658,805
  Receivable from sale of state
   net operating loss carryovers                                    1,483,861
  Accounts and other receivables                   217,620            190,937
  Inventories, net of reserves
   of $5,286,011                                   677,766            837,300
  Prepaid expenses and other
   current assets                                   33,613             17,488
                                             -------------      -------------
Total current assets                             4,716,393          6,188,391
                                             -------------      -------------
Property, plant and equipment,
  at cost                                       12,850,410         12,807,840
Less accumulated depreciation                  (10,417,595)       (10,298,260)
                                             -------------      -------------
                                                 2,432,815          2,509,580
                                             -------------      -------------
Patent costs, net of accumulated
  amortization                                     182,407            189,767
Other assets                                       197,600            110,100
                                             -------------      -------------
Total assets                                 $   7,529,215      $   8,997,838
                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses      $   2,460,356      $   2,578,827
  Note payable and amount due
   GP Strategies                                   574,139            566,639
                                             -------------      -------------
Total current liabilities                        3,034,495          3,145,466
                                             -------------      -------------
Commitments and contingencies

Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-18,029,424 and
 17,931,838 shares, respectively                   180,294           179,318
Capital in excess of par value                 137,818,480       137,782,655
Accumulated deficit                           (133,291,574)     (131,793,851)
Settlement shares                                 (212,480)         (315,750)
                                             -------------      ------------
Total stockholders' equity                       4,494,720         5,852,372
                                             -------------      ------------
Total liabilities and stockholders'
  equity                                     $   7,529,215     $   8,997,838
                                             =============     =============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                       2001           2000
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    370,645    $    163,150
                                                  -------------   -------------
Total revenues                                          370,645         163,150
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      640,108         230,153
Reversal of reserve for excess inventory                               (135,271)
Research and development                                587,233         423,819
General and administrative                              673,107         448,074
                                                  -------------   -------------
Total costs and expenses                              1,900,448         966,775
                                                  -------------   -------------
Loss from operations                                 (1,529,803)       (803,625)

Interest income (expense), net                           32,080          (9,620)
                                                  -------------   -------------
Net loss                                           $ (1,497,723)    $  (813,245)
                                                  =============   =============

Basic and diluted loss per share                   $       (.08)    $      (.15)
                                                  =============   =============
Weighted average number of shares outstanding        17,962,372       5,360,979
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.





                                        INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                   STOCKHOLDERS' EQUITY
                                             THREE MONTHS ENDED MARCH 31, 2001
                                                        (Unaudited)

                                             Capital                                           Total
                       Common Stock         in excess       Accumulated     Settlement     stockholders'
                     Shares      Amount    of par value      deficit          shares          equity
                     ------------------    ------------    --------------    ----------     -------------
Balance at
 Dec. 31, 2000    17,931,838   $179,318     $137,782,655  $(131,793,851)   $ (315,750)    $ 5,852,372

Common stock
 issued as
 compensation         50,000        500           12,780                                       13,280

Common stock
 issued under
 Company 401(k)
 Plan                 45,342        453           22,507                                       22,960

Proceeds from
 exercise of common
 stock options         2,244         23              538                                          561

Settlement shares
 sold                                                                           21,463         21,463

Market value
 adjustment                                                                     81,807         81,807

Net loss                                                      (1,497,723)                  (1,497,723)
                 --------------------------------------------------------------------------------------
Balance at
 March 31, 2001   18,029,424   $180,294     $137,818,480   $(133,291,574)   $ (212,480)   $ 4,494,720




The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                           2001             2000
                                                         ------------  ------------
Cash flows from operations:
  Net loss                                               $(1,497,723)  $  (813,245)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            126,695       133,306
    Noncash compensation expense                              36,240        50,928
    Reversal of reserve for excess inventory                              (135,271)
    Market value adjustment                                   81,807      (287,341)
    Change in operating assets and liabilities:
     Inventories                                             159,534        89,271
     Accounts and other receivables                        1,457,178       (16,578)
     Prepaid expenses and other current assets               (16,125)       (4,944)
     Accounts payable and accrued expenses                   (97,008)     (296,423)
     Amount due to GP Strategies                               7,500      (125,001)
                                                         ------------  ------------
    Net cash provided by (used for) operations               258,098    (1,405,298)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                 (42,570)
  Investments in other assets                                (87,500)
                                                         ------------  ------------
  Net cash used for investing activities                    (130,070)
                                                         ------------  ------------
Cash flows from financing activities:
  Proceeds from exercise of common stock options                 561
                                                         ------------  ------------
Net cash provided by financing activities                        561
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents         128,589    (1,405,298)

Cash and cash equivalents at beginning of period           3,658,805     2,273,242
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 3,787,394   $   867,944
                                                         ============  ============
Noncash items:
 Settlement shares sold                                  $    21,463   $   368,341
                                                         ============  ============
 Forgiveness of amount due GP Strategies                 $             $   129,886
                                                         ===========   ============




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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of March 31, 2001, the Company had an accumulated deficit of approximately $133.3 million. For the three months ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998, the Company had losses from operations of approximately $1.5 million, $4.5 million, $5.4 million and $20.8 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     At March 31, 2001, the Company had approximately $3.8 million of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the Company has sufficient resources to enable the Company to continue operations until November 2001. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

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

 Note 3.  Inventories

      Inventories consist of the following:

                                               March 31,        December 31,
                                                 2001               2000
                                            --------------     --------------
     Finished goods                         $   913,661         $ 1,073,195
     Work in process                          3,717,556           3,717,556
     Raw materials                            1,332,560           1,332,560
     Less reserve for excess inventory       (5,286,011)         (5,286,011)
                                           ---------------     --------------
                                            $   677,766         $   837,300
                                             ================     ===============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at March 31, 2001 and December 31, 2000, reflect a reserve for excess inventory of $5,286,011.

     During the three months ended March 31, 2000, a portion of the reserve for excess inventory was reversed in the amount of $135,271 to reflect inventory at its estimated net realizable value.

Note 4. Agreement with GP Strategies Corporation

     Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value in the quarter ended March 31, 2000. The agreement also provides that
(i) commencing on May 1, 2001 and ending on June 30, 2001, on any day ISI may require GP Strategies to exercise the GP Warrant and sell the underlying shares, if the market price of ISI common stock exceeds $1.00 per share on each of the 10 trading days prior to any such day, and (ii) any proceeds from the sale of the shares issuable upon exercise of the GP Warrant in excess of the aggregate amount paid by GP Strategies to purchase such shares, would be deemed to reduce the then outstanding amount of principal and interest of the GP Strategies Debt until such amount is reduced to zero.

Note 5.  Agreement with the Red Cross

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at March 31, 2001 and December 31, 2000 was approximately $1,292,000 and $1,276,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the three months ended March 31, 2001, an adjustment for $81,807 was recorded with a corresponding charge to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,292,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

 Note 6.  Recent Accounting Developments

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

Note 7.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. The $100,000 paid for the option has been recorded as other assets on the March 31, 2001 and December 31, 2000 consolidated condensed balance sheets.

     On April 9, 2001, the Company exercised its option to acquire a significant equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company to Metacine, and 2,000,000 shares of the Company's common stock. As a result of this investment, the Company will take a substantial charge in the second quarter of 2001 which will approximate the total consideration paid for this investment in Metacine.

     The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received $1,850,000 of cumulative net proceeds from the sale of Company shares by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002.

     The Company is required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments.

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

Liquidity and Capital Resources

     As of April 27, 2001, the Company had approximately $3.3 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     On April 9, 2001, the Company exercised its option to acquire a significant equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company to Metacine, and 2,000,000 shares of the Company's common stock. As a result of this investment, the Company will take a substantial charge in the second quarter of 2001 which will approximate the total consideration paid for this investment in Metacine.

     The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received $1,850,000 of cumulative net proceeds from the sale of Company shares by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares it has already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at March 31, 2001 and December 31, 2000 was approximately $1,292,000 and $1,276,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the three months ended March 31, 2001, an adjustment for $81,807 was recorded with a corresponding charge to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,292,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

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

Results of Operations

Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000

     For the three months ended March 31, 2001 and 2000, the Company had revenues from the sale of ALFERON N Injection of $370,645 and $163,150, respectively. In 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in lower than normal sales in the three months ended March 31, 2000 as compared to the three months ended March 31, 2001. This was due to the fact that such customers were selling out of their inventory of Alferon N Injection (rather than purchasing Alferon N Injection from the Company).

     In the three months ended March 31, 2001, the Company sold, through its distributor, to wholesalers and other customers in the United States 2,827 vials of ALFERON N Injection, compared to 1,417 vials sold by the Company during the three months ended March 31, 2000. In addition, foreign sales of ALFERON N Injection were 25 vials and zero vials for the three months ended March 31, 2001 and 2000, respectively.

     Cost of goods sold and excess/idle production costs totaled $640,108 and $230,153 for the three months ended March 31, 2001 and 2000, respectively. Excess/idle production costs in the three months ended March 31, 2001 and 2000 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. However, higher unit sales in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 contributed to higher cost of goods sold. In addition, based on changes in the value of the Settlement Shares, for the three months ended March 31, 2001, cost of goods sold was charged for $81,807 as compared to a credit of $287,341 to cost of goods sold for the three months ended March 31, 2000.

     During the three months ended March 31, 2000, a portion of the reserve for excess inventory was reversed in the amount of $135,271 in order to reflect the inventory at its estimated net realizable value.

     Research and development expenses during the three months ended March 31, 2001 of $587,233 increased by $163,414 from $423,819 for the same period in 2000, principally due to increases in payroll and research costs.

     General and administrative expenses for the three months ended March 31, 2001 were $673,107 as compared to $448,074 for the same period in 2000. The increase of $225,033 was principally due to increases in payroll and other operating expenses.

     Interest income, net, for the three months ended March 31, 2001 was $32,080 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt. Interest expense, net, for the three months ended March 31, 2000 was $9,620 and primarily represented interest accrued on the Red Cross Liability partially offset by interest income.

     As a result of the foregoing, the Company incurred net losses of $1,497,723 and $813,245 for the three months ended March 31, 2001 and 2000, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                            INTERFERON SCIENCES, INC.

                                 March 31, 2001




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                 INTERFERON SCIENCES, INC.




DATE:  May 15, 2001                              By: /s/ Lawrence M. Gordon
                                                         Lawrence M. Gordon
                                                         Chief Executive Officer




DATE:  May 15, 2001                              By:  /s/ Donald W. Anderson
                                                          Donald W. Anderson
                                                          Controller