Form 10-Q
period 2001-06-30
INTERFERON SCIENCES INC
filed 2001-08-20
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended June 30, 2001

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of July 30, 2001.

                   Common Stock               20,165,320 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Six Months Ended June 30, 2001 and 2000. . . . . . . . 2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity--Six Months Ended June 30, 2001 . . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--
     Six Months Ended June 30, 2001 and 2000. . . . . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . .6-11

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 12-19

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30,         December 31,
                                                    2001                2000
                                                 (Unaudited)
                                                  ------------------------------

ASSETS
Current assets
  Cash and cash equivalents                      $  2,476,099        $ 3,658,805
  Receivable from sale of state
   net operating loss carryovers                                       1,483,861
  Accounts and other receivables                      151,871            190,937
  Inventories, net of reserves of $5,286,011          561,316            837,300
  Prepaid expenses and other current assets            23,585             17,488
                                                -------------      -------------
Total current assets                                3,212,871          6,188,391
                                                -------------      -------------
Property, plant and equipment, at cost             12,854,834         12,807,840
Less accumulated depreciation                     (10,537,091)       (10,298,260)
                                                -------------      -------------
                                                    2,317,743          2,509,580
                                                -------------      -------------
Patent costs, net of accumulated amortization         175,048            189,767
Investment in Metacine and other assets               141,237            110,100
                                                -------------      -------------
Total assets                                    $   5,846,899      $   8,997,838
                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses         $   2,474,649      $   2,578,827
  Guaranteed value of ISI stock and
   in-kind services due Metacine,
   less long-term portion                           1,850,000
  Note payable and amount due GP Strategies           582,575            566,639
                                                -------------      -------------
Total current liabilities                           4,907,224          3,145,466
                                                -------------      -------------
Long-term portion of guaranteed value of ISI
  stock and in-kind services due Metacine             250,000
                                                -------------      -------------
Commitments and contingencies

Stockholders' equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-20,090,035 and
 17,931,838 shares, respectively                      200,900           179,318
Capital in excess of par value                    138,340,911       137,782,655
Accumulated deficit                              (137,028,136)     (131,793,851)
Consideration shares subject to
 guaranteed value                                    (520,000)
Settlement shares                                    (304,000)         (315,750)
                                                -------------      ------------
Total stockholders' equity                            689,675         5,852,372
                                                -------------      ------------
Total liabilities and stockholders' equity      $   5,846,899     $   8,997,838
                                                =============     =============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       2001           2000
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    343,817    $    157,922
                                                  -------------   -------------
Total revenues                                          343,817         157,922
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      399,677         425,177
Research and development
  (net of $456,998 for settlements on
  various liabilities during the three
  months ended June 30, 2000)                           590,296          34,000
General and administrative                              728,181         518,103
Acquisition of in-process technology                  2,341,418
                                                  -------------   -------------
Total costs and expenses                              4,059,572         977,280
                                                  -------------   -------------
Loss from operations                                 (3,715,755)       (819,358)

Interest income (expense), net                            6,638            (779)
Equity in loss of Metacine                               27,445
                                                  -------------   -------------
Net loss                                           $ (3,736,562)    $  (820,137)
                                                  =============   =============

Basic and diluted loss per share                   $       (.19)    $      (.09)
                                                  =============   =============
Weighted average number of shares outstanding        19,866,044       9,227,925
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Six Months Ended
                                    June 30,
                                                  -----------------------------
                                                       2001           2000
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    714,462    $    321,072
                                                  -------------   -------------
Total revenues                                          714,462         321,072
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                    1,039,785         655,330
Reduction of inventory reserve                                         (135,271)
Research and development
  (net of $456,998 for settlements on
  various liabilities during the six
  months ended June 30, 2000)                         1,177,529         457,819
General and administrative                            1,401,288         966,177
Acquisition of in-process technology                  2,341,418
                                                  -------------   -------------
Total costs and expenses                              5,960,020       1,944,055
                                                  -------------   -------------
Loss from operations                                 (5,245,558)     (1,622,983)

Interest income (expense), net                           38,718         (10,399)
Equity in loss of Metacine                               27,445
                                                  -------------   -------------
Net loss                                           $ (5,234,285)    $(1,633,382)
                                                  =============   =============

Basic and diluted loss per share                   $       (.28)    $      (.22)
                                                  =============   =============
Weighted average number of shares outstanding        18,919,467       7,566,877
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.




                                                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                              STOCKHOLDERS' EQUITY
                                                         SIX MONTHS ENDED JUNE 30, 2001
                                                                  (Unaudited)

                                                                             Consideration
                                             Capital                         shares subject                     Total
                       Common Stock         in excess       Accumulated      to guaranteed    Settlement     stockholders'
                     Shares      Amount    of par value      deficit             value          shares          equity
                     ------------------    ------------    --------------    -------------    ----------     -------------
Balance at
 Dec. 31, 2000    17,931,838   $179,318     $137,782,655  $(131,793,851)     $                $ (315,750)    $ 5,852,372

Common stock
 issued to
 Metacine          2,000,000     20,000          500,000                       (520,000)

Common stock
 issued as
 compensation         50,000        500           12,780                                                          13,280

Common stock
 issued under
 Company 401(k)
 Plan                105,953      1,059           44,568                                                          45,627

Proceeds from
 exercise of common
 stock options         2,244         23              538                                                             561

Employee stock
 option
 compensation                                        370                                                             370

Settlement shares
 sold                                                                                              21,463         21,463

Market value
 adjustment                                                                                        (9,713)        (9,713)

Net loss                                                      (5,234,285)                                     (5,234,285)
                 --------------------------------------------------------------------------------------------------------
Balance at
 June 30, 2001    20,090,035   $200,900     $138,340,911   $(137,028,136)    $ (520,000)       $ (304,000)   $   689,675


The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                         --------------------------
                                                           2001         2000
                                                         ------------  ------------
Cash flows from operating activities:
  Net loss                                               $(5,234,285)  $(1,633,382)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            253,550       256,787
    Acquisition of in-process research and development     2,341,418
    Equity in loss of Metacine                                27,445
    Gain on settlements of research-related liabilities                   (456,998)
    Noncash compensation expense                              59,277        63,637
    Reduction of inventory reserve                                        (135,271)
    Provision for notes receivable                            87,500
    Market value adjustment                                   (9,713)     (287,341)
    Change in operating assets and liabilities:
     Accounts and other receivables                        1,522,927       (92,536)
     Inventories                                             275,984       166,068
     Prepaid expenses and other current assets                (6,097)       (1,564)
     Accounts payable and accrued expenses                   (82,715)   (1,222,405)
     Amount due to GP Strategies                              15,936      (117,501)
                                                         ------------  ------------
    Net cash used for operating activities                  (748,773)   (3,460,506)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                 (46,994)
  Investments in Metacine and other assets                  (387,500)
                                                         ------------  ------------
  Net cash used for investing activities                    (434,494)
                                                         ------------  ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                                 4,578,500
  Proceeds from exercise of common stock options                 561
                                                         ------------  ------------
Net cash provided by financing activities                        561     4,578,500
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents      (1,182,706)    1,117,994

Cash and cash equivalents at beginning of period           3,658,805     2,273,242
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 2,476,099   $ 3,391,236
                                                         ============  ============
Supplemental disclosure of noncash investing
  and financing activities:
  Guaranteed value of common stock issued to
    and in-kind services due Metacine                    $ 2,100,000   $
                                                         ============  ============
 Settlement shares sold                                  $    21,463   $   368,341
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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of June 30, 2001, the Company had an accumulated deficit of approximately $137.0 million. For the six months ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998, the Company had losses from operations of approximately $5.2 million, $4.5 million, $5.4 million and $20.8 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     At June 30, 2001, the Company had approximately $2.5 million of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

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

 Note 3.  Inventories

      Inventories consist of the following:

                                               June 30,         December 31,
                                                 2001               2000
                                            --------------     --------------
     Finished goods                         $ 1,462,697         $ 1,073,195
     Work in process                          3,052,070           3,717,556
     Raw materials                            1,332,560           1,332,560
     Less inventory reserve                  (5,286,011)         (5,286,011)
                                           ---------------     --------------
                                            $   561,316         $   837,300
                                            ================     ===============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     During the six months ended June 30, 2001, the Company converted a portion of its interferon intermediates (work in process inventory) into finished goods inventory.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at June 30, 2001 and December 31, 2000, reflect a reserve for excess inventory of $5,286,011.

     During the six months ended June 30, 2000, the inventory reserve was reduced by $135,271.

Note 4. Agreement with GP Strategies Corporation

     Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate (which has expired), provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value in the quarter ended March 31, 2000. The Company and GP Strategies are currently discussing restructuring the GP Strategies Debt.

Note 5.  Agreement with the Red Cross

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at June 30, 2001 and December 31, 2000 was approximately $1,308,000 and $1,276,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the increase in the Company's stock price during the six months ended June 30, 2001, an adjustment for $9,713 was recorded with a corresponding credit to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,308,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

Note 6.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. The $100,000 paid for the option was recorded as investment in Metacine and other assets on December 31, 2000 consolidated condensed balance sheet.

     On April 9, 2001, the Company exercised its option to acquire a majority equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments.

     While the Company is the majority owner of Metacine, the Company must cast its votes on many matters in the same proportion as votes cast by other stockholders of Metacine. In accordance with EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights, the minority holders have substantive participating rights and therefore, the Company does not control Metacine. Accordingly, the acquisition is being accounted for under the equity method.

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D"), in order to reduce the Company's investment in Metacine to the Company's proportionate share of Metacine's net assets. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine has been recorded as a liability at June 30, 2001, $1,600,000 of which is current. The $250,000 of services to be provided has also been recorded as a current liability. The investment has been further reduced to $131,137 at June 30, 2001 by the Company's equity in the loss of Metacine for the period from April 9, 2001 through June 30, 2001, and is recorded in other assets. As the liability to Metacine remains unsettled until such time as Metacine sells the shares, the Company has recorded the shares issued to Metacine as a debit
("Consideration shares subject to guaranteed value") within stockholder's equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to Metacine, until such time as Metacine sells its shares, would impact the value of the shares held by Metacine and accordingly require an adjustment to "Consideration shares subject to guaranteed value".

 Note 7.  Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet, to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company does not have any goodwill and does not expect Statement 141 to have an impact on the Company, however the Company expects to have unamoritized other intangible assets in the amount of $160,000, which will be subject to the transition provisions of Statement 142. Amortization expense related to other intangible assets was $30,055 and $14,719 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. The Company is currently assessing the impact of adopting Statement 142 on the Company's consolidated financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Liquidity and Capital Resources

     As of August 14, 2001, the Company had approximately $2.0 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     On April 9, 2001, the Company exercised its option to acquire a majority equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company.

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

     During December 2000 and December 1999, the Company completed the sale of approximately $19 million and $32 million of its New Jersey tax loss carryovers and received $1.48 million (in January 2001) and $2.35 million (in December
1999), which was recorded as a gain on sale of state net operating loss carryovers on its Consolidated Statement of Operations in 2000 and 1999, respectively. In June 2001, the Company submitted an application to sell an additional $3.45 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 1999 of approximately $38 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2001 and future years is $40 million per year.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares it has already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at June 30, 2001 and December 31, 2000 was approximately $1,308,000 and $1,276,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the increase in the Company's stock price during the six months ended June 30, 2001, an adjustment for $9,713 was recorded with a corresponding credit to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,308,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

     Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of Common Stock (the "GP Shares") and a five-year warrant (the "GP Warrant") to purchase 500,000 shares of Common Stock at a price of $1 per share. The common stock and warrants issued to GP Strategies were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. The Company also agreed not to increase its payroll during the term of the GP Strategies debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. The Company and GP Strategies are currently discussing restructuring the GP Strategies Debt.

     The Company's Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Six Months Ended June 30, 2001 Versus Six Months Ended June 30, 2000

     For the six months ended June 30, 2001 and 2000, the Company had revenues from the sale of ALFERON N Injection of $714,462 and $321,072, respectively. In 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in lower than normal sales in the six months ended June 30, 2000 as compared to the six months ended June 30, 2001. This was due to the fact that such customers were selling out of their inventory of ALFERON N Injection (rather than purchasing ALFERON N Injection from the Company).

     In the six months ended June 30, 2001, the Company sold, through its distributor, to wholesalers and other customers in the United States, 5,425 vials of ALFERON N Injection, compared to 2,636 vials sold by the Company during the six months ended June 30, 2000. In addition, foreign sales of ALFERON N Injection were 25 vials and zero vials for the six months ended June 30, 2001 and 2000, respectively.

     Cost of goods sold and excess/idle production costs totaled $1,039,785 and $655,330 for the six months ended June 30, 2001 and 2000, respectively. Excess/idle production costs in the six months ended June 30, 2001 and 2000 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. However, higher unit sales in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 contributed to higher cost of goods sold. In addition, based on changes in the value of the Settlement Shares, for the six months ended June 30, 2001, cost of goods sold was credited for $9,713 as compared to a credit of $287,341 to cost of goods sold for the six months ended June 30, 2000.

     During the six months ended June 30, 2000, the inventory reserve was reduced by $135,271.

     Research and development expenses during the six months ended June 30, 2001 of $1,177,529 increased by $719,710 from $457,819 for the same period in 2000, principally because during the second quarter of 2000, the Company settled amounts owed on various research related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses. In addition, the Company incurred increases in payroll and research costs during the six months ended June 30, 2001, as compared to the same period in 2000.

     General and administrative expenses for the six months ended June 30, 2001 were $1,401,288 as compared to $966,177 for the same period in 2000. The increase of $435,111 was principally due to increases in payroll and other operating expenses.

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the six months ended June 30, 2001 as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses.

     Equity in loss of Metacine for the six months ended June 30, 2001 was $27,445 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to June 30, 2001.

     Interest income, net, for the six months ended June 30, 2001 was $38,718 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt. Interest expense, net, for the six months ended June 30, 2000 was $10,399 and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income.

     As a result of the foregoing, the Company incurred net losses of $5,234,285 and $1,633,382 for the six months ended June 30, 2001 and 2000, respectively.

Three Months Ended June 30, 2001 Versus Three Months Ended June 30, 2000

     For the three months ended June 30, 2001 and 2000, the Company had revenues from the sale of ALFERON N Injection of $343,817 and $157,922, respectively. In 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in lower than normal sales in the three months ended June 30, 2000 as compared to the three months ended June 30, 2001. This was due to the fact that such customers were selling out of their inventory of Alferon N Injection (rather than purchasing Alferon N Injection from the Company).

     In the three months ended June 30, 2001, the Company sold, through its distributor, to wholesalers and other customers in the United States 2,598 vials of ALFERON N Injection, compared to 1,219 vials sold by the Company during the three months ended June 30, 2000.

     Cost of goods sold and excess/idle production costs totaled $399,677 and $425,177 for the three months ended June 30, 2001 and 2000, respectively. Excess/idle production costs in the three months ended June 30, 2001 and 2000 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. In addition, based on changes in the value of the Settlement Shares, for the three months ended June 30, 2001, cost of goods sold was credited for $91,520 compared to no change in market value for the three months ended June 30, 2000. However, higher unit sales in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 contributed to higher cost of goods sold.

     Research and development expenses during the three months ended June 30, 2001 of $590,296 increased by $556,296 from $34,000 for the same period in 2000, principally because during the three months ended June 30, 2000, the Company settled amounts owed on various research related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses.

     General and administrative expenses for the three months ended June 30, 2001 were $728,181 as compared to $518,103 for the same period in 2000. The increase of $210,078 was principally due to increases in payroll and other operating expenses.

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the three months ended June 30, 2001 as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses.

     Equity in loss of Metacine for the three months ended June 30, 2001 was $27,445 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to June 30, 2001.

     Interest income, net, for the three months ended June 30, 2001 was $6,638 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt. Interest expense, net, for the three months ended June 30, 2000 was $779 and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income.

     As a result of the foregoing, the Company incurred net losses of $3,736,562 and $820,137 for the three months ended June 30, 2001 and 2000, respectively.

 Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet, to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company does not have any goodwill and does not expect Statement 141 to have an impact on the Company, however the Company expects to have unamoritized other intangible assets in the amount of $160,000, which will be subject to the transition provisions of Statement 142. Amortization expense related to other intangible assets was $30,055 and $14,719 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. The Company is currently assessing the impact of adopting Statement 142 on the Company's consolidated financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

                      The Registrant filed Form 8-K Current Report dated April 9, 2001 reporting the exercise of the option to acquire a significant equity interest in Metacine, Inc.

                            INTERFERON SCIENCES, INC.

                                  June 30, 2001




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                        INTERFERON SCIENCES, INC.




DATE:  August 20, 2001         By:  /s/ Lawrence M. Gordon
                                        Lawrence M. Gordon
                                        Chief Executive Officer




DATE:  August 20, 2001                           By:  /s/ Donald W. Anderson
                               Donald W. Anderson
                                                          Controller