Form 10-Q
period 2001-09-30
INTERFERON SCIENCES INC
filed 2001-11-14
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

        For the quarter ended September 30, 2001

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of October 22, 2001.

                   Common Stock               20,254,311 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     September 30, 2001 and December 31, 2000. . . . . . . . . . . . . . . . . 1

   Consolidated Condensed Statements of Operations--
     Three Months and Nine Months Ended September 30, 2001 and 2000. . . . . 2-3

   Consolidated Condensed Statement of Changes in Stockholders'
     Equity (Deficiency)--Nine Months Ended September 30, 2001. . . . . . . .  4

   Consolidated Condensed Statements of Cash Flows--
     Nine Months Ended September 30, 2001 and 2000. . . . . . . . . . . . . .  5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . .  6-11

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 12-19

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 September 30,      December 31,
                                                    2001                2000
                                                 (Unaudited)
ASSETS                                            ------------------------------
Current assets
  Cash and cash equivalents                      $  1,596,949       $ 3,658,805
  Receivable from sale of state
   net operating loss carryovers                                      1,483,861
  Accounts and other receivables                      227,573           190,937
  Inventories, net of reserves of $5,286,011          369,853           837,300
  Prepaid expenses and other current assets             9,072            17,488
                                                -------------      -------------
Total current assets                                2,203,447         6,188,391
                                                -------------      -------------
Property, plant and equipment, at cost             12,854,834        12,807,840
Less accumulated depreciation                     (10,656,723)      (10,298,260)
                                                -------------      -------------
                                                    2,198,111         2,509,580
                                                -------------      -------------
Patent costs, net of accumulated amortization         167,688           189,767
Investment in Metacine and other assets                48,282           110,100
                                                -------------      -------------
Total assets                                    $   4,617,528      $  8,997,838
                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses         $   2,527,012      $  2,578,827
  Guaranteed value of ISI stock and
   in-kind services due Metacine                    2,100,000
  Note payable and amount due GP Strategies           489,745           566,639
                                                -------------      -------------
Total current liabilities                           5,116,757         3,145,466
                                                -------------      -------------
Commitments and contingencies

Stockholders' equity (deficiency)
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-20,213,039 and
 17,931,838 shares, respectively                      202,130           179,318
Capital in excess of par value                    138,383,417       137,782,655
Accumulated deficit                              (138,692,776)     (131,793,851)
Consideration shares subject to
 guaranteed value                                    (280,000)
Settlement shares                                    (112,000)         (315,750)
                                                -------------      ------------
Total stockholders' equity (deficiency)              (499,229)        5,852,372
                                                -------------      ------------
Total liabilities and stockholders' equity      $   4,617,528     $   8,997,838
                                                =============     =============

The accompanying notes are an integral part of these consolidated condensed financial statements.





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2001           2000
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    458,746    $    324,399
                                                  -------------   -------------
Total revenues                                          458,746         324,399
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      725,786         555,550
Research and development                                500,030         502,206
General and administrative                              559,111         582,354
Other expenses                                          240,000
                                                  -------------   -------------
Total costs and expenses                              2,024,927       1,640,110
                                                  -------------   -------------
Loss from operations                                 (1,566,181)     (1,315,711)

Interest income (expense), net                           (5,504)         43,695

Equity in loss of Metacine                               92,955
                                                  -------------   -------------
Net loss                                           $ (1,664,640)    $(1,272,016)
                                                  =============   =============

Basic and diluted loss per share                   $       (.08)    $      (.08)
                                                  =============   =============
Weighted average number of shares outstanding        20,171,563      15,735,454
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements






                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                       2001           2000
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $  1,173,208    $    645,471
                                                  -------------   -------------
Total revenues                                        1,173,208         645,471
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                    1,765,571       1,210,880
Reduction of inventory reserve                                         (135,271)
Research and development
  (net of $456,998 for settlements on
  various liabilities during the nine
  months ended September 30, 2000)                    1,677,559         960,025
General and administrative                            1,960,399       1,548,531
Acquisition of in-process technology                  2,341,418
Other expenses                                          240,000
                                                  -------------   -------------
Total costs and expenses                              7,984,947       3,584,165
                                                  -------------   -------------
Loss from operations                                 (6,811,739)     (2,938,694)

Interest income (expense), net                           33,214          33,296
Equity in loss of Metacine                              120,400
                                                  -------------   -------------
Net loss                                           $ (6,898,925)    $(2,905,398)
                                                  =============   =============

Basic and diluted loss per share                   $       (.36)    $      (.28)
                                                  =============   =============
Weighted average number of shares outstanding        19,341,419      10,342,756
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.







                                                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                  (Unaudited)

                                                                             Consideration
                                             Capital                         shares subject                     Total
                       Common Stock         in excess       Accumulated      to guaranteed    Settlement     stockholders'
                     Shares      Amount    of par value      deficit             value          shares          equity
                     ------------------    ------------    --------------    -------------    ----------     -------------

Balance at
 Dec. 31, 2000      17,931,838   $179,318   $137,782,655  $(131,793,851)     $                $ (315,750)    $ 5,852,372

Common stock
 issued to
 Metacine            2,000,000     20,000        500,000                       (520,000)

Common stock
 issued as
 compensation           50,000        500         12,780                                                          13,280

Common stock
 issued under
 Company 401(k)
 Plan                  228,957      2,289         87,444                                                          89,733

Proceeds from
 exercise of common
 stock options           2,244         23            538                                                             561

Settlement shares
 sold                                                                                              21,463         21,463

Market value
 adjustment                                                                     240,000           182,287        422,287

Net loss                                                      (6,898,925)                                     (6,898,925)
                 --------------------------------------------------------------------------------------------------------
Balance at
 Sept. 30, 2001     20,213,039   $202,130   $138,383,417   $(138,692,776)    $ (280,000)       $ (112,000)   $  (499,229)


The accompanying notes are an integral part of these consolidated condensed financial statements.






                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Nine Months Ended
                                                                 September 30,
                                                         --------------------------
                                                           2001         2000
                                                         ------------  ------------
Cash flows from operating activities:
  Net loss                                               $(6,898,925)  $(2,905,398)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            380,542       378,230
    Acquisition of in-process research and development     2,341,418
    Equity in loss of Metacine                               120,400
    Gain on settlements of research-related liabilities                   (456,998)
    Noncash compensation expense                             103,013        94,068
    Reduction of inventory reserve                                        (135,271)
    Provision for notes receivable                            87,500
    Market value adjustment                                  422,287      (287,341)
    Change in operating assets and liabilities:
     Accounts and other receivables                        1,447,225      (181,944)
     Inventories                                             467,447       315,882
     Prepaid expenses and other current assets                 8,416        17,615
     Accounts payable and accrued expenses                   (30,352)   (1,184,889)
     Amount due to GP Strategies                              23,106      (110,001)
                                                         ------------  ------------
    Net cash used for operating activities                (1,527,923)   (4,456,047)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                 (46,994)
  Investments in Metacine and other assets                  (387,500)     (170,000)
                                                         ------------  ------------
  Net cash used for investing activities                    (434,494)     (170,000)
                                                         ------------  ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                                 7,139,949
  Repayment of note payable to GP Strategies                (100,000)
  Proceeds from exercise of common stock options                 561
                                                         ------------  ------------
Net cash (used for) provided by financing activities         (99,439)    7,139,949
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents      (2,061,856)    2,513,902

Cash and cash equivalents at beginning of period           3,658,805     2,273,242
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 1,596,949   $ 4,787,144
                                                         ============  ============
Supplemental disclosure of noncash investing and financing activities:

 Guaranteed value of common stock issued to
   and in-kind services due Metacine                     $ 2,100,000   $
                                                         ============  ============
 Settlement shares sold                                  $    21,463   $   368,341
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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of September 30, 2001, the Company had an accumulated deficit of approximately $138.7 million. For the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1998, the Company had losses from operations of approximately $6.8 million, $4.5 million, $5.4 million and $20.8 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     At September 30, 2001, the Company had approximately $1.6 million of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     Based on the Company's estimates of revenues (including revenues to be received from the sale of New Jersey tax loss carryovers), expenses, the timing of repayment of creditors, and levels of production, management believes that the Company has sufficient resources to enable the Company to continue operations until March 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

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

 Note 3.  Inventories

      Inventories consist of the following:

                                             September 30,      December 31,
                                                 2001               2000
                                            --------------     --------------
     Finished goods                         $ 1,271,234         $ 1,073,195
     Work in process                          3,052,070           3,717,556
     Raw materials                            1,332,560           1,332,560
     Less inventory reserve                  (5,286,011)         (5,286,011)
                                            ---------------     -------------
                                            $   369,853         $   837,300
                                            ================     ============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     During the nine months ended September 30, 2001, the Company converted a portion of its interferon intermediates (work in process inventory) into finished goods inventory.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at September 30, 2001 and December 31, 2000, reflect a reserve for excess inventory of $5,286,011.

Note 4. Agreement with GP Strategies Corporation

     Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option to purchase the Company's real estate (which has expired), provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and a five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to March 15, 2002) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value in the quarter ended March 31, 2000. During the quarter ended September 30, 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as Settlement Shares within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to Settlement Shares. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at September 30, 2001 and December 31, 2000 was approximately $1,323,000 and $1,276,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the nine months ended September 30, 2001, an adjustment for $182,287 was recorded with a corresponding charge to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,323,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

Note 6.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. The $100,000 paid for the option was recorded as investment in Metacine and other assets on the December 31, 2000 consolidated condensed balance sheet.

     On April 9, 2001, the Company exercised its option to acquire a majority equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments.

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

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D"), in order to reduce the Company's investment in Metacine to the Company's proportionate share of Metacine's net assets. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine has been recorded as a current liability at September 30, 2001. The $250,000 of services to be provided has also been recorded as a current liability. The investment has been further reduced to $38,182 at September 30, 2001 by the Company's equity in the loss of Metacine for the period from April 9, 2001 through September 30, 2001, and is recorded in other assets. As the liability to Metacine remains unsettled until such time as Metacine sells the shares, the Company has recorded the shares issued to Metacine as a debit
("Consideration shares subject to guaranteed value") within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to Metacine, until such time as Metacine sells its shares, would impact the value of the shares held by Metacine and accordingly require an adjustment to Consideration shares subject to guaranteed value. Due to the decline in the Company's stock price during the period from April 9, 2001 through September 30, 2001, an adjustment for $240,000 was recorded with a corresponding charge to other expenses. Pro forma information as if the investment in Metacine had occurred as of January 1, 2000 has not been presented as the inclusion of such amounts would be immaterial to the results of operations of the Company for the year ended December 31, 2000 and the nine months ended September 30, 2001.

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

     As of the date of adoption, the Company does not expect to have any goodwill and does not expect Statement 141 to have an impact on the Company, however the Company expects to have unamoritized other intangible assets in the amount of approximately $160,000, which will be subject to the transition provisions of Statement 142. Amortization expense related to other intangible assets was $30,055 and $22,079 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. The Company is currently assessing the impact of adopting Statement 142 on the Company's consolidated financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.








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

Liquidity and Capital Resources

     As of November 12, 2001, the Company had approximately $850,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues (including revenues to be received from the sale of New Jersey tax loss carryovers), expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until March 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated March 9, 2001, on the Company's consolidated financial statements as of and for the year ended December 31, 2000 includes an explanatory paragraph that states that the Company has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern.

     On April 9, 2001, the Company exercised its option to acquire a majority equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares it has already received and could receive in the future, the Company recorded any shares issued to the Red Cross as Settlement Shares within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to Settlement Shares. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at September 30, 2001 and December 31, 2000 was approximately $1,323,000 and $1,276,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the nine months ended September 30, 2001, an adjustment for $182,287 was recorded with a corresponding charge to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,323,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

     Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of Common Stock (the "GP Shares") and a five-year warrant (the "GP Warrant") to purchase 500,000 shares of Common Stock at a price of $1 per share. The common stock and warrants issued to GP Strategies were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. The Company also agreed not to increase its payroll during the term of the GP Strategies debt without the prior consent of GP Strategies. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. During the quarter ended September 30, 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002.

     The Company's Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Nine Months Ended September 30, 2001 Versus Nine Months Ended September 30, 2000

     For the nine months ended September 30, 2001 and 2000, the Company had revenues from the sale of ALFERON N Injection of $1,173,208 and $645,471, respectively. In 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in lower than normal sales in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001. This was due to the fact that such customers were selling out of their inventory of ALFERON N Injection (rather than purchasing ALFERON N Injection from the Company).

     In the nine months ended September 30, 2001, the Company sold, through its distributor, to wholesalers and other customers in the United States, 8,819 vials of ALFERON N Injection, compared to 4,882 vials sold by the Company during the nine months ended September 30, 2000. In addition, foreign sales of ALFERON N Injection were 61 vials and 132 vials for the nine months ended September 30, 2001 and 2000, respectively.

     Cost of goods sold and excess/idle production costs totaled $1,765,571 and $1,210,880 for the nine months ended September 30, 2001 and 2000, respectively. Excess/idle production costs in the nine months ended September 30, 2001 and 2000 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. However, higher unit sales in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 contributed to higher cost of goods sold. In addition, based on changes in the value of the Settlement Shares, for the nine months ended September 30, 2001, cost of goods sold was charged for $182,287 as compared to a credit of $287,341 to cost of goods sold for the nine months ended September 30, 2000.

     During the nine months ended September 30, 2000, the inventory reserve was reduced by $135,271.

     Research and development expenses during the nine months ended September 30, 2001 of $1,677,559 increased by $717,534 from $960,025 for the same period in 2000, principally because during the second quarter of 2000, the Company settled amounts owed on various research related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses. The Company also incurred increases in payroll and research costs during the nine months ended September 30, 2001, as compared to the same period in 2000.

     General and administrative expenses for the nine months ended September 30, 2001 were $1,960,399 as compared to $1,548,531 for the same period in 2000. The increase of $411,868 was principally due to increases in payroll and other operating expenses.

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the nine months ended September 30, 2001 as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses.

     Based on changes in the value of the Consideration shares subject to guaranteed value, for the nine months ended September 30, 2001, other expenses were charged for $240,000.

     Interest income, net, for the nine months ended September 30, 2001 and 2000 was $33,214 and $33,296, respectively, and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt.

     Equity in loss of Metacine for the nine months ended September 30, 2001 was $120,400 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to September 30, 2001.

     As a result of the foregoing, the Company incurred net losses of $6,898,925 and $2,905,398 for the nine months ended September 30, 2001 and 2000, respectively.

Three Months Ended September 30,2001 Versus Three Months Ended September 30,2000

     For the three months ended September 30, 2001 and 2000, the Company had revenues from the sale of ALFERON N Injection of $458,746 and $324,399, respectively. In 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in lower than normal sales in the three months ended September 30, 2000 as compared to the three months ended September 30, 2001. This was due to the fact that such customers were selling out of their inventory of Alferon N Injection (rather than purchasing Alferon N Injection from the Company).

     In the three months ended September 30, 2001, the Company sold, through its distributor, to wholesalers and other customers in the United States 3,394 vials of ALFERON N Injection, compared to 2,246 vials sold by the Company during the three months ended September 30, 2000. In addition, foreign sales of ALFERON N Injection were 36 vials and 132 vials for the three months ended September 30, 2001 and 2000, respectively.

     Cost of goods sold and excess/idle production costs totaled $725,786 and $555,550 for the three months ended September 30, 2001 and 2000, respectively. Excess/idle production costs in the three months ended September 30, 2001 and 2000 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were lower during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. However, based on changes in the value of the Settlement Shares, for the three months ended September 30, 2001, cost of goods sold was charged for $192,000 compared to no change in market value for the three months ended September 30, 2000. Also, higher unit sales in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 contributed to higher cost of goods sold.

     Research and development expenses during the three months ended September 30, 2001 of $500,030 decreased by $2,176 from $502,206 for the same period in 2000, which reflects the net effect of minor changes within the various components making up research and development costs.

     General and administrative expenses for the three months ended September 30, 2001 were $559,111 as compared to $582,354 for the same period in 2000. The decrease of $23,243 was principally due to additional payroll expense related to stock compensation expense in the three months ended September 30, 2000.

     Based on changes in the value of the Consideration shares subject to guaranteed value, for the three months ended September 30, 2001, other expenses were charged for $240,000.

     Interest expense, net, for the three months ended September 30, 2001 was $5,504 and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income on cash and cash equivalents. Interest income, net, for the three months ended September 30, 2000 was $43,695 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt.

     Equity in loss of Metacine for the three months ended September 30, 2001 was $92,955 and represents the Company's equity in loss of Metacine for such period.

     As a result of the foregoing, the Company incurred net losses of $1,664,640 and $1,272,016 for the three months ended September 30, 2001 and 2000, respectively.

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

     As of the date of adoption, the Company does not expect to have any goodwill and does not expect Statement 141 to have an impact on the Company, however the Company expects to have unamoritized other intangible assets in the amount of approximately $160,000, which will be subject to the transition provisions of Statement 142. Amortization expense related to other intangible assets was $30,055 and $22,079 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. The Company is currently assessing the impact of adopting Statement 142 on the Company's consolidated financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                            INTERFERON SCIENCES, INC.

                               September 30, 2001




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                 INTERFERON SCIENCES, INC.




DATE:  November 14, 2001                        By:  /s/ Lawrence M. Gordon
                                                         Lawrence M. Gordon
                                                         Chief Executive Officer




DATE:  November 14, 2001                        By:  /s/ Donald W. Anderson
                                                         Donald W. Anderson
                                                         Controller