Form 10-K
period 2001-12-31
INTERFERON SCIENCES INC
filed 2002-04-16
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2001

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

                                   Yes X No --
                                   ---- ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of April 1, 2002, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $3,464,231 based on the last reported sale price of such stock on the OTC Bulletin Board on April 1, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                            Class Outstanding at April 1, 2002
                                            ------------------------------------

Common Stock, par value $.01 per share      20,377,830 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.



                                TABLE OF CONTENTS
                                                                                Page


Item 1.  Business                                                                 1

Item 2.  Properties                                                              12

Item 3.  Legal Proceedings                                                       12

Item 4.  Submission of Matters to a Vote of Security Holders                     12

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                     13

Item 6.  Selected Financial Data                                                 13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     14

Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk                                                             20

Item 8.  Financial Statements and Supplementary Data                             20

Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                                     38

Item 10. Directors and Executive Officers of the Registrant                      39

Item 11. Executive Compensation                                                  39

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                          39

Item 13. Certain Relationships and Related Transactions                          39

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                                 40


                                     PART I

Item 1. Business

       (a) General Development of Business

     Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company which studies, manufactures, and sells ALFERON N Injection(R), a pharmaceutical product based on its highly purified, multi-species, natural-source alpha interferon ("Natural Alpha Interferon"). ALFERON N Injection (Interferon Alfa-n3) is approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and we have studied its potential use in the treatment of human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV"), and other indications. ALFERON N Injection is currently being studied in cancer and we are also evaluating its use in the treatment of multiple sclerosis and certain other viral diseases.

     In addition, we are seeking to enter into collaborations with companies in the areas of cancer, infectious diseases, and immunology. Our strategy is to utilize our expertise in regulatory affairs, clinical trials, manufacturing, and research and development to acquire equity participations in early stage companies. In April 2001, we acquired a significant equity interest in Metacine, Inc., a company developing cancer vaccines based upon dendritic cell technology. See "Business - Investments - Metacine."

       (b) Financial Information about Business Segments

     The Company operates as a single line of business. For the years ended December 31, 2001, 2000 and 1999, domestic sales totaled $1,488,897, $1,046,470 and $2,204,437, respectively. All identifiable assets are located in the United States.

       (c) Narrative Description of Business

Scientific Background

     Interferons are a group of proteins produced and secreted by cells to combat diseases. Researchers have identified four major classes of human interferon: alpha, beta, gamma and omega. The Company's ALFERON N Injection product contains a multi-species form of alpha interferon. The worldwide market for injectable alpha interferon-based products has experienced rapid growth and various alpha interferon injectable products are approved for many major medical uses worldwide.

     Alpha interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. In the United States, all three of these types of alpha interferon are approved for commercial sale. The Company's Natural Alpha Interferon is produced from human white blood cells.

     The Company believes that the potential advantages of Natural Alpha Interferon over recombinant interferons may be based upon their respective molecular compositions. Natural Alpha Interferon is composed of a family of proteins containing many different molecular species of interferon. In contrast, recombinant alpha interferons each contain only a single species. Researchers have reported that the various species of interferon may have differing antiviral activity depending upon the type of virus. Natural Alpha Interferon presents a broad complement of species which the Company believes may account for its higher efficacy in laboratory studies with the HIV virus compared with that of recombinant alpha interferon 2a and 2b (ROFERON(R) A and INTRON(R) A, respectively). Natural Alpha Interferon is also glycosylated (partially covered with sugar molecules). Such glycosylation is not present on the currently marketed recombinant alpha interferons. The Company believes that the absence of glycosylation may be, in part, responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon. Although cell culture-derived interferon is also composed of multiple glycosylated alpha interferon species, the types and relative quantity of these species are different from the Company's Natural Alpha Interferon.

     The production of Natural Alpha Interferon is dependent upon a supply of human white blood cells and other essential materials. The Company obtains white blood cells from FDA- licensed blood donor centers.

ALFERON N Injection

     Approved Indication. On October 10, 1989, the FDA approved ALFERON N Injection for the intralesional treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Substantially all of the Company's revenues, to date, have been generated from the sale of ALFERON N Injection for such treatment. Certain types of human papillomaviruses ("HPV") cause genital warts, a sexually transmitted disease. A published report estimates that approximately eight million new and recurrent cases of genital warts occur annually in the United States alone.

     Genital warts are usually treated using caustic chemicals or through physical removal methods. These procedures can be quite painful and effective treatment outcomes are often difficult to achieve. The FDA approved a topical formulation of an interferon-inducer in 1997 for the treatment of genital warts. To date, the Company does not believe that such approval has had a material adverse effect on the sales of ALFERON N Injection.

     Clinical Trials for New Indications. In an effort to obtain approval to market ALFERON N Injection for additional indications, the Company has conducted, and is currently planning, various clinical trials for new indications.

     HIV-infected Patients. The Human Immunodeficiency Virus ("HIV") infection is at epidemic levels in the world. It currently affects approximately 40 million people. HIV infection usually signals the start of a progressive disease that compromises the immune system, ultimately resulting in Acquired Immune Deficiency Syndrome ("AIDS").

     An article published in AIDS Research and Human Retroviruses in 1993 by investigators at Walter Reed Army Institute of Research ("Walter Reed") in
collaboration with the Company's scientists indicated that the various interferon species display vast differences in their ability to affect virus replication. Walter Reed researchers found that the Company's Natural Alpha Interferon was approximately 10 to 100 times more effective than equal concentrations of recombinant alpha interferon 2a or 2b, in blocking the replication of HIV-1, the AIDS virus, in infected human cells (monocytes) in vitro.

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

     In March 1992, Walter Reed launched a Phase 1 clinical trial in asymptomatic HIV-infected patients with CD4 white blood cell counts of at least 400 cells per cubic millimeter, to investigate the safety and tolerance, at several dose regimens, of ALFERON N Injection, self-injected subcutaneously for periods of up to 24 weeks. The investigators concluded that the treatment was "surprisingly" well tolerated by patients, at all dose regimens. Preliminary findings were reported by Walter Reed at the IXth International Conference on AIDS in Berlin in 1993. The investigators also reported that the expected interferon side effects, such as flu-like symptoms, were rare or absent in the majority of patients treated with the Company's product.

     Although this Phase 1 clinical trial was designed primarily to provide safety information on various doses of ALFERON N Injection used for extended periods of time, there were encouraging indications that certain disease parameters had stabilized or even improved in certain patients by the end of the experimental treatment.

     In a follow-up analysis of patients' blood testing data, it was found that while on treatment, the amount of HIV detectable in the patients' blood, as measured by polymerase chain reaction ("PCR") testing, declined in a dose dependent manner (the greatest declines were observed in the highest dose group). Also, none of the patients were found to have developed neutralizing antibodies to Natural Alpha Interferon, even after being treated three times weekly for many months. These results were reported at the Third International Congress on Biological Response Modifiers held in Cancun, Mexico in January 1995 and were selected for a poster presentation at the 35th Interscience Conference on Antimicrobial Agents and Chemotherapy held in San Francisco in September 1995. An extensive report was published in the May 1996 issue of the Journal of Infectious Diseases.

     It is important to note that, because of the small number of study participants and the absence of a control group, no firm conclusions can be drawn from these observations. However, based on the safety and preliminary efficacy data obtained from this trial and after meeting with the FDA, the Company conducted a multi-center Phase 3 clinical trial of ALFERON N Injection in HIV-infected patients, which was completed in December 1997. This randomized, double-blind, placebo-controlled trial was designed to evaluate the safety and efficacy of ALFERON N Injection in the treatment of HIV-positive patients, some of whom may have been taking other FDA-approved antiviral agents. Enrolled patients were required to have CD4 white blood cell counts of at least 250 cells per cubic millimeter and a viral burden (as determined by PCR testing) of at least 2,000 RNA copies per milliliter. The Company completed the analysis of the data collected from the 16 investigator sites and attended a pre-filing meeting with the FDA in mid-March 1998. Shortly after that meeting, the FDA advised the Company that, although ALFERON N Injection demonstrated biological activity in this Phase 3 clinical trial, the results were insufficient for filing for approval for this additional indication for ALFERON N Injection. While the
results  over  the  course  of  treatment   demonstrated   benefits   that  were
statistically significant for the group of patients receiving ALFERON N Injection and highly statistically significant for the subgroup of patients with high CD4 white blood cell counts (CD4 counts of at least 400 cells per cubic millimeter, as was studied in the Phase 1 study above), the study's primary efficacy variable (reduction in viral load) was not met at the time point specified in the protocol (end of treatment). Because the agreed upon primary endpoint was not met and in light of the changes in HIV treatment regimen to simultaneous multiple drug therapy since this trial was designed, the FDA indicated that an additional trial, in which ALFERON N Injection was studied in conjunction with multiple drug therapy would be necessary to evaluate further the efficacy of ALFERON N Injection for this indication.

     In February 2001, some of the researchers at the 8th Conference on Retroviruses and Opportunistic Infections held in Chicago called for a delay in starting patients on the powerful multiple drug therapies. Previously, the old treatment guidelines started patients on therapy when their CD4 white blood cell counts fell below 500 or the amount of HIV in the blood went above 20,000 copies per milliliter as measured by PCR testing. The new guidelines call for initiating treatment when CD4 white blood cell counts fall below 350, or when the viral load rises above 55,000, which can take several years. In the HIV trials with ALFERON N Injection, the subgroup of patients with CD4 white blood counts above 400 and not on any other therapy seemed to show the most benefit. Therefore, if these new guidelines are adopted, the type of additional trials the FDA might require could be substantially different and the role that ALFERON N Injection could play in the treatment of HIV infected patients could potentially be important.

     However, due to the cost and length of an additional HIV clinical trial, the Company does not currently intend to pursue this program unless it obtains substantial additional funding or enters into collaboration with another company for such purpose.

     There can be no assurance that ALFERON N Injection for the treatment of patients with HIV will be cost-effective, safe, and effective or that the Company will be able to obtain FDA approval for such use. Furthermore, even if such approval is obtained, there can be no assurance that such product will be commercially successful or will produce significant revenues or profits for the Company.

     Hepatitis C. Chronic viral hepatitis is a liver infection caused by various hepatitis viruses. The United States Centers for Disease Control and Prevention estimates that nearly four million people in the United States are presently infected with the hepatitis C virus ("HCV"), a majority of who become chronic carriers and will suffer gradual deterioration of their liver and possibly cancer of the liver. Several brands of recombinant interferon and a cell-cultured interferon have been approved for the treatment of hepatitis C infection in the United States and by various regulatory agencies worldwide. See "Business - ALFERON N Injection - Competition." However, reports have indicated that many patients either do not respond to treatment with the recombinant products or relapse after treatment. The Company has conducted three multi-center, randomized, open-label, dose ranging Phase 2 clinical trials utilizing ALFERON N Injection with patients chronically infected with HCV. The objective of the Company's HCV clinical studies was to compare the safety and efficacy of different doses of Natural Alpha Interferon injected subcutaneously in naive (previously untreated), refractory (unsuccessfully treated with recombinant interferon), and relapsing (initially responded to recombinant interferon but later relapsed) patients.

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

     The results in refractory patients indicated a significant dose-dependent response at the end of treatment favoring the highest dose group. A poster presentation of the results in refractory patients was given at the AASLD meeting that took place in November 1995. Based on the promising results obtained in the study on naive patients, the study on relapsing patients, which was accruing patients slowly, was terminated early so that the Company could concentrate its limited resources on pursuing the Phase 3 trials in naive patients, discussed below.

     After meeting with the FDA, the Company commenced in 1996 a Phase 3 multi-center, open label, randomized, controlled clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection compared to INTRON A in naive chronic hepatitis C patients. The trial was conducted at 26 sites located in the United States and Canada and a total of 321 people were treated. The trial consisted of a 24-week treatment phase and 24-week follow-up and also included an interim analysis after approximately one-half of the enrolled patients completed the treatment and follow-up phases.

     On April 2, 1998, the Company announced it had completed the interim analysis of the results for approximately half of the enrolled patients. If the results of the interim analysis had demonstrated at a very high level of statistical significance that ALFERON N Injection is effective, the Company intended to seek FDA approval while continuing to follow the other enrolled patients. However, while the efficacy analysis indicated that ALFERON N
Injection and the control treatment (an approved therapy) appeared to yield similar results, the study protocol required a showing of superiority in order to meet the criteria for statistical significance in the interim analysis. Therefore, the Company did not seek FDA approval based on the interim analysis. The Phase 3 study was completed in 1998. The Company completed the final analysis of the data in March 1999, and met with the FDA to determine the acceptability of the results for filing purposes. At that meeting, the FDA advised the Company that the results of the trial were insufficient to file for approval because the designed endpoint of the trial (which required a showing of superiority in sustained normalization of liver enzymes at the end of treatment and after six months of follow up) was not met. Therefore, the FDA informed the Company that an additional trial would be required to further evaluate the efficacy of ALFERON N Injection for this indication. At the present time, the Company does not have the resources necessary to conduct an additional study and does not plan to initiate such a study unless it can find a sponsor to continue this program.

     HIV and Hepatitis C Co-Infected Patients. In December 1997, patient enrollment commenced in a Phase 2 multi-center, open label clinical trial designed to evaluate the safety and efficacy of ALFERON N Injection in patients co-infected with HIV and HCV. In May 2000, an abstract entitled "Treatment of HCV/HIV Coinfection with Leukocyte Derived Interferon Alfa-n3", was published in Gastroenterology. At the present time, the Company does not plan to initiate additional studies in this area unless it can find a sponsor.

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

     In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting MS. However, reports in the scientific literature and elsewhere have indicated that the significant adverse reactions associated with the treatments may limit their usefulness for a subset of patients. In addition, Teva Neuroscience, Inc.'s product, Copaxone(R), a non-interferon product, was approved by the FDA to treat relapsing-remitting MS.

     The Company has received anecdotal reports on the use of ALFERON N Injection in MS patients. In addition, encouraging reports were presented at a number of scientific conferences, namely:

     "Management  of   Interferon-(beta)1b   (Betaseron)  Failures  in  MS  with
     Interferon-(alpha)n3 (Alferon N)", Charcot Foundation Meeting, Switzerland, March 2000,

     "Interferon-alfa-n3 (Alferon N) Reduces Gadolinium Enhancing Brain Lesions in Multiple Sclerosis", XVII World Congress of Neurology, London, UK, June 2001,

     "Alferon N (IFN-alfa-n3) and Betaseron (IFN-beta-1b) reduce T2 lesion load in multiple sclerosis (MS)", 17th Congress of the European Committee for Treatment & Research in Multiple Sclerosis (ECTRIMS), Dublin, Ireland, September 2001, and

     "Response of MR T2 Lesion Load in Patients with Multiple Sclerosis: A Retrospective Blinded Study of Treatment with Interferon (beta)1b (Betaseron) versus Interferon (alpha)-n3 (Alferon N) versus Untreated", 126th Annual Meeting of The American Neurological Association, in Chicago, October 2001.

     This last study was based on the retrospective review of multiple brain magnetic resonance imaging (MRI) scans to assess MS brain lesion burden. The study compared the scans of 40 MS patients treated with interferon alfa-n3 (ALFERON N Injection) as well as 40 MS patients treated with interferon beta-1b (Betaseron(R)), both before therapy and at least six months after initiation of therapy. A control group of 39 untreated MS patient scans were also evaluated with an initial MRI scan at baseline and a second MRI obtained at least six months after the baseline examination. On the 238 scans evaluated (119 patients) only lesions of larger than 5 mm3 were measured to avoid inclusion of potential non-MS lesions and assure accuracy of measurement. All scans were reviewed by consensus of two experienced neuroradiologists who were blinded to all identifiers, including name, date, order of scans, and clinical status of the patient.

     The study data showed a reduction in the volume of T2-weighted MS brain lesions in both the interferon alfa-n3 treated group (-10%) and the interferon beta-1b treated group (-7%), as compared to increased lesion volume in the untreated control group (+12%).

     Changes in disability scores amongst the groups were also retrospectively reviewed, based on the extended disability status scale (EDSS). Only patients with EDSS scores recorded both at baseline and after at least 12 months were evaluated, which included 38 interferon alfa-n3 treated patients, 31 interferon beta-1b treated patients, and 33 untreated patients. The results showed the mean absolute change in EDSS scores from baseline to be -1.07 for interferon alfa-n3 treated patients and -0.16 for interferon beta-1b treated patients after 12 months, as compared to +0.80 for untreated patients (negative changes reflect decreased disability scores, positive change reflects increased disability scores). The scale of EDSS scores ranges from 0 for a normal neurological examination to a score of 10 for death due to MS.

     This retrospective evaluation does not constitute a prospective clinical study of the type needed to obtain regulatory approval, and does not indicate that interferon alfa-n3 will be shown to be effective if such clinical studies are performed. However, based in part upon these encouraging findings and the other reports mentioned above, the Company is presently in discussions with potential corporate partners regarding the further investigation of its interferon alfa-n3 product as a potential treatment in patients afflicted with MS. The timing of any future clinical trials in MS will be dependent upon the Company's ability to obtain additional funding or a sponsor.

     Cancer. On April 30, 2001, the Company signed an exclusive technology license agreement with Mayo Foundation for Medical Education and Research, of Rochester, MN, for the rights to technology under investigation for preventing the recurrence of cancer after surgical removal of tumors. As part of the collaboration with Mayo, Interferon Sciences is funding a clinical trial entitled "Identification of an Immunostimulatory Dose of Natural Interferon (Phase A) and Its Impact on Clinical Outcome (Phase B) in Patients with Melanoma", which commenced in December 2001.

     The Company has committed to fund approximately $400,000 of costs related to this clinical trial which is expected to be completed in early 2003. The Company paid Mayo $100,000 related to this clinical trial in 2001 and will owe other amounts upon the completion of certain parts of the trial, with the last payment due upon receipt of the final written report on the trial. The Company can terminate this agreement up to 60 days after receipt of this report. After expiration of this ability to terminate, the Company must issue 25,000 shares of the Company's common stock to Mayo and must pay milestone payments upon certain regulatory or other events and royalties on future sales, if any. In addition, the Company paid $60,000 to Mayo related to the agreement in 2001.

     This new approach to cancer therapy being studied at Mayo is referred to as neo-adjuvant immunotherapy with interferon. The goal of this approach, which uses a short duration interferon pretreatment, is to stimulate the innate immune system prior to surgical treatment. This is believed to be particularly appropriate in light of literature reports of the possible existence of postoperative anesthesia-induced immunosuppression.

     This neo-adjuvant approach is based upon the research in mice with implanted melanoma. In this study it was found that a short duration treatment with natural mouse leukocyte interferon prior to surgery significantly increased the survival rate compared to untreated controls (56% vs. 0%). In addition, at the end of the study, no evidence of metastatic tumors was found in the surviving mice. Animals treated with interferon for the same duration immediately after surgery (adjuvant therapy) did no better than the untreated controls. It is unknown whether comparable results can be achieved in humans.

     Other Indications. The Company is also planning clinical trials to investigate the potential use of ALFERON N Injection by subcutaneous systemic administration for the treatment of genital and other types of warts. Currently, the approved route of administration for the treatment of genital warts is intralesional and requires up to 16 office visits to the medical practitioner. If subcutaneous systemic treatment was found to be efficacious, patients could potentially self-administer the product as they have done in many of the clinical trials conducted by the Company. This would make treatment considerably more convenient for patients. In addition, in the following two publications:
"Adjuvant Interferon for Anal Condyloma, A Prospective Randomized Trial", Diseases of the Colon and Rectum 1994, and "Interferon as an Adjuvant Treatment for Genital Condyloma Acuminatum", International Journal of Gynecology & Obstetrics 1995, in which ALFERON N Injection was studied in conjunction with other treatments for genital warts, the authors reported that the addition of ALFERON N Injection to the other ablative therapies significantly reduced the recurrence rates. The Company is planning a clinical trial to further investigate the potential use of ALFERON N Injection as an adjuvant to other treatments.

     We are also planning a clinical trial in order to expand the potential uses of ALFERON N Injection in the area of women's health.

     Marketing and Distribution. The Company does not have a marketing and sales force or an agreement with another company to carry out this function. In June 1998, the Company entered into an agreement with Integrated Commercialization Solutions, Inc. ("ICS"), a subsidiary of AmerisourceBergen Corporation, pursuant to which ICS became the sole United States distributor of ALFERON N Injection. ICS distributes ALFERON N Injection to wholesalers throughout the United States. The Company does not believe that the loss of any one wholesaler would have a material adverse effect on the Company's sales or financial position. ICS also provides clinical and product information, reimbursement information and services, and management of patient assistant services. However they do not market the product. At the present time the Company is dependent upon orders being received from the marketplace and processed by ICS. Substantially all of the revenues are derived from the sales of ALFERON N Injection in the United States.

     Manufacturing. The purified drug concentrate utilized in the formulation of ALFERON N Injection is manufactured in the Company's facility located in New Brunswick, New Jersey, and ALFERON N Injection is formulated and packaged at a production facility located in McPherson, Kansas and operated by Abbott. In April 1998 the Company discontinued the first stage of interferon production because it had produced sufficient inventories of interferon intermediates to satisfy its commercial needs. The Company has been converting and intends to continue to convert intermediates to finished product as needed. The Company believes it has produced sufficient inventory of these intermediates to satisfy its clinical and commercial needs for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - ALFERON N Injection - Clinical Trials for New Indications," "Business - Governmental Regulation," and "Properties."

     Competition.  Presently,  INTRON A,  manufactured  by Schering,  is the one other injectable interferon product approved by the FDA for the treatment of genital warts. INTRON A is made from recombinant alpha interferon. Since the production of INTRON A is not dependent on a source of human blood cells, it may be able to be produced in greater volume and at a lower cost than ALFERON N Injection. Currently, the Company's wholesale price on a per unit basis of ALFERON N Injection is substantially higher than that of INTRON A. In 1997, 3M Pharmaceuticals received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of external genital and perianal warts. ALFERON N Injection also competes with surgical, chemical, and other methods of treating genital warts. The Company cannot assess the impact from products developed by the Company's competitors or advances in other methods of the treatment of genital warts on the commercial viability of its product.

     If and when the Company obtains approvals for additional indications of ALFERON N Injection, it expects to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.

     In the United States, two recombinant forms of beta interferon, Biogen, Inc.'s Avonex(R) and Berlex Laboratories' Betaseron(R) as well as Teva Neuroscience, Inc.'s Copaxone(R), a non-interferon product, have been approved for the treatment of relapsing-remitting MS. In addition, Immunex Corporation's Novantrone(R) was approved by the FDA in 2000 for reducing neurological disability and/or the frequency of clinical relapses in patients with secondary (chronic) progressive, progressive relapsing or worsening relapsing-remitting MS.

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

Investments

         Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine on the terms set forth below. The Company exercised the option on April 9, 2001.

     On exercise of the option, Metacine issued to the Company 700,000 shares of Metacine common stock (the "Metacine Shares") and a five-year warrant (the "Metacine Warrant") to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company to Metacine, and 2,000,000 shares of the Company's common stock (the "Company Shares").

     The Agreement contains certain restrictions on the ability of Metacine to sell the Company Shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received $1,850,000 of net cumulative proceeds ("Sales Proceeds") from the sale of Company Shares by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. The Company made a Deficiency Payment in October 2001 in the amount of $400,000 for the quarter ended September 30, 2001 but did not make the $ 400,000 Deficiency Payments which were due on December 31, 2001 and March 31, 2002. The Company is currently discussing various options regarding the Deficiency Payments with Metacine. If Metacine sells all of the Company Shares prior to receiving Sales Proceeds and Deficiency Payments of $1,850,000, the Company may issue to Metacine such number of additional shares of Company common stock as the Company determines in its sole discretion, which additional shares shall constitute Company Shares. If Metacine has received $1,850,000 in Sales Proceeds and Deficiency Payments and has remaining Company Shares, then the Sales Proceeds of any future sales by Metacine of Company Shares shall be paid by Metacine to the Company until the aggregate amount paid to the Company equals the aggregate amount of all Deficiency Payments. Any remaining Company Shares, and the Sales Proceeds therefrom, shall be for the benefit of Metacine.

     The Company was required to escrow 100,000 Metacine Shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine Shares to secure its potential obligations to make Deficiency Payments. Since the Company has not made $800,000 in Deficiency Payments, Metacine could request 200,000 Metacine shares currently held in escrow to satisfy the Company's past due obligation.

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D"), in order to reduce the Company's investment in Metacine to the Company's proportionate share of Metacine's net assets. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at December 31, 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine during 2001 were immaterial, and as such the liability remained unchanged at December 31, 2001. The investment has been further reduced to $(290,994) at December 31, 2001 by the Company's equity in the loss of Metacine for the period from April 9, 2001 through December 31, 2001, and is recorded in long-term liabilities. As the liability to Metacine remains unsettled until such time as Metacine sells the shares, the Company has recorded the shares issued to Metacine as a debit ("Consideration shares subject to guaranteed value") within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to Metacine, until such time as Metacine sells its shares, would impact the value of the shares held by Metacine and accordingly require an adjustment to Consideration shares subject to guaranteed value. No adjustment was necessary through December 31, 2001.

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

     Metacine is a biopharmaceutical company engaged in the development of biological therapy for the treatment of cancer, viral and autoimmune diseases, and for the prevention of organ transplant rejection. Metacine uses dendritic cells ("DC") to modulate the body's immune response to: (1) cancer and chronic viral disease through immunostimulation and (2) autoimmune disease and organ transplant rejection through downregulation of the immune system. Metacine's technology was developed during a 10-year, research effort by a team of six scientists at the University of Pittsburgh Medical Center (the "University") led by Michael T. Lotze, MD, an internationally renowned scientist and a pioneer in DC immunotherapy. Metacine's founding scientists have been awarded approximately $39 million in Federal grants for DC research, approximately $25 million of which has been spent to date developing the DC technology. Metacine has an exclusive license from the University of Pittsburgh of the Commonwealth System of Higher Education for a portfolio of six issued patents, eight pending patents, and four invention disclosures resulting from this research.

     The essential feature of Metacine's therapeutic strategy is the modification and targeted activation of dendritic cells ("DC"), the body's primary antigen presenting cell, for the treatment of first cancer, and then viral disease, autoimmune disease and organ transplant rejection. The deployment of DCs results in a cellular immune response culminating in the production of two types of target-specific T cells (cytolytic and helper) that team together to find and destroy tumors and virally infected cells. For effective treatment of cancer (and chronic viral infections), a patient requires a large number of cytolytic and helper T cells. In the case of transplant rejection (and auto-immune disease), too many existing T cells attack donor (or normal) tissue, ultimately killing the donated organ. Production of these T cells needs to be curtailed to improve the chances of a successful outcome

     Metacine is pursuing four different approaches to the therapeutic use of DC for the treatment of cancer: (1) ex vivo (outside the body) cell processing using patient's DC pulsed with antigens (substances capable of inducing an immune response), (2) ex vivo cell processing using patient's DC cultured with patient's tumor cells to create multi-antigenic, patient specific, autologous vaccines, (3) in vivo activation of DC to stimulate the patient's immune system to attack the primary tumor as well as metastatic sites, and (4) direct intratumoral injection of patient's DC engineered to produce the desired cytokine(s) (hormone-like proteins which can regulate the immune response) at the tumor site in order to provoke an anti-tumor response in vivo. The use of DC as the gene delivery vehicle has a further advantage in that following injection the DC will migrate to the lymph nodes where they present the multiple antigens they have absorbed at the tumor site. Animal experimentation has shown that this technique has the potential to stimulate the patient's immune system to attack the primary tumor as well as any metastatic sites.

     Metacine's program for prevention of organ transplant rejection represents another important area of application for DC. Ex vivo culturing and re-introduction of tolerogenic DC down-regulates the patient's immune system by flooding the system with DC that do not present the transplanted organ's antigens. Pre-clinical animal (mouse) models in which tolerogenic DC are introduced to prevent rejection of transplanted tissue have shown highly positive results as evidenced by a reduction of detrimental host-versus-graft immune responses resulting in a significant extension of life following organ transplant.

     Due to the breadth of the DC program at the University, Metacine is investigating a number of different approaches to developing this therapy. A Phase I clinical trial is currently underway at the University for treatment of melanoma, the deadliest form of skin cancer. In this trial, DC derived from the patient's blood are pulsed with multiple melanoma antigens to generate a "pulsed antigen" vaccine. The pulsed DC are then re-injected into the patient to stimulate the immune system to attack tumor cells that display these antigens. This trial follows an already completed 28 patient Phase I trial in which safety and immune response to the specific antigens used in the trial was demonstrated.

     Several additional Phase I trials are currently being planned. These include an autologous vaccine trial, in which the patient's DC and tumor cells are removed, co-cultured, and re-injected to induce an immune reaction against the specific antigens displayed by each patient's tumor(s), a trial evaluating the intratumoral injection of DC engineered to express cytokines at the tumor site, and a trial utilizing a novel method for stimulating DC directly in the patient (in vivo).

         To date, a general lack of significant side effects in human clinical trials has been observed by Metacine, and by others investigating DC-based therapy. In animal studies using multiple groups of four or five mice in each experiment, Metacine's different DC immunization techniques exhibited results that included tumor regression typically exceeding 50% of initial volume and in numerous cases complete disappearance of tumor, regression of tumor volume at metastatic sites, protection against challenge with tumor cells subsequent to DC administration, and increased survival of treated animals to 60 - 90 days. In contrast, all untreated control animals died within 20 - 30 days. There can be no assurance that comparable results can be achieved with human beings.

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

     The FDA closely monitors the progress of each of the phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based on the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for completing clinical testing vary between four and ten years. Upon successful completion of clinical testing of a new drug, a company typically submits a New Drug Application ("NDA"), or for biological products such as Natural Alpha Interferon, a Biological License Application ("BLA"), to the FDA summarizing the results and observations of the drug during the clinical trials.

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

Research Staff and Employees

     As of April 1, 2002, the Company had 38 employees, 17 of whom work less than full time. Of the 38 employees, 7 hold Ph.D. degrees, 1 holds an M.D. degree and 15 hold other degrees in scientific or technical fields. Of such employees, approximately 7 were engaged in research and product development, 11 were engaged in quality control, regulatory and quality assurance and product and process improvement for manufacturing, 7 were engaged in engineering and maintenance, 4 were engaged in medical affairs and 9 were general and administrative personnel.

Research and Development

     During the years ended December 31, 2001, 2000 and 1999, the Company expended approximately $2.3 million, $1.5 million and $3.1 million, respectively, for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs.

Executive Officers of the Registrant

     The following table sets forth the names of the directors and principal executive officers of the Company as of April 1, 2002, their positions with the Company, and their principal business experience for the last five years.




Name                                           Age           Position

Samuel H. Ronel, Ph.D                           65           Chairman of the Board

Lawrence M. Gordon                              48           Chief Executive Officer and a
                                                             Director

Stanley G. Schutzbank, Ph.D., R.A.C.            56           President and a Director

Donald W. Anderson                              52           Controller (Principal Accounting and
                                                             Financial Officer) and Secretary

Mei-June Liao, Ph.D.                            51           Vice President, Research and
                                                             Development

James R. Knill, M.D.                            68           Vice President, Medical Affairs

Robert P. Hansen                                57           Vice President, Manufacturing

Sheldon L. Glashow                              68           Director


     Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined GP Strategies in 1970 and served as the Vice President of Research and Development of GP Strategies and as the President of Hydro Med Sciences, a division of GP Strategies, from 1976 to September 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997. Since 1999 he has been a member of the Technology Advisory Board of the New Jersey Economic Development Authority. In 2001, Dr. Ronel was named member of the Advisory Commission to the Biotechnology Research Institute, Montreal, a National Research Council of Canada institution.

     Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996.

     Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined GP Strategies (previously National Patent Development Corporation) in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society ("RAPS") and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of RAPS. In October 2000, Dr. Schutzbank received the Leonard J. Stauffer Award from RAPS. RAPS gives this award once each year to a Regulatory Affairs Certified ("RAC") individual who exemplifies outstanding service to the RAC Program and/or mentoring in the regulatory affairs profession.

     Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. He was an officer of various subsidiaries of GP Strategies from 1976 to September 1996.

     Mei-June Liao, Ph.D. has been Vice President, Research and Development of the Company since March 1995. Dr. Liao served as Director of Research & Development from 1987 to 1995, and held senior positions in the Company's Research & Development Department since 1983. Dr. Liao received her Ph.D. from Yale University and completed a three-year postdoctoral appointment at the Massachusetts Institute of Technology under the direction of Nobel Laureate in Medicine, Professor H. Gobind Khorana. Dr. Liao has authored many scientific publications and invention disclosures.

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

     The Company owns two freestanding buildings comprising approximately 44,000 square feet that are located in New Brunswick, New Jersey. The Company uses the facilities for staff offices, manufacturing, quality control and research activities, and storage.

     The Company believes that its current facilities and equipment are suitable and adequate for its current intended purposes. At the present time the Company believes that the reinitiation of full-scale manufacturing would require the expenditure of approximately $250,000 to upgrade certain equipment.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Common Stock is traded on the OTC Bulletin Board and is quoted under the symbol IFSC. The following table sets forth for each period indicated, the high and low sales prices for the Common Stock as reported on the OTC Bulletin Board.

                              2 0 0 1                         2 0 0 0
                            ------------                    -----------

Quarter                 High          Low               High          Low
-------                 ----          ---               ----          ---
First                   $0.97        $0.22              $5.63        $0.31
Second                   0.53         0.24               3.00         1.13
Third                    0.44         0.11               2.56         1.03
Fourth                   0.52         0.14               1.28         0.38

     As of February 1, 2002, the Company had 692 stockholders of record.

     The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.


Item 6.  Selected Financial Data
--------------------------------
(Thousands of dollars except per share data)
                                                           Year Ended December 31,
                                               2001       2000       1999       1998       1997
                                               ----       ----       ----       ----       ----

Revenues                                     $ 1,499    $ 1,069    $ 2,329    $ 2,007    $ 2,956

Cost of goods sold and excess/
  idle production costs                        2,010      2,332      3,552      6,533      1,858
Increase/(Reduction) of inventory reserve                  (563)    (1,178)     3,090      7,255

Research and development costs, net            2,286      1,533      3,060      8,655     11,864

General and administrative expense             2,647      2,306      2,315      4,570      4,389

Loss from operations*                         (7,785)    (4,539)    (5,420)   (20,841)   (22,410)

Interest income (expense and
  Financing costs), net                           17         74       (530)       253        670

Gain on sale of state net
  operating loss carryovers                      969      1,484      2,349

Net loss*                                     (7,250)    (2,982)    (3,602)   (21,325)  (21,740)

Basic and diluted loss per share                (.37)      (.25)      (.71)     (6.67)    (8.15)

Dividends                                        NONE      NONE       NONE       NONE      NONE
----------------------------------
*The Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern (see
Note 3 to the Consolidated Financial Statements).





                                                         December 31,
                                       2001       2000       1999       1998       1997
                                       ------------------------------------------------

Total assets                          $3,827     $8,998     $6,256     $6,599     $24,153

Working capital (deficiency)          (3,271)     3,043     (2,097)    (1,889)     14,529

Long-term debt                                                 500

Stockholders' equity (deficiency)     (1,313)     5,852        557      2,103      20,214





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since 1981, the Company has been primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. The Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain types of genital warts. ALFERON N Injection is currently marketed and sold in the United States by the Company. However, the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications. The future revenues and profitability of, and availability of capital for, biotechnology companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. The Company has primarily financed its operations to date through private placements, public offerings of the Company's securities and the sale of the Company's New Jersey tax loss carryovers.

     Management is continuing to pursue raising additional capital by either (i) issuing securities in a private or public equity offering or (ii) licensing the rights to its injectable Natural Alpha Interferon for one or more indications. This may be more difficult in the future in light of the FDA's requirement for the Company to conduct additional Phase 3 studies of ALFERON N Injection in the treatment of patients infected with the human immunodeficiency virus and hepatitis C virus. See "Business - ALFERON N Injection - Clinical Trials for New Indications." Management is also seeking to enter into mergers, joint ventures or other collaborations in the areas of cancer, infectious diseases, and immunology that could provide the additional resources necessary to advance the Company's most valuable programs. The Company's strategy is to utilize its expertise in regulatory affairs, clinical trials, manufacturing, and research and development to acquire equity participations in early stage companies. For a description of the Company's first investment, see "Business - Investments - Metacine." There can be no assurance, however, that the Company will be successful in obtaining an adequate level of financing, on terms that are acceptable to the Company, needed to continue operations.

Liquidity and Capital Resources

     During the year ended December 31, 2001, the Company generated $1,498,603 in revenues from the sale of ALFERON N Injection and received $968,553 from the sale of the Company's New Jersey net operating loss carryovers, which accounted for substantially all of the Company's funding. As of April 1, 2002, the Company had an aggregate of approximately $560,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until May 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated February 20, 2002 on the Company's consolidated financial statements as of and for the year ended December 31, 2001 includes an explanatory paragraph that states that the Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern.

     On April 9, 2001, the Company exercised its option to acquire a substantial equity interest in Metacine, Inc. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received, from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. In October 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not, as yet, made Deficiency Payments in the amount of $400,000 for each of the quarters ended December 31, 2001 and March 31, 2002. The Company is currently discussing various options regarding the Deficiency Payments with Metacine. In the event that and to the extent that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company.

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

     During December 2001, 2000 and 1999, the Company completed the sale of approximately $12 million, $19 million and $32 million of its New Jersey tax loss carryovers and received $0.97 million, $1.48 million and $2.35 million, which was recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statement of Operations in 2001, 2000 and 1999, respectively. In June 2002, the Company will submit an application to sell an additional approximately $2.6 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 2001 of approximately $32 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2002 and future years is $40 million per year.

     The Company obtained human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the Red Cross pursuant to a supply agreement dated April 1, 1997 (the "Supply Agreement"). The Company will not need to purchase more human white blood cells until such time as production of crude alpha interferon is resumed. Under the terms of the Supply Agreement, the Company was obligated to purchase a minimum amount of human white blood cells each month through March 1999 (the "Minimum Purchase Commitment"), with an aggregate Minimum Purchase Commitment during the period from April 1998 through March 1999 in excess of $3,000,000. As of November 23, 1998, the Company owed the Red Cross approximately $1.46 million plus interest at the rate of 6% per annum accruing from April 1, 1998 (the "Red Cross Liability") for white blood cells purchased pursuant to the Supply Agreement.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares it has already received and could receive in the future, the Company recorded any shares issued to the Red Cross as Settlement Shares within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to Settlement Shares. Due to the decline in the Company's stock price during 1999, an adjustment for $550,000 was recorded with a corresponding charge to cost of goods sold. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,000 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross at December 31, 2001 and 2000 was approximately $1,339,000 and $1,276,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price from October 30, 2000 to December 31, 2000, an adjustment for $524,000 has been recorded with a corresponding charge to cost of goods sold in 2000. Due to the increase in the Company's stock price during 2001, an adjustment for $65,713 was recorded with a corresponding credit to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,339,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed to the Red Cross.

     Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of common stock (the "GP Shares") and a five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The common stock and warrants issued to GP Strategies were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. The Company and GP Strategies are currently discussing restructuring the balance of the GP Strategies Debt. As of the date hereof, GP Strategies has not given the Company notice of its intent to exercise its rights to collect the GP Strategies Debt. Under the terms of such agreement, GP Strategies has the right to sell the Company's real estate. In the event GP Strategies is successful in selling the Company's real estate, the Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur.

     In January 2002, the Company was notified that if past due property taxes on its facility of approximately $200,000 (which have not yet been paid) were not paid within 30 days, that a complaint may be filed to foreclose on the property. As of the date hereof, the tax lien holder has not exercised its rights to foreclose on the Company's real estate. In the event the tax lien holder foreclosed on the Company's real estate, and the real estate was sold, the Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur.

     The Company's common stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the common stock.

Critical Accounting Policies

     Inventory reserves - The Company provides inventory reserves based on the anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. These estimates could be materially different from actual usage.

     Settlement Shares/Consideration Shares subject to guaranteed value - The Company initially records the Settlement Shares issued to the Red Cross at the fair value on date of issuance within stockholders' equity (deficiency) as a credit to common stock/capital in excess of par value and a debit to settlement shares. Any decrease, or increases up to the amount of any previous decreases, in market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to Settlement Shares. Any such adjustment is recorded with an offsetting adjustment to cost of goods sold. The Consideration Shares subject to guaranteed value have similar accounting treatment except that the initial debit entry was recorded to the Consideration Shares subject to guaranteed value account within Stockholders' equity (deficiency) and any adjustment to the value would be recorded with an adjustment to other income (expense) of the Company.

Commitments

     As discussed above, the Company is obligated to make Deficiency Payments to Metacine for which the Company has not made the required payments of $400,000 each related to the quarters ended December 31, 2001 and March 31, 2002. The Company may also be required to pay an additional $650,000 during 2002 if Metacine does not receive any proceeds from the sale of the Company's common stock which it holds. Also as discussed above, the Company's note payable to GP Strategies of approximately $400,000 (after the $100,000 principal payment made in January 2002) was due March 15, 2002 and has not yet been paid. The Company and GP Strategies are currently discussing restructuring the balance of the GP Strategies Debt.

Results of Operations

Year Ended December 31, 2001 versus Year Ended December 31, 2000

     For the year ended December 31, 2001 (the "2001 Period") and 2000 (the "2000 Period"), the Company had revenues from the sale of ALFERON N Injection of $1,498,603 and $1,067,471, respectively. In 1999, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in lower than normal sales in the 2000 Period. This was due to the fact that such customers were selling out of their inventory of ALFERON N Injection (rather than purchasing ALFERON N Injection from the Company).

     In the 2001 Period, the Company sold, through its distributor, to wholesalers and other customers in the United States 11,296 vials of ALFERON N Injection, compared to 7,946 vials sold by the Company during the 2000 Period. In addition, foreign sales of ALFERON N Injection were 61 vials and 132 vials for the 2001 and 2000 Periods, respectively.

     Cost of goods sold and excess/idle production costs totaled $2,009,586 and $2,332,153 for the 2001 Period and 2000 Period, respectively. Excess/idle production costs in the 2001 and 2000 Periods represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the 2001 Period as compared to the 2000 Period. In addition, based on changes in the value of the Settlement Shares, for the 2001 Period, cost of goods sold was credited for $65,713 as compared to a charge of $278,835 to cost of goods sold for the 2000 Period. However, higher unit sales in the 2001 Period as compared to the 2000 Period contributed to higher cost of goods sold.

         During the 2000 Period, the inventory reserve was reduced by $563,215.

     Research and development expenses during the 2001 Period of $2,286,300 increased by $752,976 from $1,533,324 for the 2000 Period, principally because during the second quarter of 2000, the Company settled amounts owed on various research related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses. The Company also incurred increases in payroll and research costs during the 2001 Period, as compared to the 2000 Period.

     General and administrative expenses for the 2001 Period were $2,646,734 as compared to $2,306,146 for the 2000 Period. The increase of $340,588 was principally due to increases in payroll and other operating expenses.

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the 2001 Period as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to research utilizing dendritic cells for the treatment of various diseases.

     Interest income for the 2001 Period and 2000 Period was $108,351 and $161,835, respectively. The decrease of $53,484 was due to less funds available for investment in the 2001 Period.

     Interest expense for the 2001 Period and 2000 Period was $91,469 and $87,873, respectively, and represents interest expense accrued on the Red Cross Liability and GP Strategies Debt.

     Equity in loss of Metacine for the 2001 Period was $449,576 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to December 31, 2001.

     During 2001 and 2000, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $968,553 and $1,483,861, which is recorded as an income tax benefit in the 2001 and 2000 Periods, respectively.

     As a result of the foregoing, the Company incurred net losses of $7,249,576 and $2,981,672 for the 2001 Period and 2000 Period, respectively.

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

     Cost of goods sold and excess/idle production costs totaled $2,332,153 and $3,552,026 for the 2000 and 1999 Periods, respectively. Excess/idle production costs in the 2000 and 1999 Periods represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Such costs were greater in the 1999 Period due to higher levels of payroll costs, supplies and depreciation expense. In addition, lower unit sales in the 2000 Period as compared to the 1999 Period contributed to lower cost of goods sold. In addition, based on changes in the value of the Settlement Shares for the 2000 Period, cost of goods sold was charged for $278,835 in 2000 as compared to a charge of $550,000 to cost of goods sold for the 1999 Period.

     During the 2000 and 1999 Periods, a portion of the reserve for excess inventory was reduced in the amount of $563,215 and $1,177,531 respectively.

     Research and development expenses during the 2000 Period of $1,533,324 decreased by $1,526,695 from $3,060,019 for the 1999 Period, principally because the Company had a reduction in research personnel which reduced its payroll and research costs. In addition, during 2000, the Company settled amounts owed on various research-related liabilities at a savings to the Company of approximately $457,000. Such amount was credited against research and development expenses.

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

     During 2000 and 1999, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $1,483,861 and $2,348,509, which is recorded as an income tax benefit in the 2000 and 1999 Periods, respectively.

     As a result of the foregoing, the Company incurred net losses of $2,981,672 and $3,602,083 for the 2000 and 1999 Periods, respectively.

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002.

     Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption of SFAS No. 142, the Company does not have any goodwill and has unamortized identifiable intangible assets of approximately $160,000, all of which will be subject to the transition provisions of SFAS No.
142. Amortization expense related to other intangible assets, was approximately $30,000 and $29,000, for the years ended December 31, 2001, and 2000, respectively. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

Forward-Looking Statements

     This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risk that the Company will run out of cash; uncertainty of obtaining additional funding for the Company; uncertainty of obtaining United States regulatory approvals for the additional uses under development for the Company's FDA-approved product and foreign regulatory approvals if sought and if such approvals are obtained, uncertainty of the successful commercial development of such product; substantial competition from companies with substantially greater resources than the Company in the Company's present and potential businesses; no guaranteed source of required materials for the Company's product; dependence on certain contractors to manufacture or distribute the Company's product; potential adverse side effects from the use of the Company's product; potential patent infringement claims against the Company; possible inability of the Company to protect its technology; limited production experience of the Company, risk of product liability; and risk of loss of key management personnel, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                           Page

Independent Auditors' Report                                                                 21

Financial Statements:

Consolidated Balance Sheets - December 31, 2001 and 2000                                     22

Consolidated Statements of Operations - Years ended
      December 31, 2001, 2000 and 1999                                                       23

Consolidated Statements of Changes in Stockholders'
      Equity (Deficiency)- Years ended December 31, 2001, 2000 and 1999                      24

Consolidated Statements of Cash Flows - Years ended
      December 31, 2001, 2000 and 1999                                                       25

Notes to Consolidated Financial Statements                                                   26

Schedule II - Valuation and Qualifying Accounts                                              42


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                                                    /s/ KPMG LLP
Princeton, New Jersey
February 20, 2002


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                                  ------------
                                                             2001              2000
                                                             ----              ----
ASSETS
Current assets
  Cash and cash equivalents                             $ 1,184,889        $ 3,658,805
  Receivable from sale of state
   net operating loss carryovers                                             1,483,861
  Accounts and other receivables                            123,389            190,937
  Inventories, net of reserves of $5,286,011                252,402            837,300
  Prepaid expenses and other current assets                  17,608             17,488
                                                        ------------       ------------
Total current assets                                      1,578,288          6,188,391
                                                       -------------      ------------
Property, plant and equipment, at cost
  Land                                                      140,650            140,650
  Buildings and improvements                              7,793,242          7,750,672
  Equipment                                               4,920,942          4,916,518
                                                        --------------     ------------
                                                         12,854,834         12,807,840

Less accumulated depreciation                           (10,776,342)       (10,298,260)
                                                        ------------       ------------
                                                          2,078,492          2,509,580
                                                        ------------       ------------
Patent costs, net of accumulated amortization
  of $360,819 and $331,394                                  160,342            189,767
Other assets                                                 10,100            110,100
                                                        ------------       ------------
                                                        $ 3,827,222        $ 8,997,838
                                                        ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY)
Current liabilities
  Accounts payable                                      $ 2,302,661        $ 2,300,719
  Accrued expenses                                          350,548            278,108
  Guaranteed value of ISI stock and
    in-kind services due Metacine                         1,700,000
  Note payable and amount due GP Strategies                 495,745            566,639
                                                       -------------     -------------
Total current liabilities                                 4,848,954          3,145,466
                                                       -------------     -------------
Equity in losses in excess of investment in Metacine        290,994
                                                       -------------
Commitments

Stockholders' equity (deficiency)
  Preferred stock, par value $.01 per share;
   authorized - 5,000,000 shares; none
   issued and outstanding
  Common stock, par value $.01 per share; authorized - 55,000,000 shares; issued and outstanding- 20,308,031 and 17,931,838
   shares, respectively                                     203,080            179,318
  Capital in excess of par value                        138,407,621        137,782,655
  Accumulated deficit                                  (139,043,427)      (131,793,851)
  Consideration shares subject to
    guaranteed value                                       (520,000)
  Settlement shares                                        (360,000)          (315,750)
                                                       --------------    -------------
Total stockholders' equity (deficiency)                  (1,312,726)         5,852,372
                                                       --------------    -------------
                                                      $   3,827,222       $  8,997,838
                                                        =============     =============
The accompanying notes are an integral part of these consolidated financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                 2001           2000             1999
                                               --------       --------         -------

Revenues

ALFERON N Injection                          $  1,498,603   $  1,067,471   $  2,328,945
Research products and other revenues                               1,442            277
                                              ------------   ------------    -----------
Total revenues                                  1,498,603      1,068,913      2,329,222
                                              ------------   ------------    -----------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                              2,009,586      2,332,153      3,552,026
Reduction of inventory reserve                                  (563,215)    (1,177,531)
Research and development                        2,286,300      1,533,324      3,060,019
General and administrative                      2,646,734      2,306,146      2,315,010
Acquisition of in-process technology            2,341,418
                                              ------------   ------------    -----------
Total costs and expenses                        9,284,038      5,608,408      7,749,524
                                              ------------   ------------    -----------
Loss from operations                           (7,785,435)    (4,539,495)    (5,420,302)

Interest income                                   108,351        161,835          6,104
Interest expense and financing costs              (91,469)       (87,873)      (536,394)
Equity in loss of Metacine                       (449,576)
                                               -----------   ------------    -----------
Loss before income tax benefit                 (8,218,129)    (4,465,533)    (5,950,592)


Income tax benefit:
Gain on sale of state net operating loss
  carryovers                                      968,553      1,483,861      2,348,509
                                              -------------  ------------    -----------
Net loss                                     $ (7,249,576)  $ (2,981,672)  $ (3,602,083)
                                              =============  ============    ===========
Basic and diluted net loss per share         $       (.37)  $       (.25)  $       (.71)
                                              =============  ============    ===========
Weighted average number of
shares outstanding                             19,576,312     12,097,252      5,088,620
                                              =============  =============   ============


The accompanying notes are an integral part of these consolidated financial statements.


                                          INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                           Consideration
                                            Capital                        shares subject                    Total
                     Common Stock          in excess       Accumulated     to guaranteed      Settlement     stockholders'
                   Shares      Amount     of par value      deficit        value              shares         equity (deficiency)
                   ------------------     ------------    --------------   -------------      ----------     -------------
Balance at
 Dec. 31, 1998     4,360,808   $43,608   $127,933,885    $(125,210,096)                       $(664,000)     $2,103,397

Common stock
 issued as
 financing cost      500,000     5,000        495,000                                                           500,000
Common stock
 issued as
 payment against
 accounts payable    285,000     2,850        531,525                                                           534,375
Common stock
 issued under
 Company
 401(k)plan          181,665     1,817         98,159                                                            99,976
Compensation paid
 in cash in settlement
 of obligation to
 issue common stock                           338,690                                                           338,690
Settlement shares sold                                                                           33,000          33,000
Market value adjustment                                                                         550,000         550,000
Net loss                                                    (3,602,083)                                      (3,602,083)
------------------------------------------------------------------------------------------------------------------------
Balance at
 Dec. 31, 1999     5,327,473    53,275    129,397,259     (128,812,179)                         (81,000)        557,355


Net proceeds
 from sale of
 common stock     11,635,451   116,354      6,980,595                                                         7,096,949
Common stock
 issued as
 compensation         20,000       200         23,550                                                            23,750
Common stock
 issued under
 Company
 401(k) plan          78,914       789         79,409                                                            80,198
Common stock
 issued as
 payment against
 accounts payable    870,000     8,700        887,400                                          (896,100)
Employee stock
 option compensation                            2,050                                                             2,050
Compensation paid
 in cash in settlement
 of obligation
 to issue common stock                        282,506                                                           282,506
Forgiveness of amount
 due GP Strategies                            129,886                                                           129,886
Settlement shares sold                                                                          382,515         382,515
Market value adjustment                                                                         278,835         278,835
Net loss                                                    (2,981,672)                                      (2,981,672)
------------------------------------------------------------------------------------------------------------------------
Balance at
 Dec. 31, 2000    17,931,838   179,318    137,782,655     (131,793,851)                        (315,750)      5,852,372

Common stock
 issued to
 Metacine          2,000,000    20,000        500,000                      (520,000)
Common stock
 issued as
 compensation         50,000       500         12,780                                                            13,280
Common stock
 issued under
 Company
 401(k) plan         323,949     3,239        106,095                                                           109,334
Proceeds from
 exercise of common
 stock options         2,244        23            538                                                               561
Employee stock
 option compensation                            5,553                                                             5,553
Settlement shares sold                                                                           21,463          21,463
Market value adjustment                                                                         (65,713)        (65,713)
Net loss                                                    (7,249,576)                                      (7,249,576)
------------------------------------------------------------------------------------------------------------------------
Balance at
 Dec. 31, 2001    20,308,031  $203,080   $138,407,621    $(139,043,427)   $(520,000)          $(360,000)    $(1,312,726)

The accompanying notes are an integral part of these consolidated financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                           2001           2000          1999
                                                         --------       --------       --------

Cash flows from operating activities:
  Net loss                                            $ (7,249,576)  $ (2,981,672)  $ (3,602,083)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Depreciation and amortization                          507,507        502,157        747,293
    Acquisition of in-process research and development   2,341,418
    Equity in loss of Metacine                             449,576
    Amortization of deferred financing costs                                             500,000
    Gain on settlements of research-related
     liabilities                                                         (456,998)
    Reduction of inventory reserve                                       (563,215)    (1,177,531)
    Provision for notes receivable                          87,500         70,000
    Non-cash compensation expense                          128,167        388,504        438,666
    Market value adjustment                                (65,713)       278,835        550,000
    Loss on sale of other assets                                                          51,392
    Change in operating assets
     and liabilities:
    Accounts and other receivables                       1,551,409     (1,639,237)       653,950
    Inventories                                            584,898        491,915      1,121,315
    Prepaid expenses and other current assets                 (120)         9,530          9,493
    Accounts payable and accrued expenses                   95,845     (1,497,126)     1,096,534
    Amount due to GP Strategies                             29,106        (87,112)       174,694
                                                    ---------------   ------------  -------------
  Net cash (used for) provided by operating
    activities                                          (1,539,983)    (5,484,419)       563,723
                                                    ---------------   ------------  -------------
Cash flows from investing activities:
  Additions to property, plant and equipment               (46,994)       (56,967)
  Investments in Metacine and other assets                (787,500)      (170,000)
  Proceeds from sale of other assets                                                      38,658
                                                    ---------------   ------------  ------------
  Net cash (used for) provided by
    investing activities                                  (834,494)      (226,967)        38,658
                                                    ---------------   ------------  -------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                                7,096,949
  (Repayment of) proceeds from note payable
    to GP Strategies                                      (100,000)                      500,000
  Proceeds from exercise of common stock options               561
                                                    ---------------   ------------  -------------
  Net cash (used for) provided by financing
    activities                                             (99,439)     7,096,949        500,000
                                                    ---------------   ------------  -------------
Net increase (decrease) in cash and cash equivalents    (2,473,916)     1,385,563      1,102,381

Cash and cash equivalents at beginning of year           3,658,805      2,273,242      1,170,861
                                                    --------------    ------------  -------------
Cash and cash equivalents at end of year            $    1,184,889   $  3,658,805    $ 2,273,242
                                                    ==============    ============  =============



The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

     Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company that operates in a single segment and is engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON(R) N Injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and the Company has studied its potential use in the treatment of HIV, hepatitis C, and other indications. Alferon N Injection is sold principally in the United States, however, a portion is sold in foreign countries. For the years ended December 31, 2001, 2000 and 1999, domestic sales totaled $1,488,897, $1,046,470, and $2,204,437, respectively, and foreign sales totaled $9,706, $21,001, and $124,508, respectively. All identifiable assets are located in the United States.

     Integrated Commercialization Solutions, Inc. ("ICS"), a subsidiary of AmerisourceBergen Corporation, is the sole United States distributor of ALFERON N Injection. ICS distributes ALFERON N Injection to a limited number of wholesalers throughout the United States.

Note 2.  Summary of Significant Accounting Policies

     Principles of consolidation -- The consolidated financial statements include the operations of the Company and Interferon Sciences Development Corporation ("ISD"), its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. The transactions and balances of Metacine, Inc. are being accounted for under the equity method (see Note 6). As substantially all of Metacine's funding is being provided by the Company, 100% of the losses of Metacine since April 9, 2001, the date of the Company's acquisition of an 86% equity interest in Metacine, are reflected in the accompanying statement of operations as equity in loss of Metacine.

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

     Revenue recognition -- Title passes to the customer at the shipping point and revenue is therefore recognized when the product is shipped. The Company's product is also tested by its quality control department prior to shipment. The Company has no other obligation associated with its products once shipment has occurred.

     Research and Development Costs - Research and development are expensed when incurred. The types of costs included in research and development are: salaries, supplies, clinical costs, facility costs and depreciation. All of these expenditures were for Company sponsored research and development programs. During 2000, the Company settled amounts owed by the Company on various research related liabilities at a savings to the Company of approximately $457,000. The amount was credited against research and development expenses in 2000.

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

     Reverse stock split -- As a result of a one-for-five reverse stock split effective as of January 6, 1999, all shares and per share information have been restated retroactively.

     Loss per share -- Basic earnings (loss) per share (EPS) are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. At December 31, 2001, 2000 and 1999, the Company's options and warrants outstanding are anti-dilutive and therefore basic and diluted EPS are the same.

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

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002.

     Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption of SFAS No. 142, the Company does not have any goodwill and has unamortized identifiable intangible assets of approximately $160,000, all of which will be subject to the transition provisions of SFAS No.
142. Amortization expense related to other intangible assets, was approximately $30,000 and $29,000, for the years ended December 31, 2001, and 2000, respectively. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

Note 3.  Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of December 31, 2001, the Company had an accumulated deficit of approximately $139 million. For the years ended December 31, 2001, 2000 and 1999, the Company had losses from operations of approximately $7.8 million, $4.5 million and $5.4 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     During the year ended December 31, 2001, the Company generated $1,498,603 in revenues from the sale of ALFERON N Injection and received $968,553 from the sale of the Company's New Jersey net operating loss carryovers. At December 31, 2001, the Company had approximately $1.2 million of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the Company has sufficient resources to enable the Company to continue operations until May 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

     Management plans to pursue raising additional capital by either (i) issuing securities in a private or public equity offering or (ii) licensing the rights to its injectable Natural Alpha Interferon for one or more indications. Management is seeking to enter into mergers, joint ventures or other collaborations that could provide the additional resources necessary to advance the Company's most valuable programs. There can be no assurances, however, that the Company will be successful in obtaining an adequate level of financing, on terms that are acceptable to the Company, needed to continue operations.

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

     Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. For the years ended December 31, 2001, 2000 and 1999, the Company recorded approximately $60,000, $42,000, and $94,000 in royalty expenses to Hoffmann, respectively. The Hoffmann Agreement can be terminated by the Company on 30 days notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. Accordingly, the Company would not be permitted to market any formulation of alpha interferon in such country.

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

Note 6.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. The $100,000 paid for the option was recorded as investment in Metacine and other assets on the December 31, 2000 consolidated balance sheet.

     On April 9, 2001, the Company exercised its option to acquire an 86% equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not, as yet, made Deficiency Payments in the amount of $400,000 for each of the quarters ended December 31, 2001 and March 31, 2002. The Company is currently discussing various options regarding the Deficiency Payments with Metacine. If Metacine sells all of the 2,000,000 shares received and the cumulative proceeds from the sales and any Deficiency Payments are less than $1,850,000, the Company may issue to Metacine additional shares of common stock at the Company's full discretion. These additional shares would be treated in the same manner as the original 2,000,000 shares. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company to the extent these proceeds exceed $1,850,000. All additional proceeds beyond the $1,850,000 and repayment of Deficiency Payments, if any, would be for the benefit of Metacine. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments. Since the Company has not made $800,000 in Deficiency Payments, Metacine could request 200,000 Metacine shares currently held in escrow to satisfy the Company's past due obligation.

     While the Company is the majority owner of Metacine, the Company must cast its votes on many matters in the same proportion as votes cast by other stockholders of Metacine, except for certain matters with respect for which the Company has protective rights. In accordance with EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights, the minority holders have substantive participating rights including controlling the selection, termination and setting of compensation for Metacine management, making operating and capital decisions for Metacine and most other ordinary operating matters, and therefore, the Company does not control Metacine. Accordingly, the acquisition is being accounted for under the equity method.

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D"), in order to reduce the Company's investment in Metacine to the Company's proportionate share of Metacine's net assets. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to research utilizing dendritic cells for the treatment of various diseases. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at December 31, 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine during 2001 were immaterial and as such, the liability remained unchanged at December 31, 2001. The investment has been further reduced to $(290,994) at December 31, 2001 by the Company's equity in the loss of Metacine for the period from April 9, 2001 through December 31, 2001, and is recorded in long-term liabilities. As the liability to Metacine remains unsettled until such time as Metacine sells the shares, the Company has recorded the shares issued to Metacine as a debit
("Consideration shares subject to guaranteed value") within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to Metacine, until such time as Metacine sells its shares, would impact the value of the shares held by Metacine and accordingly require an adjustment to Consideration shares subject to guaranteed value. No adjustment was necessary through December 31, 2001. Pro forma information as if the investment in Metacine had occurred as of January 1, 2000 has not been presented as the inclusion of such amounts would be immaterial to the results of operations of the Company for the years ended December 31, 2001 and 2000. As substantially all of Metacine's funding is being provided by the Company, 100% of the losses of Metacine are reflected in the accompanying statement of operations as equity in loss of Metacine.

Note 7. Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                                         December 31,
                                                  2001                 2000
                                                  -------------------------

        Finished goods                          $ 1,153,783     $ 1,073,195
        Work in process                           3,052,070       3,717,556
        Raw materials                             1,332,560       1,332,560
        Less reserve for excess inventory        (5,286,011)     (5,286,011)
                                                 -----------   ------------
                                                $   252,402     $   837,300
                                                 ===========   ============

     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     During   2001,   the  Company   converted  a  portion  of  its   interferon
intermediates (work in process inventory) into finished goods inventory.

     In light of the results to date of the Company's Phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at December 31, 2001 and 2000, reflect a reserve for excess inventory of $5,286,011.

     During 2000 and 1999, a portion of the reserve for excess inventory was reduced in the amount of $563,215 and $1,177,531, respectively.

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

Note 8.  Income Taxes

     As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $5,900,000 of net federal operating loss carryforwards, which expire from 2003 to 2006, are available to the Company upon ceasing to be a member of GP Strategies's consolidated return group in 1991. In addition, the Company has net federal operating loss carryforwards for periods subsequent to May 31, 1991, and through December 31, 2001 of approximately $95,700,000 that expire from 2006 to 2021. In addition, the Company had state net operating loss carryforwards of approximately $32,000,000 which expire from 2004 to 2008.

     The Company believes that the events culminating with the closing of its Common Stock Private Offering on November 6, 2000 may result in an "ownership change" under Internal Revenue Code, Section 382, with respect to its stock. The Company believes that as a result of the ownership change, the future utility of its pre-change net operating losses may be significantly limited. In addition, the Company has approximately $150,000 of research and development credit carryforwards, which expire in 2002 that are, in accordance with Internal
Revenue Code, Section 383, subject to the annual limitation under Internal Revenue Code Section 382.

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following as of December 31, 2001 and 2000:



Deferred tax assets                        2001                         2000
-------------------                        ----                         -----

Net operating loss carryforwards       $34,551,000                  $33,096,000
Tax credit carry-forwards                  150,000                      209,000
Inventory reserve                        2,114,000                    2,114,000
Property and equipment,
  principally due to differences
  in basis and depreciation                588,000                      510,000
In-process technology costs                937,000
                                        ----------                   -----------
Gross deferred tax asset                38,340,000                   35,929,000
Valuation allowance                    (38,340,000)                 (35,929,000)
                                       -----------                   -----------
Net deferred taxes                     $   ---                       $   ---
                                       ===========                   ===========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's history of annual net losses, that a full valuation allowance is appropriate. The change in the valuation allowance for 2001 and 2000 was $2,411,000 and $1,303,000, respectively.

     Based on the Company's net loss before income taxes in 2001, 2000 and 1999, the Company would have recorded a tax benefit. During each of these years, the Company recorded increases in the valuation allowance due to uncertainty regarding the realization of deferred taxes which reduced the Company's expected income tax benefit to zero in these years.

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

     During 2001, 2000 and 1999, the Company completed the sale of approximately $12 million, $19 million and $32 million of its New Jersey tax loss carryovers and received $0.97 million, $1.48 million and $2.35 million, which were recorded as a tax benefit from gains on sale of state net operating loss carryovers on its Consolidated Statement of Operations in 2001, 2000 and 1999, respectively.

Note 9.  Common Stock, Stock Options, Warrants and Other Shares Reserved

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

     During 2001, the Company did not grant any stock options. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $.88 and $.21 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield of 0.0%, risk-free interest rate of 6.1%, expected volatility of 142.4% and an expected life of 3.0 years; 1999 - expected dividend yield of 0.0%, risk-free interest rate of 6.1%, expected volatility of 116.4% and an expected life of 4.0 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan, and as options granted had exercise prices equal to the fair value on the date of grant, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                           2001          2000            1999
                                           ----          ----            ----

Net loss            as reported       $(7,249,576)   $(2,981,672)    $(3,602,083)
                    pro forma          (7,979,860)    (3,643,671)     (4,411,970)

Basic and diluted
  net loss per
  share             as reported       $      (.37)   $      (.25)    $      (.71)
                    pro forma                (.41)          (.30)           (.87)


         Employee stock option activity for options under the Plan during the periods indicated is as follows:
                                                Number of     Weighted-Average
                                                  Shares       Exercise Price
                                                ----------    ----------------
         Balance at December 31, 1998             538,089          $1.40

                  Granted                       1,487,792            .25
                  Forfeited                      (138,621)          1.40
                                                ----------
         Balance at December 31, 1999           1,887,260            .25

                  Granted                          61,710           1.10
                  Forfeited                        (2,580)           .25
                                                ----------
         Balance at December 31, 2000           1,946,390            .28

                   Exercised                       (2,244)           .25
                   Forfeited                      (13,525)           .35
                                                ----------
         Balance at December 31, 2001           1,930,621            .28


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

     At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.25-$1.25, and 2 years, respectively.

     At December 31, 2001, the number of options exercisable was 1,547,360, and the weighted-average exercise price of those options was $.27.

     FASB Interpretation No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("FIN 44"). It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee that apply to awards issued after December 15, 1998. The Company has evaluated the financial impact of FIN 44 and has determined that the repricing of employee stock options on October 27, 1999 falls within the guidance of FIN
44. On October 27, 1999, the Company repriced 429,475 stock options to $.25 per share. On July 1, 2000, the implementation date of FIN 44, 352,823 shares of the 429,475 shares were fully vested (exercisable) and the closing price of the Company's common stock on such date was $1.63 per share. Beginning on and after July 1, 2000, the Company is required to record compensation expense on the repriced vested options only when the market price exceeds $1.63 per share and only on the amount in excess of $1.63 per share. For the repriced unvested stock options, the intrinsic value measured at the July 1, 2000 effective date that is attributable to the remaining vesting period will be recognized over that future period. The unvested stock options at July 1, 2000 (76,652) were fully vested on January 1, 2001. On December 31, 2001, the closing price of the Company's common stock was $.45 per share and accordingly, under FIN 44, no compensation expense was recorded on the repriced fully vested stock options of July 1, 2000. However, under FIN 44, for the repriced unvested stock options of July 1, 2000, the Company calculated and recorded compensation expense of $5,553, subject to adjustment for changes in the stock price.

Information regarding all Options and Warrants

     Changes in options and warrants outstanding during the years ended December 31, 2001, 2000 and 1999, and options and warrants exercisable and shares reserved for issuance at December 31, 2001 are as follows:

     The following table includes all options and warrants including employee options (which are discussed above).

                                                 Price Range          Number of
                                                  Per Share           Shares
                                                 -----------          ---------
    Outstanding at December 31, 1998        $ 1.40   -   $ 77.90       720,911
    Granted                                    .25   -      1.00     1,987,792
    Terminated                                1.40   -     54.00      (141,671)
                                           ---------------------    -----------
    Outstanding at December 31, 1999           .25   -     77.90     2,567,032
    Granted                                    .56   -      1.50    14,631,279
    Terminated                                 .25   -     77.90       (90,975)
                                           ---------------------    -----------
    Outstanding at December 31, 2000           .25   -     48.00    17,107,336
    Exercised                                  .25                      (2,244)
    Terminated                                 .25   -     48.00       (77,938)
                                           ---------------------    -----------
    Outstanding at December 31, 2001           .25   -     36.00    17,027,154

===========
    Exercisable:

    December 31, 2001                          .25   -     36.00    16,643,893
                                                                    ==========
    Shares reserved for issuance:

    December 31, 2001                                               17,027,154
                                                                    ==========

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2001, include 26,964 shares under warrant agreements with the underwriters of a 1997 Stock Offering. The warrants are priced at $36.00 per share and expire on August 18, 2002.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2001, include 500,000 shares under a warrant agreement with GP Strategies. The warrants are priced at $1.00 per share and expire on March 25, 2004.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2001, include 11,635,451 shares under warrant agreements with the purchasers of a 2000 private offering. The warrants are priced at $1.50 per share and expire on April 17, 2005.

     Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2001, include 2,934,118 shares under a warrant agreement to purchase 1,467,059 units. Each unit consists of a share of common stock and a warrant to purchase an additional share of common stock at a price of $1.50 per share, exercisable at a price of $.66 per unit. The units were issued as compensation for services rendered to the Company in the 2000 private offering and expire on April 17, 2005.

Note 10.  Savings Plan

     The ISI Savings Plan (the "Savings Plan") permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of up to 15% of base compensation. The Company will match up to the 6% level of the participants' eligible contributions. The Savings Plan matches 40% in cash and 60% in the Company's common stock up to the 6% level. For 2001, the Company's contribution to the Savings Plan was $176,000, consisting of $66,666 in cash and $109,334 in stock. For 2000, the Company's contribution to the Savings Plan was $124,000, consisting of $43,802 in cash and $80,198 in stock. For 1999, the Company's contribution to the Savings Plan was $137,000, consisting of $37,024 in cash and $99,976 in stock.

Note 11.  Common Stock Compensation and Profit Sharing Plan

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

Note 12.  Related Party Transactions

     GP Strategies owns less than 5% of the Company's common stock as of December 31, 2001. The Company was a party to a management agreement with GP Strategies, pursuant to which certain legal, financial and administrative services had been provided by employees of GP Strategies. The fee for such services in 1999 was $120,000. Such costs were included in general and administrative expenses. The management agreement was terminated on March 27, 2000 (See Note 14).

     See Note 14 for information with respect to royalty obligations to GP Strategies.

Note 13.  Supplemental Statement of Cash Flow Information

     The Company paid no income taxes or interest during the three-year period ended December 31, 2001.

     During the years ended December 31, 2001, 2000 and 1999 the following non-cash financing and investing activities occurred:

2001:

     The Company issued 2,000,000 shares, with a guaranteed value of $1,850,000, of common stock and committed to provide $250,000 of services to be rendered by the Company to Metacine (see Note 6).

     The Company reduced the settlement share contra-equity account and the corresponding liability by $21,463 for settlement shares sold.

2000:

     The Company issued 870,000 shares, valued at $896,100, of common stock as settlement shares related to accounts payable (see Note 14).

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

Note 14.  Commitments

     The Company obtained human white blood cells used in the manufacture of ALFERON N Injection from several sources, including the Red Cross pursuant to a supply agreement dated April 1, 1997 (the "Supply Agreement"). The Company will not need to purchase more human white blood cells until such time as production of crude alpha interferon is resumed. Under the terms of the Supply Agreement, the Company was obligated to purchase a minimum amount of human white blood cells each month through March 1999 (the "Minimum Purchase Commitment"), with an aggregate Minimum Purchase Commitment during the period from April 1998 through March 1999 in excess of $3,000,000. As of November 23, 1998, the Company owed the Red Cross approximately $1.46 million plus interest at the rate of 6% per annum accruing from April 1, 1998 (the "Red Cross Liability") for white blood cells purchased pursuant to the Supply Agreement.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity (deficiency). Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". Due to the decline in the Company's stock price during 1999, an adjustment for $550,000 has been recorded with a corresponding charge to cost of goods sold. Due to the increase in the Company's stock price during the three months ended March 31, 2000 up to the date of sale by the Red Cross of all remaining Settlement Shares, an adjustment for $287,341 was recorded with a corresponding credit to cost of goods sold. During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated balance sheet at December 31, 2001 and 2000 was approximately $1,339,000 and $1,276,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price from October 30, 2000 to December 31, 2000, an adjustment for $524,000 has been recorded with a corresponding charge to cost of goods sold in 2000. Due to the increase in the Company's stock price during 2001 an adjustment for $65,713 was recorded with a corresponding credit to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,339,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

     Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000. In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares of Common Stock and a five-year warrant to purchase 500,000 shares of Common Stock at a price of $1 per share. The common stock and warrants issued to GP Strategies were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. The Company and GP Strategies are currently discussing restructuring the balance of the GP Strategies Debt. Under the terms of such agreement, GP Strategies has the right to sell the Company's real estate.

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

Note 15.  Quarterly Financial Data (unaudited)

The following summarizes the Company's unaudited quarterly results for 2001 and 2000.


2001 Quarters                            First         Second         Third          Fourth
                                         ------        ------         -----          ------
                   Thousands of dollars except per share data

Revenues                                 $  371        $  344         $  459         $  325
Gross profit (loss)(1)                     (269)          (56)          (267)            81
Net loss                                 (1,498)       (3,737)        (1,665)          (350)
Basic and diluted net loss per share       (.08)         (.19)          (.08)          (.02)


2000 Quarters                            First         Second         Third          Fourth
                                         ------        ------         -----          ------

                   Thousands of dollars except per share data

Revenues                                 $  163        $  158         $  324         $  424
Gross profit (loss)(1)                       68          (267)          (231)          (270)
Net loss                                   (813)         (820)        (1,272)           (77)
Basic and diluted net loss per share       (.15)         (.09)          (.08)            --


(1) Gross profit (loss) is calculated as revenue less cost of goods sold and excess/idle production costs and reduction of inventory reserve.


Note 16.  Fair Value of Financial Instruments

     The  carrying  values  of  financial  instruments,   assuming  the  Company
continues as a going concern, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable approximate fair values, because of the short term nature or interest rates that approximate current rates.

Note 17.  Agreement with Mayo

     In April 2001, the Company entered into a technology license agreement with Mayo Foundation for Medical Education and Research ("Mayo") under which the Company obtained certain technology rights. The Company has committed to fund approximately $400,000 of costs related to a clinical trial beginning in December 2001 and expected to be completed in early 2003. The Company paid Mayo $100,000 related to this clinical trial in 2001 and will owe other amounts upon the completion of certain parts of the trial, with the last payment due upon receipt of the final written report on the trial. The Company can terminate this agreement up to 60 days after receipt of this report. After expiration of this ability to terminate, the Company must issue 25,000 shares of the Company's common stock to Mayo and must pay milestone payments upon certain regulatory or other events and royalties on future sales, if any. In addition, the Company paid $60,000 to Mayo related to the agreement in 2001.

Note 18.  Subsequent Event

     In January 2002, the Company was notified that if past due property taxes on its facility of approximately $200,000 (which have not yet been paid) were not paid within 30 days, that a complaint may be filed to foreclose on the property.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1) The following financial statements are included in Part II, Item
8:


                                                                                          Page

        Independent Auditors' Report                                                        21

        Financial Statements:

           Consolidated Balance Sheets - December 31, 2001 and 2000                         22

           Consolidated Statements of Operations - Years ended
              December 31, 2001, 2000 and 1999                                              23

           Consolidated Statements of Changes in Stockholders' Equity
             (Deficiency) - Years ended December 31, 2001, 2000 and 1999                    24

           Consolidated Statements of Cash Flows - Years ended
              December 31, 2001, 2000 and 1999                                              25

           Notes to Consolidated Financial Statements                                       26

          (a)(2) The following is a list of all financial schedules for 2001, filed as part of this report:

           Schedule II - Valuation and Qualifying Accounts                                  42


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


Dated:  April 15, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                                       Date

/s/ Samuel H. Ronel             Chairman of the Board                       April 15, 2002
-------------------
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon          Chief Executive Officer and Director
----------------------          (Principal Executive Officer)               April 15, 2002
Lawrence M. Gordon

/s/ Stanley G. Schutzbank       President and Director                      April 15, 2002
-------------------------
Stanley G Schutzbank, Ph.D.

___________________             Director                                    April 15, 2002
Sheldon L. Glashow

/s/ Donald W. Anderson          Controller (Principal                       April 15, 2002
----------------------          Accounting and Financial
Donald W. Anderson              Officer)


         The foregoing constitutes a majority of the members of the Board of Directors.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                  Additions
                                 Balance at       Charged to                          Balance at
                                 Beginning        Costs, Provisions                   End of
Description                      Of Period        and Expenses          Deductions    Period


Year ended December 31, 2001
Valuation and qualifying accounts
 deducted from assets to which they
 apply:
Reserve for excess inventory      $5,286,011       $                    $             $5,286,011

Year ended December 31, 2000
Valuation and qualifying accounts
 deducted from assets to which they
 apply:
Reserve for excess inventory      $6,225,185       $                (a)$  939,174     $5,286,011

Year ended December 31, 1999
Valuation and qualifying accounts
 deducted from assets to which they
 apply:
Reserve for excess inventory      $10,344,551      $                (b)$4,119,366     $6,225,185




Notes:

(a) Deductions include $563,215 for the reduction of a portion of the reserve for excess inventory and $375,959 for the usage of the reserve to write-off inventory.

(b) Deductions include $1,177,531 for the reduction of a portion of the reserve for excess inventory, $139,132 for the usage of a portion of the reserve to write-off excess inventory and $2,802,703 to write-off expired inventory.

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

                                                                      Exhibit 21

                         Subsidiaries of the Registrant



         Name                                                Jurisdiction


Interferon Sciences Development Corporation                  Delaware

                                                                    Exhibit 23.1


                          INDEPENDENT AUDITORS' CONSENT



THE BOARD OF DIRECTORS
INTERFERON SCIENCES, INC.

     We consent to the incorporation by reference in (i) the Registration Statement (No. 33-64921) on Form S-3, (ii) the Registration Statement (No. 333-04381) on Form S-3, (iii) the Registration Statement (No. 333-19451) on Form S-3, (iv) the Registration Statement (No. 33-30209) on Form S-8, (v) the Registration Statement (No. 333-34203) on Form S-3, and (vi) the Registration Statement (No. 333-43078) on Form S-1 filed on November 6, 2000 of Interferon
Sciences, Inc. of our report dated February 20, 2002 with respect to the consolidated balance sheets of Interferon Sciences, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2001, and the related financial statement schedule, which report appears in the December 31, 2001 Annual Report on Form 10-K of Interferon Sciences, Inc. Our report dated February 20, 2002, contains an explanatory paragraph that states the Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

                                                                    /s/ KPMG LLP


Princeton, New Jersey
April 15, 2002