Form 10-K/A
period 2001-12-31
INTERFERON SCIENCES INC
filed 2002-04-30
CIK 351532

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

                                 Yes X No ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of April 22, 2002, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $2,653,775 based on the last reported sale price of such stock on the OTC Bulletin Board on April 22, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at April 22, 2002
       -----                               ------------------------------

Common Stock, par value $.01 per share       20,413,657 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

     The Company's 10K for the year ended December 31, 1999 is hereby amended by including Part III as follows:

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below are the officers and directors of the Company as of April 16, 2001.

     Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined GP Strategies in 1970 and served as the Vice President of Research and Development of GP Strategies and as the President of Hydro Med Sciences, a division of GP Strategies, from 1976 to September 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997. Since 1999 he has been a member of the Technology Advisory Board of the New Jersey Economic Development Authority. Age 66.

     Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996. Age 48.

     Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined GP Strategies in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of GP Strategies from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society
(RAPS) and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of RAPS. In October 2000, Dr. Schutzbank received the Leonard J. Stauffer Award from RAPS. RAPS gives this award once each year to a Regulatory Affairs Certified (RAC) individual who exemplifies outstanding service to the RAC Program and/or mentoring in the regulatory affairs profession. Age 56.

     Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. He was an officer of various subsidiaries of GP Strategies from 1976 to September 1996. Age 52.

     Mei-June Liao, Ph.D. has been Vice President, Research and Development of the Company since March 1995. She has served as a Director, Research & Development since 1987, and held senior positions in the Company's Research & Development Department since 1983. Dr. Liao received her Ph.D. from Yale
University and completed a three-year postdoctoral appointment at the Massachusetts Institute of Technology under the direction of Nobel Laureate in Medicine, Professor H. Gobind Khorana. Dr. Liao has authored many scientific publications and invention disclosures. Age 51.

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

     Robert P. Hansen has been Vice President, Manufacturing of the Company since February 1997. He served as a Director of Manufacturing since 1995, and held senior positions in the Company's Manufacturing Department since 1987. Age 57.

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

Item 11.   Executive Compensation

     The following table presents the compensation paid by the Company to its five most highly compensated executive officers for the years ended December 31, 2001, 2000 and 1999.



                           SUMMARY COMPENSATION TABLE
                                                                                      Long-Term
                                                      Annual Compensation         Compensation Awards
                                                      -------------------      -----------------------------
                                                                                Stock             All Other
                                    Year              Salary       Bonus       Options           Compensation
Name and Principal Position                            ($)         ($)          (#)                 ($) (2)
---------------------------         ----              ------      ------       --------          ------------

Lawrence M. Gordon (1)              2001              321,619        - 0 -         - 0 -            12,182
Chief Executive Officer             2000              328,790        - 0 -         - 0 -            12,275
                                    1999              135,500(1)     - 0 -       400,000             9,368

Samuel H. Ronel, Ph.D.              2001              179,400        - 0 -         - 0 -            17,125
Chairman of the Board               2000              190,250        - 0 -         - 0 -            13,733
                                    1999              102,750(1)     - 0 -       250,000             9,151

Stanley G. Schutzbank, Ph.D.        2001              257,500        - 0 -         - 0 -            13,435
President                           2000              248,112        - 0 -         - 0 -            13,375
                                    1999              123,113(1)     - 0 -       400,000             8,533

James R. Knill, M.D.                2001              181,150        - 0 -         - 0 -
15,650
Vice President                      2000              128,995        4,000         - 0 -            11,703
Medical Affairs                     1999              120,658(1)     - 0 -        50,375            12,880

Mei-June Liao, Ph.D.                2001              145,500        - 0 -         - 0 -             9,918
Vice President, Research            2000              124,747        4,000         - 0 -             7,615
and Development                     1999              113,075(1)     - 0 -        81,075             7,102

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


     The following table sets forth information for the named executive officers regarding the unexercised options held at December 31, 2001. No options were exercised by the named executive officers during the year ended December 31, 2001.


                   AGGREGATED DECEMBER 31, 2001 OPTION VALUES



                                Number of Unexercised         Value of Unexercised
                                     Options at               In-the-Money Options at
                                December 31, 2001(#)          December 31, 2001($)(1)
                                Exercisable/Unexercisable    Exercisable/Unexercisable
                                -------------------------    -------------------------

Lawrence M. Gordon              409,005        100,000        $81,801        $20,000
Samuel H. Ronel, Ph.D.          249,765         62,500         49,953         12,500
Stanley G. Schutzbank, Ph.D.    384,875        100,000         76,975         20,000
James R. Knill, M.D              51,182         12,593         10,236          2,519
Mei-June Liao, Ph.D.             78,847         20,268         15,769          4,054

-------------------

(1) Calculated based on the closing price of the Common Stock as reported on the OTC Bulletin Board on December 31, 2001.


Item 12.  Security Ownership Of Directors And Named Executive Officers

Principal Stockholders

     The following table sets forth the number of shares of Common Stock beneficially owned as of April 22, 2002, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

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

     The following table sets forth, as of April 22, 2002, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.



                                                                Of Total Number
                                                                of Shares
                                                                Beneficially
                                    Total Number   Percent of   Owned
                                    of Shares      Common       Shares which
                                    Beneficially   Stock        May be Acquired
Name                                Owned          Owned(1)     Within 60 Days
----                                ------------   ----------   ---------------

Samuel H. Ronel, Ph.D.                346,679        1.3%          312,265
Lawrence M. Gordon                    541,863        2.1%          509,005
Stanley G. Schutzbank, Ph.D.          517,012        1.9%          484,875
Sheldon L. Glashow                     12,250         *             12,250
Directors and Executive
 Officers as a Group
 (8 persons)                        1,776,230        6.3%        1,595,603
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





Dated:  April 30, 2002