Form 10-Q
period 2002-03-31
INTERFERON SCIENCES INC
filed 2002-05-20
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended March 31, 2002

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of April 26, 2002.

                   Common Stock               20,413,657 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                           Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     March 31, 2002 and December 31, 2001. . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months Ended March 31, 2002 and 2001. . . . . . . . . . . . . . . .2

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity (Deficiency)--
     Three Months Ended March 31, 2002 . . . . . . . . . . . . . . . . . . . .3

   Consolidated Condensed Statements of Cash Flows--
     Three Months Ended March 31, 2002 and 2001. . . . . . . . . . . . . . . .4

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . 5-10

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .11-16

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

     KPMG LLP, the Company's independent accountants, were not engaged to and did not perform a review of this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, "Interim Financial Information", although such a review is required, as the Company lacks sufficient funds to pay for this review.


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      March 31,        December 31,
                                                        2002               2001
                                                     (Unaudited)
                                                   ------------------------------

ASSETS
Current assets
  Cash and cash equivalents                         $    475,667      $ 1,184,889
  Accounts and other receivables                         288,692          123,389
  Inventories, net of reserves of
   $5,191,673 and $5,286,011, respectively                                252,402
  Prepaid expenses and other current assets               32,598           17,608
                                                   -------------    -------------
Total current assets                                     796,957        1,578,288
                                                   -------------    -------------
Property, plant and equipment, at cost                12,854,834       12,854,834
Less accumulated depreciation                        (10,875,571)     (10,776,342)
                                                   -------------    -------------
                                                       1,979,263        2,078,492
                                                   -------------    -------------
Patent costs, net of accumulated amortization            153,300          160,342
Other assets                                                 100           10,100
                                                   -------------    -------------
Total assets                                       $   2,929,620    $   3,827,222
                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses            $   2,737,622    $   2,653,209
  Guaranteed value of ISI stock and
   in-kind services due Metacine                       1,700,000        1,700,000
  Note payable and amount due GP Strategies              400,245          495,745
                                                   -------------    -------------
Total current liabilities                              4,837,867        4,848,954
                                                   -------------    -------------
Equity in losses in excess of
  investment in Metacine                                 402,833          290,994
                                                   -------------    -------------
Commitments and contingencies

Stockholders' equity (deficiency)
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-20,377,830 and
 20,308,031 shares, respectively                         203,778          203,080
Capital in excess of par value                       138,433,917      138,407,621
Accumulated deficit                                 (140,332,775)    (139,043,427)
Consideration shares subject to guaranteed value        (440,000)        (520,000)
Settlement shares                                       (176,000)        (360,000)
                                                   -------------     ------------
Total stockholders' equity (deficiency)               (2,311,080)      (1,312,726)
                                                   -------------     ------------
Total liabilities and stockholders'
  equity (deficiency)                               $  2,929,620    $   3,827,222
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    784,446    $    370,645
                                                  -------------   -------------
Total revenues                                          784,446         370,645
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      819,670         640,108
Research and development                                468,108         587,233
General and administrative                              579,563         673,107
Other expenses                                           80,000
                                                  -------------   -------------
Total costs and expenses                              1,947,341       1,900,448
                                                  -------------   -------------
Loss from operations                                 (1,162,895)     (1,529,803)

Interest income (expense), net                          (14,614)         32,080

Equity in loss of Metacine                             (111,839)
                                                  -------------   -------------
Net loss                                           $ (1,289,348)    $(1,497,723)
                                                  =============   =============

Basic and diluted net loss per share               $       (.06)    $      (.08)
                                                  =============   =============
Weighted average number of shares outstanding        20,341,314      17,962,372
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.





                                                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                       THREE MONTHS ENDED MARCH 31, 2002
                                                                  (Unaudited)

                                                                            Consideration                      Total
                                             Capital                        shares subject                  stockholders'
                       Common Stock         in excess       Accumulated     to guaranteed     Settlement       equity
                     Shares      Amount    of par value      deficit            value           shares      (deficiency)
                     ------------------    ------------    -------------    --------------    ----------    -------------
Balance at
 Dec. 31, 2001    20,308,031   $203,080    $138,407,621    $(139,043,427)     $ (520,000)     $ (360,000)    $(1,312,726)

Common stock
 issued under
 Company 401(k)
 Plan                 69,799        698          26,296                                                           26,994

Market value
 adjustment                                                                       80,000         184,000         264,000

Net loss                                                      (1,289,348)                                     (1,289,348)
                 --------------------------------------------------------------------------------------------------------
Balance at
 March 31, 2002   20,377,830   $203,778    $138,433,917    $(140,332,775)     $ (440,000)     $ (176,000)    $(2,311,080)


The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               Three Months Ended
                                    March 31,
                                                         --------------------------
                                                           2002         2001
                                                         ------------  ------------

Cash flows from operating activities:

  Net loss                                               $(1,289,348)  $(1,497,723)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            106,271       126,695
    Equity in loss of Metacine                               111,839
    Noncash compensation expense                              26,994        36,240
    Reduction of inventory reserve                           (94,338)
    Market value adjustment                                  264,000        81,807
    Change in operating assets and liabilities:
     Inventories                                             346,740       159,534
     Accounts and other receivables                         (165,303)    1,457,178
     Prepaid expenses and other current assets               (14,990)      (16,125)
     Accounts payable and accrued expenses                    84,413       (97,008)
     Amount due to GP Strategies                               4,500         7,500
                                                         ------------  ------------
    Net cash (used for) provided by operating
      activities                                            (619,222)      258,098
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (42,570)
  Reduction of (investments in) other assets                  10,000       (87,500)
                                                         ------------  ------------
  Net cash provided by (used for) investing activities        10,000      (130,070)
                                                         ------------  ------------
Cash flows from financing activities:
  Repayment of note payable to GP Strategies                (100,000)
  Proceeds from exercise of common stock options                               561
                                                         ------------  ------------
Net cash (used for) provided by financing activities        (100,000)          561
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents        (709,222)      128,589

Cash and cash equivalents at beginning of period           1,184,889     3,658,805
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   475,667   $ 3,787,394
                                                         ============  ============
Noncash items:
 Settlement shares sold                                  $             $    21,463
                                                         ============  ============



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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of March 31, 2002, the Company had an accumulated deficit of approximately $140.3 million. For the three months ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999, the Company had losses from operations of approximately $1.2 million, $7.8 million, $4.5 million and $5.4 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     At March 31, 2002, the Company had approximately $475,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the Company has sufficient resources to enable the Company to continue operations until the end of May 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

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

 Note 3.  Inventories

      Inventories consist of the following:

                                               March 31,        December 31,
                                                 2002               2001
                                            --------------     --------------
     Finished goods                         $   807,043         $ 1,153,783
     Work in process                          3,052,070           3,052,070
     Raw materials                            1,332,560           1,332,560
     Less reserve for excess inventory       (5,191,673)         (5,286,011)
                                           ---------------     --------------
                                            $    ---            $   252,402
                                         ================     ===============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at March 31, 2002 and December 31, 2001, reflect a reserve for excess inventory of $5,191,673 and $5,286,011, respectively.

     During the three months ended March 31, 2002, a portion of the reserve for excess inventory was reduced in the amount of $94,338.

Note 4. Agreement with GP Strategies Corporation

     Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. The Company and GP Strategies are currently discussing restructuring the balance of the GP Strategies Debt. Under the terms of such agreement GP Strategies has the right to sell the Company's real estate.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity (deficiency). Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at March 31, 2002 and December 31, 2001 was approximately $1,355,000 and $1,339,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the three months ended March 31, 2002 and 2001, an adjustment for $184,000 and $81,807, respectively, was recorded with a corresponding charge to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,355,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

Note 6.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. The $100,000 paid for the option was recorded as investment in Metacine and other assets in 2000.

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

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D") in 2001, in order to reduce the Company's investment in Metacine to the Company's proportionate share of Metacine's net assets. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to research utilizing dendritic cells for the treatment of various diseases. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at March 31, 2002 and December 31, 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine for the three months ended March 31, 2002 and during 2001 were immaterial and as such, the liability remained unchanged at March 31, 2002 and December 31, 2001. The investment has been further reduced to $(402,833) and $(290,994) at March 31, 2002 and December 31, 2001, respectively, by the Company's equity in the loss of Metacine for the periods from April 9, 2001 through March 31, 2002 and from April 9, 2001 through December 31, 2001, respectively, and is recorded in long-term liabilities. As the liability to Metacine remains unsettled until such time as Metacine sells the shares, the Company has recorded the shares issued to Metacine as a debit ("Consideration shares subject to guaranteed value") within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to Metacine, until such time as Metacine sells its shares, would impact the value of the shares held by Metacine and accordingly require an adjustment to Consideration shares subject to guaranteed value. Due to the decline in the Company's stock price during the three months ended March 31, 2002, an adjustment for $80,000 was recorded with a corresponding charge to other expenses. Pro forma information as if the investment in Metacine had occurred as of January 1, 2000 has not been presented as the inclusion of such amounts would be immaterial to the results of operations of the Company for the years ended December 31, 2001 and 2000. As substantially all of Metacine's funding is being provided by the Company, 100% of the losses of Metacine are reflected in the accompanying statement of operations as equity in loss of Metacine.

Note 7.           Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002.

     Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset was identified as having an indefinite useful life, the Company would be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption of SFAS No. 142, the Company does not have any goodwill and has unamortized identifiable intangible assets of approximately $160,000, all of which is subject to the transition provisions of SFAS No. 142. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Since 1981, the Company has been primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. The Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain types of genital warts. However, the Company has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications. The future revenues and profitability of, and availability of capital for, biotechnology companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. The Company has primarily financed its operations to date through private placements, public offerings of the Company's securities, and the sale of the Company's New Jersey tax loss carryovers.

     Management is continuing to pursue raising additional capital by either (i) issuing securities in a private or public equity offering or (ii) licensing the rights to its injectable Natural Alpha Interferon for one or more indications. This may be more difficult in the future in light of the FDA's requirement for the Company to conduct additional Phase 3 studies of ALFERON N Injection in the treatment of patients infected with the human immunodeficiency virus and hepatitis C virus. Management also is seeking to enter into mergers, joint ventures or other collaborations in the areas of cancer, infectious diseases and immunology that could provide the additional resources necessary to advance the Company's most valuable programs. The Company's strategy is to utilize its expertise in regulatory affairs, clinical trials, manufacturing, and research and development to acquire equity participations in early stage companies. There can be no assurances, however, that the Company will be successful in obtaining an adequate level of financing, on terms that are acceptable to the Company, needed to continue operations.

Liquidity and Capital Resources

     As of April 26, 2002, the Company had approximately $450,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until the end of May 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated February 20, 2002, on the Company's consolidated financial statements as of and for the year ended December 31, 2001 includes an explanatory paragraph that states that the Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity (deficiency). Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at March 31, 2002 and December 31, 2001 was approximately $1,355,000 and $1,339,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the three months ended March 31, 2002 and 2001, an adjustment for $184,000 and $81,807, respectively, was recorded with a corresponding charge to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,355,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

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





Results of Operations

Three Months Ended March 31, 2002 Versus Three Months Ended March 31, 2001

     For the three months ended March 31, 2002 and 2001, the Company had revenues from the sale of ALFERON N Injection of $784,446 and $370,645, respectively. During the first quarter of 2002, the Company notified its customers of a price increase for ALFERON N Injection. As a result, several wholesalers purchased above normal quantities of ALFERON N Injection ahead of the price increase which resulted in greater than normal sales in the three months ended March 31, 2002.

     In the three months ended March 31, 2002, the Company sold, through its distributor, to wholesalers and other customers in the United States 5,871 vials of ALFERON N Injection, compared to 2,827 vials sold by the Company during the three months ended March 31, 2001. In addition, foreign sales of ALFERON N Injection were zero and 25 vials for the three months ended March 31, 2002 and 2001, respectively.

     Cost of goods sold and excess/idle production costs totaled $819,670 and $640,108 for the three months ended March 31, 2002 and 2001, respectively. Excess/idle production costs in the three months ended March 31, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. However, higher unit sales in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 contributed to higher cost of goods sold. In addition, based on changes in the value of the Settlement Shares, for the three months ended March 31, 2002, cost of goods sold was charged for $184,000 as compared to $81,807 for the three months ended March 31, 2001.

     Research and development expenses during the three months ended March 31, 2002 of $468,108 decreased by $119,125 from $587,233 for the same period in 2001, due to decreases in both external research payments and internal research costs.

     General and administrative expenses for the three months ended March 31, 2002 were $579,563 as compared to $673,107 for the same period in 2001. The decrease of $93,544 was principally due to decreases in consulting and public relations expenses.

     Based on changes in the value of the Consideration Shares subject to guaranteed value, for the three months ended March 31, 2002, other expenses were charged for $80,000.

     Interest expense, net, for the three months ended March 31, 2002 was $14,614 and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income. Interest income, net, for the three months ended March 31, 2001 was $32,080 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt.

     Equity in loss of Metacine for the three months ended March 31, 2002 was $111,839 and represents the Company's equity in loss of Metacine for such period.

     As a result of the foregoing, the Company incurred net losses of $1,289,348 and $1,497,723 for the three months ended March 31, 2002 and 2001, respectively.




Forward-Looking Statements

     This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risk that the Company will run out of cash; uncertainty of obtaining additional funding for the Company; uncertainty of obtaining United States regulatory approvals for the additional uses under development for the Company's FDA-approved product and foreign regulatory approvals, if sought, and if such approvals are obtained, uncertainty of the successful commercial development of such product; substantial competition from companies with substantially greater resources than the Company in the Company's present and potential businesses; no guaranteed source of required materials for the Company's product; dependence on certain contractors to manufacture or distribute the Company's product; potential adverse side effects from the use of the Company's product; potential patent infringement claims against the Company; possible inability of the Company to protect its technology; limited production experience of the Company; risk of product liability; and risk of loss of key management personnel, all of which are difficult to predict and many of which are beyond the control of the Company.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended March 31, 2002.

                            INTERFERON SCIENCES, INC.

                                 March 31, 2002




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                            INTERFERON SCIENCES, INC.




DATE:  May 16, 2002   By:  /s/ Lawrence M. Gordon
                               -------------------
                               Lawrence M. Gordon
                               Chief Executive Officer




DATE:  May 16, 2002                              By:  /s/ Donald W. Anderson
                               Donald W. Anderson
                                                          Controller