Form 10-Q
period 2002-06-30
INTERFERON SCIENCES INC
filed 2002-08-19
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended June 30, 2002

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of July 25, 2002.

                   Common Stock               20,582,632 shares






                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     June 30, 2002 and December 31, 2001. . . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Six Months Ended June 30, 2002 and 2001 . . . . . . . .2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity (Deficiency)--
     Six Months Ended June 30, 2002 . . . . . . . . . . . . . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--
     Six Months Ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . .6-12

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 13-19

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



                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       June 30,       December 31,
                                                         2002             2001
                                                     (Unaudited)
ASSETS                                              ------------------------------

Current assets
  Cash and cash equivalents                         $    251,451      $ 1,184,889
  Accounts and other receivables                          20,855          123,389
  Inventories, net of reserves of
   $5,108,793 and $5,286,011, respectively                                252,402
  Prepaid expenses and other current assets               35,258           17,608
                                                   -------------    -------------
Total current assets                                     307,564        1,578,288
                                                   -------------    -------------
Property, plant and equipment, at cost                12,854,834       12,854,834
Less accumulated depreciation                        (10,974,801)     (10,776,342)
                                                   -------------    -------------
                                                       1,880,033        2,078,492
                                                   -------------    -------------
Patent costs, net of accumulated amortization            146,259          160,342
Other assets                                                 100           10,100
                                                   -------------    -------------
Total assets                                       $   2,333,956    $   3,827,222
                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses            $   2,832,934    $   2,653,209
  Guaranteed value of ISI stock and
   in-kind services due Metacine                       1,700,000        1,700,000
  Note payable and amount due GP Strategies              404,745          495,745
                                                   -------------    -------------
Total current liabilities                              4,937,679        4,848,954
                                                   -------------    -------------
Convertible notes payable                                225,000
                                                   -------------    -------------
Equity in losses in excess of
  investment in Metacine                                 527,172          290,994
                                                   -------------    -------------
Commitments and contingencies

Stockholders' equity (deficiency)
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-20,533,768 and
 20,308,031 shares, respectively                         205,338          203,080
Capital in excess of par value                       138,452,701      138,407,621
Accumulated deficit                                 (141,761,934)    (139,043,427)
Consideration shares subject to guaranteed value        (180,000)        (520,000)
Settlement shares                                        (72,000)        (360,000)
                                                   -------------     ------------
Total stockholders' equity (deficiency)               (3,355,895)      (1,312,726)
                                                   -------------     ------------
Total liabilities and stockholders'
  equity (deficiency)                               $  2,333,956    $   3,827,222
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    175,636    $    343,817
                                                  -------------   -------------
Total revenues                                          175,636         343,817
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      421,026         399,677
Research and development                                377,269         590,296
General and administrative                              402,951         728,181
Acquisition of in-process technology                                  2,341,418
Other expenses                                          260,000
                                                  -------------   -------------
Total costs and expenses                              1,461,246       4,059,572
                                                  -------------   -------------
Loss from operations                                 (1,285,610)     (3,715,755)

Interest income (expense), net                          (19,210)          6,638

Equity in loss of Metacine                             (124,339)        (27,445)
                                                  -------------   -------------
Net loss                                           $ (1,429,159)    $(3,736,562)
                                                  =============   =============

Basic and diluted net loss per share               $       (.07)    $      (.19)
                                                  =============   =============
Weighted average number of shares outstanding        20,453,748      19,866,044
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.


























                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    960,082    $    714,462
                                                  -------------   -------------
Total revenues                                          960,082         714,462
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                    1,240,696       1,039,785
Research and development                                845,377       1,177,529
General and administrative                              982,514       1,401,288
Acquisition of in-process technology                                  2,341,418
Other expenses                                          340,000
                                                  -------------   -------------
Total costs and expenses                              3,408,587       5,960,020
                                                  -------------   -------------
Loss from operations                                 (2,448,505)     (5,245,558)

Interest income (expense), net                          (33,824)         38,718

Equity in loss of Metacine                             (236,178)        (27,445)
                                                  -------------   -------------
Net loss                                           $ (2,718,507)    $(5,234,285)
                                                  =============   =============

Basic and diluted net loss per share               $       (.13)    $      (.28)
                                                  =============   =============
Weighted average number of shares outstanding        20,397,842      18,919,467
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.




                                                     INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                         SIX MONTHS ENDED JUNE 30, 2002
                                                                  (Unaudited)

                                                                            Consideration                      Total
                                             Capital                        shares subject                  stockholders'
                       Common Stock         in excess       Accumulated     to guaranteed     Settlement       equity
                     Shares      Amount    of par value      deficit            value           shares      (deficiency)
                     ------------------    ------------    -------------    --------------    ----------    -------------

Balance at
 Dec. 31, 2001    20,308,031   $203,080    $138,407,621    $(139,043,427)     $ (520,000)     $ (360,000)    $(1,312,726)

Common stock
 issued under
 Company 401(k)
 Plan                225,737      2,258          45,080                                                           47,338

Market value
 adjustment                                                                      340,000         288,000         628,000

Net loss                                                      (2,718,507)                                     (2,718,507)
                 --------------------------------------------------------------------------------------------------------
Balance at
 June 30, 2002    20,533,768   $205,338    $138,452,701    $(141,761,934)     $ (180,000)     $  (72,000)    $(3,355,895)




The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                Six Months Ended
                                    June 30,
                                                         --------------------------
                                                           2002         2001
                                                         ------------  ------------

Cash flows from operating activities:
  Net loss                                               $(2,718,507)  $(5,234,285)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            212,542       253,550
    Acquisition of in-process research and development                   2,341,418
    Equity in loss of Metacine                               236,178        27,445
    Noncash compensation expense                              47,338        59,277
    Reduction of inventory reserve                          (177,218)
    Provision for notes receivable                                          87,500
    Market value adjustment                                  628,000        (9,713)
    Change in operating assets and liabilities:
     Inventories                                             429,620       275,984
     Accounts and other receivables                          102,534     1,522,927
     Prepaid expenses and other current assets               (17,650)       (6,097)
     Accounts payable and accrued expenses                   179,725       (82,715)
     Amount due to GP Strategies                               9,000        15,936
                                                         ------------  ------------
    Net cash used for operating activities                (1,068,438)     (748,773)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (46,994)
  Reduction of (investments in) other assets                  10,000      (387,500)
                                                         ------------  ------------
  Net cash provided by (used for) investing activities        10,000      (434,494)
                                                         ------------  ------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                    225,000
  Repayment of note payable to GP Strategies                (100,000)
  Proceeds from exercise of common stock options                               561
                                                         ------------  ------------
Net cash provided by financing activities                    125,000           561
                                                         ------------  ------------
Net decrease in cash and cash equivalents                   (933,438)   (1,182,706)

Cash and cash equivalents at beginning of period           1,184,889     3,658,805
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   251,451   $ 2,476,099
                                                         ============  ============
Noncash items:
 Guaranteed value of common stock issued to
   and in-kind services due Metacine                     $             $ 2,100,000
                                                         ============  ============
 Settlement shares sold                                  $             $    21,463
                                                         ============  ============



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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of June 30, 2002, the Company had an accumulated deficit of approximately $141.8 million. For the six months ended June 30, 2002 and the years ended December 31, 2001, 2000 and 1999, the Company had losses from operations of approximately $2.4 million, $7.8 million, $4.5 million and $5.4 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     At June 30, 2002, the Company had approximately $250,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the Company has sufficient resources to enable the Company to continue operations until the end of August 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

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

     In addition, the Company is continuing its efforts to sell the ALFERON N Injection business or license the rights to sell ALFERON N Injection, and is in preliminary discussions with several parties. Due to the Company's precarious financial position, if such a transaction cannot be completed in a reasonably short period of time, the Company would reevaluate its options which would include a substantial curtailing or complete cessation of the ALFERON N Injection business.

 Note 3.  Inventories

      Inventories consist of the following:

                                               June 30,         December 31,
                                                 2002               2001
                                            --------------     --------------
     Finished goods                         $   724,163         $ 1,153,783
     Work in process                          3,052,070           3,052,070
     Raw materials                            1,332,560           1,332,560
     Less reserve for excess inventory       (5,108,793)         (5,286,011)
                                           ---------------     --------------
                                            $    ---            $   252,402
                                         ================     ===============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at June 30, 2002 and December 31, 2001, reflect a reserve for excess inventory of $5,108,793 and $5,286,011, respectively.

     During the six months ended June 30, 2002, a portion of the reserve for excess inventory was reduced in the amount of $177,218.

Note 4. Agreement with GP Strategies Corporation

     Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. The Company and GP Strategies are currently discussing restructuring the balance of the GP Strategies Debt. Under the terms of such agreement GP Strategies has the right to sell the Company's real estate, but has not commenced action to do so.

     In July 2002, the Company was sued in action seeking foreclosure of the Company's property due to non-payment of approximately $ 450,000 in taxes. The Company has until August 23, 2002 to answer the complaint. After such time, the plaintiff has the right to seek an order giving the Company, GP Strategies or the American Red Cross 30 days to pay the unpaid taxes. If the taxes remain unpaid, the court may make the plaintiff the owner of the property and extinguish the liens of GP Strategies and the American Red Cross. The Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur. GP Strategies or the American Red Cross may also pay the unpaid taxes and have the amount of the payment added to their liens, although there can be no assurance they will do so. The Company is currently attempting to refinance the property to pay the taxes and repay the current lienholders. There can be no assurance the Company will be successful in refinancing the property.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity (deficiency). Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at June 30, 2002 and December 31, 2001 was approximately $1,371,000 and $1,339,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the six months ended June 30, 2002, an adjustment for $288,000 was recorded with a corresponding charge to cost of goods sold. Due to the increase in the Company's stock price during the six months ended June 30, 2001, an adjustment for $9,713 was recorded with a corresponding credit to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,371,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

Note 6.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. The $100,000 paid for the option was recorded as investment in Metacine and other assets in 2000.

     On April 9, 2001, the Company exercised its option to acquire an 86% equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not, as yet, made Deficiency Payments in the amount of $400,000 for each of the quarters ended December 31, 2001, March 31, 2002, and June 30, 2002. The Company is currently discussing various options regarding the Deficiency Payments with Metacine. If Metacine sells all of the 2,000,000 shares received and the cumulative proceeds from the sales and any Deficiency Payments are less than $1,850,000, the Company may issue to Metacine additional shares of common stock at the Company's full discretion. These additional shares would be treated in the same manner as the original 2,000,000 shares. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company to the extent these proceeds exceed $1,850,000. All additional proceeds beyond the $1,850,000 and repayment of Deficiency Payments, if any, would be for the benefit of Metacine. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments. Since the Company has not made $1,200,000 in Deficiency Payments and has not rendered $250,000 of services to Metacine, Metacine could request 400,000 Metacine shares currently held in escrow to satisfy the Company's past due obligations.

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

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D") in 2001, in order to reduce the Company's investment in Metacine to the Company's proportionate share of Metacine's net assets. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to research utilizing dendritic cells for the treatment of various diseases. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at June 30, 2002 and December 31, 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine for the six months ended June 30, 2002 and during 2001 were immaterial and as such, the liability remained unchanged at June 30, 2002 and December 31, 2001. The investment has been further reduced to $(527,172) and $(290,994) at June 30, 2002 and December 31, 2001, respectively, by the Company's equity in the loss of Metacine for the periods from April 9, 2001 through June 30, 2002 and from April 9, 2001 through December 31, 2001, respectively, and is recorded in long-term liabilities. As the liability to Metacine remains unsettled until such time as Metacine sells the shares, the Company has recorded the shares issued to Metacine as a debit ("Consideration shares subject to guaranteed value") within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to Metacine, until such time as Metacine sells its shares, would impact the value of the shares held by Metacine and accordingly require an adjustment to Consideration shares subject to guaranteed value. Due to the decline in the Company's stock price during the six months ended June 30, 2002, an adjustment for $340,000 was recorded with a corresponding charge to other expenses. Pro forma information as if the investment in Metacine had occurred as of January 1, 2000 has not been presented as the inclusion of such amounts would be immaterial to the results of operations of the Company for the years ended December 31, 2001 and 2000. As substantially all of Metacine's funding is being provided by the Company, 100% of the losses of Metacine are reflected in the accompanying statement of operations as equity in loss of Metacine.

Note 7.  Convertible Notes Payable

     In August 2002, the Company completed a private placement of $ 500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. $ 250,000 of the convertible notes are due January 31, 2003 and the other $ 250,000 of the convertible notes are due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The transaction is subject to approval by the shareholders of the Company.

Note 8.  Recently Issued Accounting Standards

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

     In addition, the Company is continuing its efforts to sell the ALFERON N Injection business or license the rights to sell ALFERON N Injection, and is in preliminary discussions with several parties. Due to the Company's precarious financial position, if such a transaction cannot be completed in a reasonably short period of time, the Company would reevaluate its options which would include a substantial curtailing or complete cessation of the ALFERON N Injection business.

Liquidity and Capital Resources

     In August 2002, the Company completed a private placement of $ 500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. $ 250,000 of the convertible notes are due January 31, 2003 and the other $ 250,000 of the convertible notes are due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The transaction is subject to approval by the shareholders of the Company. As of August 15, 2002, the Company had approximately $85,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until the end of August 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated February 20, 2002, on the Company's consolidated financial statements as of and for the year ended December 31, 2001 includes an explanatory paragraph that states that the Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern.

     On April 9, 2001, the Company exercised its option to acquire a substantial equity interest in Metacine, Inc. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received, from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. In October 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not, as yet, made Deficiency Payments in the amount of $400,000 for each of the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002. The Company is currently discussing various options regarding the Deficiency Payments with Metacine. In the event that and to the extent that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company.

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

     During December 2001, 2000 and 1999, the Company completed the sale of approximately $12 million, $19 million and $32 million of its New Jersey tax loss carryovers and received $0.97 million, $1.48 million and $2.35 million, which was recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statement of Operations in 2001, 2000 and 1999, respectively. In June 2002, the Company submitted an application to sell an additional approximately $2.6 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 2000 of approximately $29 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2002 and future years is $40 million per year.

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

     Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of common stock and agreed to issue additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1,1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. As of the date hereof, the Red Cross has not given the Company notice of its intent to exercise its rights to collect the Red Cross Liability. Under the terms of such agreement, the Red Cross has the right to sell the Company's real estate. In the event the Red Cross is successful in selling the Company's real estate, the Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur. As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity (deficiency). Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at June 30, 2002 and December 31, 2001 was approximately $1,371,000 and $1,339,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the six months ended June 30, 2002, an adjustment for $288,000 was recorded with a corresponding charge to cost of goods sold. Due to the increase in the Company's stock price during the six months ended June 30, 2001, an adjustment for $9,713 was recorded with a corresponding credit to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,371,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

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

     In January 2002, the Company was notified that if past due property taxes on its facility (which have not yet been paid) were not paid within 30 days, that a complaint may be filed to foreclose on the property. In July 2002, the Company was sued in action seeking foreclosure of the Company's property due to non-payment of approximately $ 450,000 in taxes. The Company has until August 23, 2002 to answer the complaint. After such time, the plaintiff has the right to seek an order giving the Company, GP Strategies or the American Red Cross 30 days to pay the unpaid taxes. If the taxes remain unpaid, the court may make the plaintiff the owner of the property and extinguish the liens of GP Strategies and the American Red Cross. The Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur. GP Strategies or the American Red Cross may also pay the unpaid taxes and have the amount of the payment added to their liens, although there can be no assurance they will do so. The Company is currently attempting to refinance the property to pay the taxes and repay the current lienholders. There can be no assurance the Company will be successful in refinancing the property.

     The Company's Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Six Months Ended June 30, 2002 Versus Six Months Ended June 30, 2001

     For the six months ended June 30, 2002 and 2001, the Company had revenues from the sale of ALFERON N Injection of $960,082 and $714,462, respectively. During the first quarter of 2002, the Company notified its customers of a price increase for ALFERON N Injection. As a result, several wholesalers purchased above normal quantities of ALFERON N Injection ahead of the price increase which resulted in greater than normal sales in the six months ended June 30, 2002.

     In the six months ended June 30, 2002, the Company sold, through its distributor, to wholesalers and other customers in the United States 7,271 vials of ALFERON N Injection, compared to 5,425 vials sold by the Company during the six months ended June 30, 2001. In addition, foreign sales of ALFERON N Injection were zero and 25 vials for the six months ended June 30, 2002 and 2001, respectively.

     Cost of goods sold and excess/idle production costs totaled $1,240,696 and $1,039,785 for the six months ended June 30, 2002 and 2001, respectively.
Excess/idle production costs in the six months ended June 30, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Cost of goods sold in the six months ended June 30, 2002 was lower then the six months ended June 30, 2001 since $177,218 of inventory sold was applied against the reserve for excess inventory. However, based on changes in the value of the Settlement Shares, for the six months ended June 30, 2002, cost of goods sold was charged for $288,000 as compared to a credit of $9,713 for the six months ended June 30, 2001.

     Research and development expenses during the six months ended June 30, 2002 of $845,377 decreased by $332,152 from $1,177,529 for the same period in 2001, due to decreases in both external research payments and internal research costs.

     General and administrative expenses for the six months ended June 30, 2002 were $982,514 as compared to $1,401,288 for the same period in 2001. The decrease of $418,774 was principally due to decreases in payroll, consulting and public relations expenses.

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the six months ended June 30, 2001 as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses.

     Based on changes in the value of the Consideration Shares subject to guaranteed value, for the six months ended June 30, 2002, other expenses were charged for $340,000.

     Interest expense, net, for the six months ended June 30, 2002 was $33,824 and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income. Interest income, net, for the six months ended June 30, 2001 was $38,718 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt.

     Equity in loss of Metacine for the six months ended June 30, 2002 was $236,178 and represents the Company's equity in loss of Metacine for such period. Equity in loss of Metacine for the six months ended June 30, 2001 was $27,445 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to June 30, 2001.

     As a result of the foregoing, the Company incurred net losses of $2,718,507 and $5,234,285 for the six months ended June 30, 2002 and 2001, respectively.

Three Months Ended June 30, 2002 Versus Three Months Ended June 30, 2001

     For the three months ended June 30, 2002 and 2001, the Company had revenues from the sale of ALFERON N Injection of $175,636 and $343,817, respectively. During the first quarter of 2002, the Company notified its customers of a price increase for ALFERON N Injection. As a result, several wholesalers purchased above normal quantities of ALFERON N Injection ahead of the price increase which resulted in greater than normal sales in the three months ended March 31, 2002 and lower than normal sales in the three months ended June 30, 2002.

     In the three months ended June 30, 2002, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,400 vials of ALFERON N Injection, compared to 2,598 vials sold by the Company during the three months ended June 30, 2001.

     Cost of goods sold and excess/idle production costs totaled $421,026 and $399,677 for the three months ended June 30, 2002 and 2001, respectively. Excess/idle production costs in the three months ended June 30, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Cost of goods sold in the three months ended June 30, 2002 was lower then the three months ended June 30, 2001 since $82,880 of inventory sold was applied against the reserve for excess inventory. However, based on changes in the value of the Settlement Shares, for the three months ended June 30, 2002, cost of goods sold was charged for $104,000 as compared to a credit of $91,520 for the three months ended June 30, 2001.

     Research and development expenses during the three months ended June 30, 2002 of $377,269 decreased by $213,027 from $590,296 for the same period in 2001, due to decreases in both external research payments and internal research costs.

     General and administrative expenses for the three months ended June 30, 2002 were $402,951 as compared to $728,181 for the same period in 2001. The decrease of $325,230 was principally due to decreases in payroll, public relations and other operating expenses.

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the three months ended June 30, 2001 as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses.

     Based on changes in the value of the Consideration Shares subject to guaranteed value, for the three months ended June 30, 2002, other expenses were charged for $260,000.

     Interest expense, net, for the three months ended June 30, 2002 was $19,210 and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income. Interest income, net, for the three months ended June 30, 2001 was $6,638 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt.

     Equity in loss of Metacine for the three months ended June 30, 2002 was $124,339 and represents the Company's equity in loss of Metacine for such period. Equity in loss of Metacine for the three months ended June 30, 2001 was $27,445 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to June 30, 2001.

     As a result of the foregoing, the Company incurred net losses of $1,429,159 and $3,736,562 for the three months ended June 30, 2002 and 2001, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended June 30, 2002.

                            INTERFERON SCIENCES, INC.

                                  June 30, 2002




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                 INTERFERON SCIENCES, INC.




DATE:  August 19, 2002                       By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                                                      Chief Executive Officer




DATE:  August 19, 2002                           By:  /s/ Donald W. Anderson
                                                          Donald W. Anderson
                                                          Controller