Form 10-Q
period 2002-09-30
INTERFERON SCIENCES INC
filed 2002-11-19
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended September 30, 2002

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________ to ___________

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of October 28, 2002.

                   Common Stock               20,780,750 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     September 30, 2002 and December 31, 2001. . .. . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Nine Months Ended September 30, 2002 and 2001 . . . . .2-3

   Consolidated Condensed Statement of Changes in
     Stockholders' Equity (Deficiency)--
     Nine Months Ended September 30, 2002 . . . . . . . . . . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--
     Nine Months Ended September 30, 2002 and 2001. . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . .6-12

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 13-19

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

KPMG LLP resigned as the Company's independent accountants on November 6, 2002. They were not engaged to and did not perform a review of this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, "Interim Financial Information", although such a review is required, as the Company lacks sufficient funds to pay for this review.



                      CONSOLIDATED CONDENSED BALANCE SHEETS

                           September 30, December 31,
                                                         2002             2001
                                                     (Unaudited)
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $    343,894      $ 1,184,889
  Accounts and other receivables                          41,924          123,389
  Inventories, net of reserves of
   $4,807,296 and $5,286,011, respectively                19,972          252,402
  Prepaid expenses and other current assets               28,479           17,608
                                                   -------------    -------------
Total current assets                                     434,269        1,578,288
                                                   -------------    -------------
Property, plant and equipment, at cost                12,854,834       12,854,834
Less accumulated depreciation                        (11,074,034)     (10,776,342)
                                                   -------------    -------------
                                                       1,780,800        2,078,492
                                                   -------------    -------------
Patent costs, net of accumulated amortization            139,217          160,342
Other assets                                                 100           10,100
                                                   -------------    -------------
Total assets                                       $   2,354,386    $   3,827,222
                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses            $   3,033,176    $   2,653,209
  Guaranteed value of ISI stock and
   in-kind services due Metacine                       1,700,000        1,700,000
  Note payable and amount due GP Strategies              409,245          495,745
  Convertible notes payable                              250,000
                                                   -------------    -------------
Total current liabilities                              5,392,421        4,848,954
                                                   -------------    -------------
Convertible notes payable                                250,000
                                                   -------------    -------------
Equity in losses in excess of
  investment in Metacine                                 565,840          290,994
                                                   -------------    -------------
Commitments and contingencies

Stockholders' equity (deficiency)
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-20,704,376 and
 20,308,031 shares, respectively                         207,044          203,080
Capital in excess of par value                       138,468,476      138,407,621
Accumulated deficit                                 (142,417,395)    (139,043,427)
Consideration shares subject to guaranteed value         (80,000)        (520,000)
Settlement shares                                        (32,000)        (360,000)
                                                   -------------     ------------
Total stockholders' equity (deficiency)               (3,853,875)      (1,312,726)
                                                   -------------     ------------
Total liabilities and stockholders'
  equity (deficiency)                               $  2,354,386    $   3,827,222
                                                   =============    =============
The accompanying notes are an integral part of these consolidated condensed financial statements.





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $    687,197    $    458,746
                                                  -------------   -------------
Total revenues                                          687,197         458,746
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      423,937         725,786
Research and development                                308,912         500,030
General and administrative                              441,054         559,111
Other expenses                                          100,000         240,000
                                                  -------------   -------------
Total costs and expenses                              1,273,903       2,024,927
                                                  -------------   -------------
Loss from operations                                   (586,706)     (1,566,181)

Interest income (expense), net                          (30,087)         (5,504)

Equity in loss of Metacine                              (38,668)        (92,955)
                                                  -------------   -------------
Net loss                                           $   (655,461)    $(1,664,640)
                                                  =============   =============

Basic and diluted net loss per share               $       (.03)    $      (.08)
                                                  =============   =============
Weighted average number of shares outstanding        20,628,306      20,171,563
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.







                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
Revenues
  Alferon N Injection                              $  1,647,279    $  1,173,208
                                                  -------------   -------------
Total revenues                                        1,647,279       1,173,208
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                    1,664,633       1,765,571
Research and development                              1,154,289       1,677,559
General and administrative                            1,423,568       1,960,399
Acquisition of in-process technology                                  2,341,418
Other expenses                                          440,000         240,000
                                                  -------------   -------------
Total costs and expenses                              4,682,490       7,984,947
                                                  -------------   -------------
Loss from operations                                 (3,035,211)     (6,811,739)

Interest income (expense), net                          (63,911)         33,214

Equity in loss of Metacine                             (274,846)       (120,400)
                                                  -------------   -------------
Net loss                                           $ (3,373,968)    $(6,898,925)
                                                  =============   =============

Basic and diluted net loss per share               $       (.16)    $      (.36)
                                                  =============   =============
Weighted average number of shares outstanding        20,475,507      19,341,419
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.




                                                   INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                                                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                  (Unaudited)

                                                                            Consideration                      Total
                                             Capital                        shares subject                  stockholders'
                       Common Stock         in excess       Accumulated     to guaranteed     Settlement       equity
                     Shares      Amount    of par value      deficit            value           shares      (deficiency)
                     ------------------    ------------    -------------    --------------    ----------    -------------
Balance at
 Dec. 31, 2001    20,308,031   $203,080    $138,407,621    $(139,043,427)     $ (520,000)     $ (360,000)    $(1,312,726)

Common stock
 issued under
 Company 401(k)
 Plan                396,345      3,964          60,855                                                           64,819

Market value
 adjustment                                                                      440,000         328,000         768,000

Net loss                                                      (3,373,968)                                     (3,373,968)
                 --------------------------------------------------------------------------------------------------------
Balance at
 Sept. 30, 2002   20,704,376   $207,044    $138,468,476    $(142,417,395)     $  (80,000)     $  (32,000)    $(3,853,875)




The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                Nine Months Ended
                                  September 30,
                                                         --------------------------
                                                           2002         2001
                                                         ------------  ------------
Cash flows from operating activities:
  Net loss                                               $(3,373,968)  $(6,898,925)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            318,817       380,542
    Acquisition of in-process research and development                   2,341,418
    Equity in loss of Metacine                               274,846       120,400
    Noncash compensation expense                              64,819       103,013
    Reduction of inventory reserve                          (478,715)
    Provision for notes receivable                                          87,500
    Market value adjustment                                  768,000       422,287
    Change in operating assets and liabilities:
     Inventories                                             711,145       467,447
     Accounts and other receivables                           81,465     1,447,225
     Prepaid expenses and other current assets               (10,871)        8,416
     Accounts payable and accrued expenses                   379,967       (30,352)
     Amount due to GP Strategies                              13,500        23,106
                                                         ------------  ------------
    Net cash used for operating activities                (1,250,995)   (1,527,923)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (46,994)
  Reduction of (investments in) other assets                  10,000      (387,500)
                                                         ------------  ------------
  Net cash provided by (used for) investing activities        10,000      (434,494)
                                                         ------------  ------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                    500,000
  Repayment of note payable to GP Strategies                (100,000)     (100,000)
  Proceeds from exercise of common stock options                               561
                                                         ------------  ------------
Net cash provided by (used for) financing activities         400,000       (99,439)
                                                         ------------  ------------
Net decrease in cash and cash equivalents                   (840,995)   (2,061,856)

Cash and cash equivalents at beginning of period           1,184,889     3,658,805
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   343,894   $ 1,596,949
                                                         ============  ============
Noncash items:
 Guaranteed value of common stock issued to
   and in-kind services due Metacine                     $             $ 2,100,000
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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of September 30, 2002, the Company had an accumulated deficit of approximately $142.4 million. For the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000 and 1999, the Company had losses from operations of approximately $3.0 million, $7.8 million, $4.5 million and $5.4 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     At September 30, 2002, the Company had approximately $344,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the Company has sufficient resources to enable the Company to continue operations until the end of November 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

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

     In addition, the Company is continuing its efforts to sell the ALFERON N Injection business or license the rights to sell ALFERON N Injection. Due to the Company's precarious financial position, if such a transaction cannot be completed in a reasonably short period of time, the Company would reevaluate its options which would include a substantial curtailing or complete cessation of the ALFERON N Injection business.

 Note 3.  Inventories

      Inventories consist of the following:

                                             September 30,      December 31,
                                                 2002               2001
                                            --------------     --------------
     Finished goods                         $   442,638         $ 1,153,783
     Work in process                          3,052,070           3,052,070
     Raw materials                            1,332,560           1,332,560
     Less reserve for excess inventory       (4,807,296)         (5,286,011)
                                           ---------------     --------------
                                            $    19,972         $   252,402
                                           ================     ===============


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results to date of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at September 30, 2002 and December 31, 2001, reflect a reserve for excess inventory of $4,807,296 and $5,286,011, respectively.

     During the nine months ended September 30, 2002, a portion of the reserve for excess inventory was reduced in the amount of $478,715.

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

     In July 2002, the Company was sued in action seeking foreclosure of the Company's property due to non-payment of approximately $450,000 in taxes. The plaintiff has the right to seek an order giving the Company, GP Strategies or the American Red Cross 30 days to pay the unpaid taxes. If the taxes remain unpaid, the court may make the plaintiff the owner of the property and extinguish the liens of GP Strategies and the American Red Cross. The Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur. GP Strategies or the American Red Cross may also pay the unpaid taxes and have the amount of the payment added to their liens, although there can be no assurance they will do so. The Company is currently attempting to refinance the property to pay the taxes and repay the current lienholders. There can be no assurance the Company will be successful in refinancing the property.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity (deficiency). Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at September 30, 2002 and December 31, 2001 was approximately $1,387,000 and $1,339,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the nine months ended September 30, 2002 and 2001, an adjustment for $328,000 and $182,287, respectively, was recorded with a corresponding charge to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,387,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

Note 6.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below. The $100,000 paid for the option was recorded as investment in Metacine and other assets in 2000.

     On April 9, 2001, the Company exercised its option to acquire an 86% equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not, as yet, made the remainder of the Deficiency Payments in the aggregate amount of $1,450,000. The Company is currently discussing various options regarding the balance of the Deficiency Payments with Metacine. If Metacine sells all of the 2,000,000 shares received and the cumulative proceeds from the sales and any Deficiency Payments are less than $1,850,000, the Company may issue to Metacine additional shares of common stock at the Company's full discretion. These additional shares would be treated in the same manner as the original 2,000,000 shares. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company to the extent these proceeds exceed $1,850,000. All additional proceeds beyond the $1,850,000 and repayment of Deficiency Payments, if any, would be for the benefit of Metacine. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments. Since the Company has not made $1,450,000 in Deficiency Payments and has not rendered $250,000 of services to Metacine, Metacine could request 462,500 Metacine shares currently held in escrow to satisfy the Company's past due obligations.

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

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D") in 2001, in order to reduce the Company's investment in Metacine to the Company's proportionate share of Metacine's net assets. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to research utilizing dendritic cells for the treatment of various diseases. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at September 30, 2002 and December 31, 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine to date were immaterial and as such, the liability remained unchanged at September 30, 2002 and December 31, 2001. The investment has been further reduced to $(565,840) and $(290,994) at September 30, 2002 and December 31, 2001, respectively, by the Company's equity in the loss of Metacine for the periods from April 9, 2001 through September 30, 2002 and from April 9, 2001 through December 31, 2001, respectively, and is recorded in long-term liabilities. As the liability to Metacine remains unsettled until such time as Metacine sells the shares, the Company has recorded the shares issued to Metacine as a debit ("Consideration shares subject to guaranteed value") within stockholders' equity. Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to Metacine, until such time as Metacine sells its shares, would impact the value of the shares held by Metacine and accordingly require an adjustment to Consideration shares subject to guaranteed value. Due to the decline in the Company's stock price during the nine months ended September 30, 2002, an adjustment for $440,000 was recorded with a corresponding charge to other expenses. Due to the decline in the Company's stock price during the period from April 9, 2001 through September 30, 2001, an adjustment for $240,000 was recorded with a corresponding charge to other expenses. Pro forma information as if the investment in Metacine had occurred as of January 1, 2000 has not been presented as the inclusion of such amounts would be immaterial to the results of operations of the Company for the years ended December 31, 2001 and 2000. As substantially all of Metacine's funding is being provided by the Company, 100% of the losses of Metacine are reflected in the accompanying statement of operations as equity in loss of Metacine.

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

     In addition, the Company is continuing its efforts to sell the ALFERON N Injection business or license the rights to sell ALFERON N Injection. Due to the Company's precarious financial position, if such a transaction cannot be completed in a reasonably short period of time, the Company would reevaluate its options which would include a substantial curtailing or complete cessation of the ALFERON N Injection business.

Liquidity and Capital Resources

     In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. $250,000 of the convertible notes are due January 31, 2003 and the other $250,000 of the convertible notes are due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The transaction is subject to approval by the shareholders of the Company. As of October 29, 2002, the Company had approximately $125,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until the end of November 2002. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent auditors' report, dated February 20, 2002, on the Company's consolidated financial statements as of and for the year ended December 31, 2001 includes an explanatory paragraph that states that the Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern.

     On April 9, 2001, the Company exercised its option to acquire a substantial equity interest in Metacine, Inc. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received, from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. In October 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not, as yet, made the remainder of the Deficiency Payments in the aggregate amount of $1,450,000. The Company is currently discussing various options regarding the balance of the Deficiency Payments with Metacine.

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

     As the liability to the Red Cross remains unsettled until such time as the Red Cross sells the shares they have already received and could receive in the future, the Company recorded any shares issued to the Red Cross as "Settlement Shares" within stockholders' equity (deficiency). Any decreases, or increases up to the amount of any previous decreases, in the market value at issuance of the Company's common stock issued to the Red Cross, until such time as the Red Cross sells its shares, would impact the value of the shares held by the Red Cross and accordingly require an adjustment to "Settlement Shares". During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated condensed balance sheet at September 30, 2002 and December 31, 2001 was approximately $1,387,000 and $1,339,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross (with a market value of $824,000 on such date). Due to the decline in the Company's stock price during the nine months ended September 30, 2002 and 2001, an adjustment for $328,000 and $182,287, respectively, was recorded with a corresponding charge to cost of goods sold. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,387,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

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

     In January 2002, the Company was notified that if past due property taxes on its facility (which have not yet been paid) were not paid within 30 days, that a complaint may be filed to foreclose on the property. In July 2002, the Company was sued in action seeking foreclosure of the Company's property due to non-payment of approximately $450,000 in taxes. The plaintiff has the right to seek an order giving the Company, GP Strategies or the American Red Cross 30 days to pay the unpaid taxes. If the taxes remain unpaid, the court may make the plaintiff the owner of the property and extinguish the liens of GP Strategies and the American Red Cross. The Company would hope to be able to enter into a lease with the new owner, although there can be no assurance that this would occur. GP Strategies or the American Red Cross may also pay the unpaid taxes and have the amount of the payment added to their liens, although there can be no assurance they will do so. The Company is currently attempting to refinance the property to pay the taxes and repay the current lienholders. There can be no assurance the Company will be successful in refinancing the property.

     The Company's Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

     Nine Months Ended September 30, 2002 Versus Nine Months Ended September 30, 2001

     For the nine months ended September 30, 2002 and 2001, the Company had revenues from the sale of ALFERON N Injection of $1,647,279 and $1,173,208, respectively. During the first quarter of 2002, the Company notified its customers of a price increase for ALFERON N Injection. As a result, several wholesalers purchased above normal quantities of ALFERON N Injection ahead of the price increase. In addition, during the third quarter of 2002, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in greater than normal sales in the nine months ended September 30, 2002.

     In the nine months ended September 30, 2002, the Company sold, through its distributor, to wholesalers and other customers in the United States 12,679 vials of ALFERON N Injection, compared to 8,819 vials sold by the Company during the nine months ended September 30, 2001. In addition, foreign sales of ALFERON N Injection were zero and 61 vials for the nine months ended September 30, 2002 and 2001, respectively.

     Cost of goods sold and excess/idle production costs totaled $1,664,633 and $1,765,571 for the nine months ended September 30, 2002 and 2001, respectively. Excess/idle production costs in the nine months ended September 30, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Cost of goods sold in the nine months ended September 30, 2002 was lower then the nine months ended September 30, 2001 since $478,715 of inventory sold was applied against the reserve for excess inventory. However, based on changes in the value of the Settlement Shares, for the nine months ended September 30, 2002, cost of goods sold was charged for $328,000 as compared to $182,287 for the nine months ended September 30, 2001.

     Research and development expenses during the nine months ended September 30, 2002 of $1,154,289 decreased by $523,270 from $1,677,559 for the same period in 2001, due to decreases in both external research payments and internal research costs.

     General and administrative expenses for the nine months ended September 30, 2002 were $1,423,568 as compared to $1,960,399 for the same period in 2001. The decrease of $536,831 was principally due to decreases in payroll, consulting and public relations expenses.

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the nine months ended September 30, 2001 as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses.

     Based on changes in the value of the Consideration Shares subject to guaranteed value, for the nine months ended September 30, 2002 and 2001, other expenses were charged for $440,000 and $240,000, respectively.

     Interest expense, net, for the nine months ended September 30, 2002 was $63,911 and primarily represented interest accrued on the Red Cross Liability, GP Strategies Debt and the convertible notes payable partially offset by interest income. Interest income, net, for the nine months ended September 30, 2001 was $33,214 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt.

     Equity in loss of Metacine for the nine months ended September 30, 2002 was $274,846 and represents the Company's equity in loss of Metacine for such period. Equity in loss of Metacine for the nine months ended September 30, 2001 was $120,400 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to September 30, 2001.

     As a result of the foregoing, the Company incurred net losses of $3,373,968 and $6,898,925 for the nine months ended September 30, 2002 and 2001, respectively.

     Three Months Ended September 30, 2002 Versus Three Months Ended September 30, 2001

     For the three months ended September 30, 2002 and 2001, the Company had revenues from the sale of ALFERON N Injection of $687,197 and $458,746, respectively. During the third quarter of 2002, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in greater than normal sales in the three months ended September 30, 2002.

     In the three months ended September 30, 2002, the Company sold, through its distributor, to wholesalers and other customers in the United States 5,408 vials of ALFERON N Injection, compared to 3,394 vials sold by the Company during the three months ended September 30, 2001. In addition, foreign sales of ALFERON N Injection were zero and 36 vials for the three months ended September 30, 2002 and 2001, respectively.

     Cost of goods sold and excess/idle production costs totaled $423,937 and $725,786 for the three months ended September 30, 2002 and 2001, respectively. Excess/idle production costs in the three months ended September 30, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly higher during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. However, cost of goods sold in the three months ended September 30, 2002 was lower then the three months ended September 30, 2001 since $301,497 of inventory sold was applied against the reserve for excess inventory. In addition, based on changes in the value of the Settlement Shares, for the three months ended September 30, 2002, cost of goods sold was charged for $40,000 as compared to $192,000 for the three months ended September 30, 2001.

     Research and development expenses during the three months ended September 30, 2002 of $308,912 decreased by $191,118 from $500,030 for the same period in 2001, due to decreases in internal research costs.

     General and administrative expenses for the three months ended September 30, 2002 were $441,054 as compared to $559,111 for the same period in 2001. The decrease of $118,057 was principally due to decreases in payroll expense.

     Based on changes in the value of the Consideration Shares subject to guaranteed value, for the three months ended September 30, 2002 and 2001, other expenses were charged for $100,000 and $240,000, respectively.

     Interest expense, net, for the three months ended September 30, 2002 was $30,087 and primarily represented interest accrued on the Red Cross Liability, GP Strategies Debt and the convertible notes payable partially offset by interest income. Interest expense, net, for the three months ended September 30, 2001 was $5,504 and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income on cash and cash equivalents.

     Equity in loss of Metacine for the three months ended September 30, 2002 and 2001 was $38,668 and $92,955, respectively, and represents the Company's equity in loss of Metacine for such periods.

     As a result of the foregoing, the Company incurred net losses of $655,461 and $1,664,640 for the three months ended September 30, 2002 and 2001, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended September 30, 2002.

                            INTERFERON SCIENCES, INC.

                               September 30, 2002




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                        INTERFERON SCIENCES, INC.




DATE:  November 18, 2002       By:  /s/ Lawrence M. Gordon
                                        Lawrence M. Gordon
                                        Chief Executive Officer




DATE:  November 18, 2002                         By:  /s/ Donald W. Anderson
                               Donald W. Anderson
                                                          Controller