Form 10-Q/A
period 2002-03-31
INTERFERON SCIENCES INC
filed 2003-08-05
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of May 8, 2003.

                   Common Stock               36,282,823 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


      This Amendment on Form 10-Q/A is being filed to restate certain amounts (see Note 8 to the financial statements for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the quarterly periods ended March 31, 2002 and 2001. This filing should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2002.


                                                                           Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     March 31, 2002 and December 31, 2001. . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months Ended March 31, 2002 and 2001. . . . . . . . . . . . . . . .2

   Consolidated Condensed Statement of Capital  Deficiency---
     Three Months Ended March 31, 2002 . .  . . . . . . . . . . . . . . . . . 3

   Consolidated Condensed Statements of Cash Flows--
     Three Months Ended March 31, 2002 and 2001. . . . . . . . . . . . . . . .4

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . 5-10

   Independent Accountant's Review Report. . . . . . . . . . . . . . . . . . 11

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .12-16

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19-20




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      March 31,        December 31,
                                                        2002               2001
                                                     (Unaudited)
                                                     As Restated       As Restated
                                                     See Note 8        See Note 8
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $    475,667      $ 1,184,889
  Accounts and other receivables                         288,692          123,389
  Inventories, net of reserves of
   $5,191,673 and $5,538,413, respectively                77,706          109,913
  Prepaid expenses and other current assets               32,598           17,608
                                                   -------------    -------------
Total current assets                                     874,663        1,435,799
                                                   -------------    -------------
Property, plant and equipment, at cost                12,854,834       12,854,834
Less accumulated depreciation                        (10,875,571)     (10,776,342)
                                                   -------------    -------------
                                                       1,979,263        2,078,492
                                                   -------------    -------------
Patent costs, net of accumulated amortization            153,300          160,342
Other assets                                                 100           10,100
                                                   -------------    -------------
Total assets                                       $   3,007,326    $   3,684,733
                                                   =============    =============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Accounts payable and accrued expenses            $   2,737,622    $   2,653,209
  ISI stock subject to resale agreement
  and in-kind services due Metacine                    1,700,000        1,700,000
  Note payable and amount due GP Strategies              400,245          495,745
                                                   -------------    -------------
Total current liabilities                              4,837,867        4,848,954
                                                   -------------    -------------
Commitments and contingencies

Capital deficiency
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-20,377,830 and
 20,308,031 shares, respectively                         203,778          203,080
Capital in excess of par value                       136,265,795      136,239,499
Accumulated deficit                                 (138,300,114)    (137,606,800)
                                                   -------------     ------------
Total capital deficiency                              (1,830,541)      (1,164,221)
                                                   -------------     ------------
Total liabilities and capital deficiency            $  3,007,326    $   3,684,733
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
                                                   As Restated     As Restated
                                                   See Note 8      See Note 8
Revenues
  Alferon N Injection                              $    784,446    $    370,645
                                                  -------------   -------------
Total revenues                                          784,446         370,645
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      415,475         414,457
Research and development                                468,108         587,233
General and administrative                              579,563         673,107
                                                  -------------   -------------
Total costs and expenses                              1,463,146       1,674,797
                                                  -------------   -------------
Loss from operations                                   (678,700)     (1,304,152)

Interest income (expense), net                          (14,614)         32,080
                                                  -------------   -------------
Net loss                                           $   (693,314)    $(1,272,072)
                                                  =============   =============

Basic and diluted net loss per share               $       (.03)    $      (.07)
                                                  =============   =============
Weighted average number of shares outstanding        20,341,314      17,962,372
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                        CONSOLIDATED CONDENSED STATEMENT
                              OF CAPITAL DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)


                                  Capital Total
                        Common Stock         in excess       Accumulated        capital
                      Shares      Amount    of par value      deficit         deficiency
                      ------------------    ------------    -------------    --------------
Balance at
  Dec. 31, 2001,
  as restated,
  see Note 8       20,308,031   $203,080    $136,239,499    $(137,606,800)    $(1,164,221)


 Common stock
  issued under
  Company 401(k)
  Plan                 69,799        698          26,296                           26,994

 Net loss                                                        (693,314)       (693,314)
                  -------------------------------------------------------------------------
 Balance at
  March 31, 2002,
  as restated,
  see Note 8       20,377,830   $203,778    $136,265,795    $(138,300,114)    $(1,830,541)





 The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                           2002         2001
                                                         ------------  ------------
                                                         As Restated   As Restated
                                                         See Note 8    See Note 8

Cash flows from operating activities:

  Net loss                                               $  (693,314)  $(1,272,072)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            106,271       126,695
    Noncash compensation expense                              26,994        36,240
    Change in operating assets and liabilities:
     Accounts and other receivables                         (165,303)    1,457,178
     Inventories                                              32,207        15,690
     Prepaid expenses and other current assets               (14,990)      (16,125)
     Accounts payable and accrued expenses                    84,413       (97,008)
     Amount due to GP Strategies                               4,500         7,500
                                                         ------------  ------------
    Net cash (used for) provided by operating
      activities                                            (619,222)      258,098
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (42,570)
  Reduction of (investments in) other assets                  10,000       (87,500)
                                                         ------------  ------------
  Net cash provided by (used for) investing activities        10,000      (130,070)
                                                         ------------  ------------
Cash flows from financing activities:
  Repayment of note payable to GP Strategies                (100,000)
  Proceeds from exercise of common stock options                               561
                                                         ------------  ------------
Net cash (used for) provided by financing activities        (100,000)          561
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents        (709,222)      128,589

Cash and cash equivalents at beginning of period           1,184,889     3,658,805
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   475,667   $ 3,787,394
                                                         ============  ============
Noncash items:
 Settlement shares sold                                  $     0       $    21,463
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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of March 31, 2002, the Company had an accumulated deficit of approximately $138.3 million. For the three months ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999, the Company had losses from operations of approximately $0.7 million, $7.3 million, $4.2 million and $5.6 million, respectively. Also, the Company has limited liquid resources. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

     At March 31, 2002, the Company had approximately $475,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the Company has sufficient resources to enable the Company to continue operations until the second quarter of 2003. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

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

     On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection product and granted a license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value, and a royalty equal to 6% of the net sales of ALFERON N Injection. The HEB common stock will be subject to selling restrictions. In addition, HEB assumed approximately $400,000 of the Company's payables and various other commitments. The Company and HEB also entered into another agreement pursuant to which the Company will sell to HEB, subject to regulatory approval, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company will receive $675,000 of HEB common stock with a guaranteed value, an additional 62,500 shares of HEB common stock without a guaranteed value and a royalty equal to 6% of the net sales of all products sold containing natural alpha interferon. HEB will assume approximately $1.5 million of the Company's indebtedness that currently encumbers its assets. In addition, HEB will fund the operating costs of the Company's facility pending the completion of this transaction.

 Note 3.  Inventories

      Inventories consist of the following:

                                               March 31,        December 31,
                                                 2002               2001
                                             As Restated        As Restated
                                              See Note 8         See Note 8
                                            --------------     -------------
     Finished goods                         $   884,749         $ 1,263,696
     Work in process                          3,052,070           3,052,070
     Raw materials                            1,332,560           1,332,560
     Less reserve for excess inventory       (5,191,673)         (5,538,413)
                                           ---------------     -------------
                                            $    77,706         $   109,913
                                             ================     =============

     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at March 31, 2002 and December 31, 2001, reflect a reserve for excess inventory of $5,191,673 and $5,538,413, respectively.

Note 4. Agreement with GP Strategies Corporation

     Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. The Company and GP Strategies are currently discussing restructuring the balance of the GP Strategies Debt. Under the terms of such agreement GP Strategies has the right to sell the Company's real estate but has not commenced action to do so.

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

     On April 9, 2001, the Company exercised its option to acquire an 82% equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, $250,000 of services to be rendered by the Company by June 30, 2002 and 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for cash payments ("Deficiency Payments") by the Company to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not, as yet, made Deficiency Payments in the amount of $400,000 for each of the quarters ended December 31, 2001 and March 31, 2002. The Company is currently discussing various options regarding the Deficiency Payments with Metacine. If Metacine sells all of the 2,000,000 shares received and the cumulative proceeds from the sales and any Deficiency Payments are less than $1,850,000, the Company may issue to Metacine additional shares of common stock at the Company's full discretion. These additional shares would be treated in the same manner as the original 2,000,000 shares. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company would be repaid to the Company to the extent these proceeds exceed $1,850,000. All additional proceeds beyond the $1,850,000 and repayment of Deficiency Payments, if any, would be for the benefit of Metacine. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments. Since the Company has not made $800,000 in Deficiency Payments, Metacine could request 200,000 Metacine shares currently held in escrow to satisfy the Company's past due obligation.

     Although the Company is the majority owner of Metacine, the Company must, on many matters, vote its shares of Metacine common stock in the same proportion as votes cast by the minority stockholders of Metacine, except for certain matters with respect for which the Company has protective rights. In accordance with EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights, the minority holders have substantive participating rights which include controlling the selection, termination and setting of compensation for Metacine management who are responsible for implementing policies and procedures, making operating and capital decisions for Metacine and most other ordinary operating matters, and therefore, the Company does not control Metacine. In addition, the Company only has one representative on a board of directors consisting of three directors. Accordingly, the acquisition is being accounted for under the equity method.

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D") in 2001. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to research utilizing dendritic cells for the treatment of various diseases. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at March 31, 2002 and December 31, 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine for the three months ended March 31, 2002 and during 2001 were immaterial and as such, the liability remained unchanged at March 31, 2002 and December 31, 2001. The investment has been further reduced to zero at December 31, 2001, by the Company's equity in the loss of Metacine of $158,582 for the periods from April 9, 2001 through December 31, 2001.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's operations or financial position.

Note 8.    Restatement

     The Company has restated its Consolidated Condensed Financial Statements for the three months ended March 31, 2002 and 2001. The Consolidated Condensed Financial Statements required restatement to correct the reporting for inventories, cost of sales, other expenses and equity in loss of Metacine. The net loss and loss per share for the three months ended March 31, 2002 and 2001 have been revised as follows:

                                                  Three Months Ended March 31,
                                                       2002          2001
                                                       ----          ----

Net loss as previously reported                   $(1,289,348)   $(1,497,723)
Effect of correcting cost of sales (1)                404,195        225,651
Effect of correcting other expenses (2)                80,000          --
Effect of correcting equity in
 loss of Metacine (3)                                 111,839          --
                                                  -----------    -----------
Net loss as restated                              $  (693,314)   $(1,272,072)
                                                  ============   ============
Basic and diluted net loss per share
 as previously stated                             $     (.06)    $      (.08)
                                                  ============   ============
Basic and diluted net loss per share
 as restated                                      $     (.03)    $      (.07)
                                                  ===========    ============


(1) To adjust for reversal of inventory write-down and to adjust cost of sales for the change in market value of common stock held by the American Red Cross.

(2) To adjust the change in market value of common stock held by Metacine.

(3) To adjust for the equity in the loss of Metacine in excess of the carrying basis.

 INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders of Interferon Sciences, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Interferon Sciences, Inc. and subsidiary as of March 31, 2002, and the related condensed consolidated statements of operations, capital deficiency and cash flows for the three-month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




Eisner LLP


 New York, New York
 June 10, 2003

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

Liquidity and Capital Resources

     As of March 31 2002, the Company had approximately $475,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until the second quarter of 2003. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

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

     In January 2002, the Company was notified that if past due property taxes on its facility of approximately $200,000 were not paid within 30 days, that a complaint may be filed to foreclose on the property. Although the tax lien holder attempted to exercise its rights to foreclose on the Company's real estate, the past due property taxes were paid prior to foreclosure in May 2003.

     The Company's Common Stock now trades on the OTC Bulletin Board, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

     On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection product and granted a license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value, and a royalty equal to 6% of the net sales of ALFERON N Injection. The HEB common stock will be subject to selling restrictions. In addition, HEB assumed approximately $400,000 of the Company's payables and various other commitments. The Company and HEB also entered into another agreement pursuant to which the Company will sell to HEB, subject to regulatory approval, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company will receive $675,000 of HEB common stock with a guaranteed value, an additional 62,500 shares of HEB common stock without a guaranteed value and a royalty equal to 6% of the net sales of all products sold containing natural alpha interferon. HEB will assume approximately $1.5 million of the Company's indebtedness that currently encumbers its assets. In addition, HEB will fund the operating costs of the Company's facility pending the completion of this transaction.

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

     Cost of goods sold and excess/idle production costs totaled $415,475 and $414,457 for the three months ended March 31, 2002 and 2001, respectively. Excess/idle production costs in the three months ended March 31, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

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

     As a result of the foregoing, the Company incurred net losses of $693,314 and $1,272,072 for the three months ended March 31, 2002 and 2001, respectively.

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



                                               INTERFERON SCIENCES, INC.




DATE:  August 5, 2003                        By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                             Chief Executive Officer




DATE:  August 5, 2003                        By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

CERTIFICATIONS

I, Lawrence M. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interferon Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

/s/ Lawrence M. Gordon
----------------------
    Lawrence M. Gordon
    Chief Executive Officer

CERTIFICATIONS

I, Donald W. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interferon Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller