Form 10-Q/A
period 2002-06-30
INTERFERON SCIENCES INC
filed 2003-08-05
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarter ended June 30, 2002

                                          or

[8] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                                TABLE OF CONTENTS


     This Amendment on Form 10-Q/A is being filed to restate certain amounts (see Note 9 to the financial statements for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the quarterly periods ended June 30, 2002 and 2001. This filing should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2002.


                                                                            Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     June 30, 2002 and December 31, 2001. . . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Six Months Ended June 30, 2002 and 2001 . . . . . . . .2-3

   Consolidated Condensed Statement of Capital Deficiency--
     Six Months Ended June 30, 2002 . . . . . . . . . . . . . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--
     Six Months Ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . .6-12

   Independent Accountant's Review Report. . . . . . . . . . . . . . . . . . .13

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . ..14-19

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22-23




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       June 30,       December 31,
                                                         2002             2001
                                                     (Unaudited)
                                                     As Restated      As Restated
                                                     See Note 9       See Note 9
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $    251,451      $ 1,184,889
  Accounts and other receivables                          20,855          123,389
  Inventories, net of reserves of
   $5,108,793 and $5,538,413, respectively                70,020          109,913
  Prepaid expenses and other current assets               35,258           17,608
                                                   -------------    -------------
Total current assets                                     377,584        1,435,799
                                                   -------------    -------------
Property, plant and equipment, at cost                12,854,834       12,854,834
Less accumulated depreciation                        (10,974,801)     (10,776,342)
                                                   -------------    -------------
                                                       1,880,033        2,078,492
                                                   -------------    -------------
Patent costs, net of accumulated amortization            146,259          160,342
Other assets                                                 100           10,100
                                                   -------------    -------------
Total assets                                       $   2,403,976    $   3,684,733
                                                   =============    =============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Accounts payable and accrued expenses            $   2,832,934    $   2,653,209
  ISI stock subject to resale agreement and
   in-kind services due Metacine                       1,700,000        1,700,000
  Note payable and amount due GP Strategies              404,745          495,745
                                                   -------------    -------------
Total current liabilities                              4,937,679        4,848,954
                                                   -------------    -------------
Convertible notes payable                                225,000
                                                   -------------
Commitments and contingencies

Capital deficiency
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-20,533,768 and
 20,308,031 shares, respectively                         205,338          203,080
Capital in excess of par value                       136,284,579      136,239,499
Accumulated deficit                                 (139,248,620)    (137,606,800)
                                                   -------------     ------------
Total capital deficiency                              (2,758,703)      (1,164,221)
                                                   -------------     ------------
Total liabilities and capital deficiency            $  2,403,976    $   3,684,733
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
                                                   As Restated     As Restated
                                                    See Note 9      See Note 9
Revenues
  Alferon N Injection                              $    175,636    $    343,817
                                                  -------------   -------------
Total revenues                                          175,636         343,817
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      324,712         321,817
Research and development                                377,269         590,296
General and administrative                              402,951         728,181
Acquisition of in-process technology                                  2,341,418
                                                  -------------   -------------
Total costs and expenses                              1,104,932       3,981,712
                                                  -------------   -------------
Loss from operations                                   (929,296)     (3,637,895)

Interest income (expense), net                          (19,210)          6,638

Equity in loss of Metacine                                              (27,445)
                                                  -------------   -------------
Net loss                                           $   (948,506)    $(3,658,702)
                                                  =============   =============

Basic and diluted net loss per share               $       (.05)    $      (.18)
                                                  =============   =============
Weighted average number of shares outstanding        20,453,748      19,866,044
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.







                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
                                                As Restated     As Restated
                                                   See Note 9      See Note 9
Revenues
  Alferon N Injection                              $    960,082    $    714,462
                                                  -------------   -------------
Total revenues                                          960,082         714,462
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      740,187         736,274
Research and development                                845,377       1,177,529
General and administrative                              982,514       1,401,288
Acquisition of in-process technology                                  2,341,418
                                                  -------------   -------------
Total costs and expenses                              2,568,078       5,656,509
                                                  -------------   -------------
Loss from operations                                 (1,607,996)     (4,942,047)

Interest income (expense), net                          (33,824)         38,718

Equity in loss of Metacine                                              (27,445)
                                                  -------------   -------------
Net loss                                           $ (1,641,820)    $(4,930,774)
                                                  =============   =============

Basic and diluted net loss per share               $       (.08)    $      (.26)
                                                  =============   =============
Weighted average number of shares outstanding        20,397,842      18,919,467
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.



                          INTERFERON SCIENCES, INC. AND SUBSIDIARY
                              CONSOLIDATED CONDENSED STATEMENT
                                   OF CAPITAL DEFICIENCY
                               SIX MONTHS ENDED JUNE 30, 2002
                                          (Unaudited)


                                             Capital                             Total
                       Common Stock         in excess       Accumulated         capital
                     Shares      Amount    of par value      deficit           deficiency
                     ------------------    ------------    -------------    -------------
Balance at
 Dec. 31, 2001,
  as restated,
  see Note 9      20,308,031   $203,080    $136,239,499    $(137,606,800)    $(1,164,221)

Common stock
 issued under
 Company 401(k)
 Plan                225,737      2,258          45,080                           47,338

Net loss                                                      (1,641,820)     (1,641,820)
                 ------------------------------------------------------------------------
Balance at
 June 30, 2002,
  as restated,
  see Note 9      20,533,768   $205,338    $136,284,579    $(139,248,620)    $(2,758,703)




The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                         --------------------------
                                                           2002         2001
                                                         ------------  ------------
                                                         As Restated   As Restated
                                                         See Note 9    See Note 9

Cash flows from operating activities:
  Net loss                                               $(1,641,820)  $(4,930,774)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            212,542       253,550
    Acquisition of in-process research and development                   2,341,418
    Equity in loss of Metacine                                              27,445
    Noncash compensation expense                              47,338        59,277
    Provision for notes receivable                                          87,500
    Change in operating assets and liabilities:
     Accounts and other receivables                          102,534     1,522,927
     Inventories                                              39,893       (37,240)
     Prepaid expenses and other current assets               (17,650)       (6,097)
     Accounts payable and accrued expenses                   179,725       (82,715)
     Amount due to GP Strategies                               9,000        15,936
                                                         ------------  ------------
    Net cash used for operating activities                (1,068,438)     (748,773)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (46,994)
  Reduction of (investments in) other assets                  10,000      (387,500)
                                                         ------------  ------------
  Net cash provided by (used for) investing activities        10,000      (434,494)
                                                         ------------  ------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                    225,000
  Repayment of note payable to GP Strategies                (100,000)
  Proceeds from exercise of common stock options                               561
                                                         ------------  ------------
Net cash provided by financing activities                    125,000           561
                                                         ------------  ------------
Net decrease in cash and cash equivalents                   (933,438)   (1,182,706)

Cash and cash equivalents at beginning of period           1,184,889     3,658,805
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   251,451   $ 2,476,099
                                                         ============  ============
Noncash items:
 Guaranteed value of common stock issued to
   and in-kind services due Metacine                     $     0       $ 2,100,000
                                                         ============  ============
 Settlement shares sold                                  $     0       $    21,463
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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of June 30, 2002, the Company had an accumulated deficit of approximately $139.2 million. For the six months ended June 30, 2002 and the years ended December 31, 2001, 2000 and 1999, the Company had losses from operations of approximately $1.6 million, $7.3 million, $4.2 million and $5.6 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

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

Note 3.  Inventories

     Inventories consist of the following:

                                               June 30,         December 31,
                                                 2002               2001
                             As Restated As Restated
                                             See Note 9         See Note 9
                                           --------------     --------------
     Finished goods                         $   794,183         $ 1,263,696
     Work in process                          3,052,070           3,052,070
     Raw materials                            1,332,560           1,332,560
     Less reserve for excess inventory       (5,108,793)         (5,538,413)
                                           --------------     --------------
                                            $    70,020         $   109,913
                                         ================     ================


     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at June 30, 2002 and December 31, 2001, reflect a reserve for excess inventory of $5,108,793 and $5,538,413, respectively.

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

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D") in 2001. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to research utilizing dendritic cells for the treatment of various diseases. The $1,850,000 guaranteed value of the 2,000,000 shares of common stock issued to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at June 30, 2002 and December 31, 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine for the six months ended June 30, 2002 and during 2001 were immaterial and as such, the liability remained unchanged at June 30, 2002 and December 31, 2001. The investment has been further reduced to zero at December 31, 2001, by the Company's equity in the loss of Metacine of $158,582 for the period from April 9, 2001 through December 31, 2001.

Note 7.  Convertible Notes Payable

     In August 2002, the Company completed a private placement of $ 500,000 of convertible notes to accredited investors ($225,000 was received by June 30, 2002). Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. $ 250,000 of the convertible notes are due January 31, 2003 and the other $ 250,000 of the convertible notes are due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The transaction is subject to approval by the shareholders of the Company.

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

 Note 9. Restatement

      The Company has restated its Consolidated Condensed Financial Statements for the three months and six months ended June 30, 2002 and 2001. The Consolidated Condensed Financial Statements required restatement to correct the reporting for inventories, cost of sales, other expenses and equity in loss of Metacine. The net loss and loss per share for the three months and six months ended June 30, 2002 and 2001 have been revised as follows:

                            Three Months Ended          Six Months Ended
                                  June 30,                  June 30,
                           2002           2001         2002          2001
                           ----           ----         ----          ----

Net loss as
 previously reported  $(1,429,159)  $(3,736,562)  $(2,718,507)  $(5,234,285)

Effect of correcting
 cost of sales(1)          96,314        77,860       500,509       303,511

Effect of correcting
 other expenses(2)        260,000          --         340,000         --

Effect of correcting
 equity in loss
 of Metacine(3)           124,339          --         236,178         --
                       -----------   -----------   -----------   -----------
Net loss as restated  $  (948,506)  $(3,658,702)  $(1,641,820)  $(4,930,774)
                       ===========   ===========   ===========   ===========



Basic and diluted net
 loss per share as
 previously stated    $      (.07)  $      (.19)  $      (.13)  $      (.28)
                       ===========   ===========   ===========   ===========
Basic and diluted net
loss per share
 as restated          $      (.05)  $      (.18)  $      (.08)  $      (.26)
                       ===========   ============   ==========   ===========


(1) To adjust for reversal of inventory write-down and adjust cost of sales for the change in market value of common stock held by the American Red Cross.

(2) To adjust the change in market value of common stock held by Metacine.

(3) To adjust for the equity in the loss of Metacine in excess of the carrying basis.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders of Interferon Sciences, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Interferon Sciences, Inc. and subsidiary as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of capital deficiency and cash flows for the six-month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



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

Liquidity and Capital Resources

     In August 2002, the Company completed a private placement of $ 500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. $ 250,000 of the convertible notes are due January 31, 2003 and the other $ 250,000 of the convertible notes are due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The transaction is subject to approval by the shareholders of the Company. As of June 30, 2002, the Company had approximately $250,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until the second quarter of 2003. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent Accountants' review report, dated June 10, 2003, on the Company's consolidated financial statements as of and for the six month period ended June 30, 2002 includes an explanatory paragraph that states that the Company has substantial doubt about its ability to continue as a going concern.

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

     In January 2002, the Company was notified that if past due property taxes on its facility were not paid within 30 days, that a complaint may be filed to foreclose on the property. In July 2002, the Company was sued in action seeking foreclosure of the Company's property due to non-payment of approximately $200,000 in taxes. Although the tax lienholder attempted to exercise its rights to foreclose on the Company's real estate, the past due property taxes were paid prior to foreclosure in May 2003.

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

     Cost of goods sold and excess/idle production costs totaled $740,187 and $736,274 for the six months ended June 30, 2002 and 2001, respectively. Excess/idle production costs in the six months ended June 30, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

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

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the six months ended June 30, 2001 as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses.

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

     As a result of the foregoing, the Company incurred net losses of $1,641,820 and $4,930,774 for the six months ended June 30, 2002 and 2001, respectively.

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

     Cost of goods sold and excess/idle production costs totaled $324,712 and $321,817 for the three months ended June 30, 2002 and 2001, respectively. Excess/idle production costs in the three months ended June 30, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

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

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the three months ended June 30, 2001 as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses.

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

     As a result of the foregoing, the Company incurred net losses of $948,506 and $3,658,702 for the three months ended June 30, 2002 and 2001, respectively.

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