Form 10-Q/A
period 2002-09-30
INTERFERON SCIENCES INC
filed 2003-08-05
CIK 351532

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

                                TABLE OF CONTENTS

     This Amendment on Form 10-Q/A is being filed to restate certain amounts (see Note 9 to the financial statements for discussion of significant changes) and to revise disclosure and presentation of the Company's Consolidated Financial Statements for the quarterly periods ended September 30, 2002 and 2001. This filing should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2002.


                                                                            Page
Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     September 30, 2002 and December 31, 2001. . .. . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Nine Months Ended September 30, 2002 and 2001 . . . . .2-3

   Consolidated Condensed Statement of Capital Deficiency--
     Nine Months Ended September 30, 2002 . . . . . . . . . . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--
     Nine Months Ended September 30, 2002 and 2001. . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . .6-12

   Independent Accountant's Review Report. . . . . . . . . . . . . . . . . . .13

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 14-19

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22-23



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     September 30,    December 31,
                                                         2002             2001
                                   (Unaudited)
                                                     As Restated      As Restated
                                                     See Note 9       See Note 9
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $    343,894      $ 1,184,889
  Accounts and other receivables                          41,924          123,389
  Inventories, net of reserves of
   $4,807,296 and $5,538,413, respectively                40,950          109,913
  Prepaid expenses and other current assets               28,479           17,608
                                                   -------------    -------------
Total current assets                                     455,247        1,435,799
                                                   -------------    -------------
Property, plant and equipment, at cost                12,854,834       12,854,834
Less accumulated depreciation                        (11,074,034)     (10,776,342)
                                                   -------------    -------------
                                                       1,780,800        2,078,492
                                                   -------------    -------------
Patent costs, net of accumulated amortization            139,217          160,342
Other assets                                                 100           10,100
                                                   -------------    -------------
Total assets                                       $   2,375,364    $   3,684,733
                                                   =============    =============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Accounts payable and accrued expenses            $   3,033,176    $   2,653,209
  ISI stock subject to resale agreement and
   in-kind services due Metacine                       1,700,000        1,700,000
  Note payable and amount due GP Strategies              409,245          495,745
  Convertible notes payable, net of debt discount         83,333
                                                   -------------    -------------
Total current liabilities                              5,225,754        4,848,954
                                                   -------------    -------------
Convertible notes payable, net of debt discount           29,412
                                                   -------------
Commitments and contingencies

Capital deficiency
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-20,704,376 and
 20,308,031 shares, respectively                         207,044          203,080
Capital in excess of par value                       136,800,354      136,239,499
Accumulated deficit                                 (139,887,200)    (137,606,800)
                                                   -------------     ------------
Total capital deficiency                              (2,879,802)      (1,164,221)
                                                   -------------     ------------
Total liabilities and capital deficiency            $  2,375,364    $   3,684,733
                                                   =============    =============


The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
                                                   As Restated     As Restated
                                                   See Note 9      See Note 9
Revenues
  Alferon N Injection                              $    687,197    $    458,746
                                                  -------------   -------------
Total revenues                                          687,197         458,746
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      432,979         361,154
Research and development                                308,912         500,030
General and administrative                              441,054         559,111
                                                  -------------   -------------
Total costs and expenses                              1,182,945       1,420,295
                                                  -------------   -------------
Loss from operations                                   (495,748)       (961,549)

Interest income (expense), net                         (142,832)         (5,504)

Equity in loss of Metacine                                              (92,955)
                                                  -------------   -------------
Net loss                                           $   (638,580)    $(1,060,008)
                                                  =============   =============

Basic and diluted net loss per share               $       (.03)    $      (.05)
                                                  =============   =============
Weighted average number of shares outstanding        20,628,306      20,171,563
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.








                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------
                                                   As Restated     As Restated
                                                   See Note 9      See Note 9
Revenues
  Alferon N Injection                              $  1,647,279    $  1,173,208
                                                  -------------   -------------
Total revenues                                        1,647,279       1,173,208
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                    1,173,166       1,097,428
Research and development                              1,154,289       1,677,559
General and administrative                            1,423,568       1,960,399
Acquisition of in-process technology                                  2,341,418
                                                  -------------   -------------
Total costs and expenses                              3,751,023       7,076,804
                                                  -------------   -------------
Loss from operations                                 (2,103,744)     (5,903,596)

Interest income (expense), net                         (176,656)         33,214

Equity in loss of Metacine                                             (120,400)
                                                  -------------   -------------
Net loss                                           $ (2,280,400)    $(5,990,782)
                                                  =============   =============

Basic and diluted net loss per share               $       (.11)    $      (.31)
                                                  =============   =============
Weighted average number of shares outstanding        20,475,507      19,341,419
                                                  =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.



                   INTERFERON SCIENCES, INC. AND SUBSIDIARY
                       CONSOLIDATED CONDENSED STATEMENT
                            OF CAPITAL DEFICIENCY
                     NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


                                             Capital                            Total
                       Common Stock         in excess       Accumulated        capital
                     Shares      Amount    of par value      deficit         deficiency
                     ------------------    ------------    -------------    --------------
Balance at
 Dec. 31, 2001,
 as restated,
 see Note 9       20,308,031   $203,080    $136,239,499    $(137,606,800)    $(1,164,221)

Common stock
 issued under
 Company 401(k)
 Plan                396,345      3,964          60,855                           64,819

Fair value of
 warrants issued
 with convertible
 notes and value
 of beneficial
 conversion feature                             500,000                          500,000

Net loss                                                      (2,280,400)     (2,280,400)
                 -------------------------------------------------------------------------
Balance at
 Sept. 30, 2002,
 as restated,
 see Note 9       20,704,376   $207,044    $136,800,354    $(139,887,200)    $(2,879,802)




The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                         --------------------------
                                                           2002         2001
                                                         ------------  ------------
                                                         As Restated   As Restated
                                                         See Note 9    See Note 9
Cash flows from operating activities:
  Net loss                                               $(2,280,400)  $(5,990,782)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            318,817       380,542
    Acquisition of in-process research and development                   2,341,418
    Equity in loss of Metacine                                             120,400
    Noncash compensation expense                              64,819       103,013
    Provision for notes receivable                                          87,500
    Debt discount                                            112,745
    Change in operating assets and liabilities:
     Inventories                                              68,963       (18,409)
     Accounts and other receivables                           81,465     1,447,225
     Prepaid expenses and other current assets               (10,871)        8,416
     Accounts payable and accrued expenses                   379,967       (30,352)
     Amount due to GP Strategies                              13,500        23,106
                                                         ------------  ------------
    Net cash used for operating activities                (1,250,995)   (1,527,923)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (46,994)
  Reduction of (investments in) other assets                  10,000      (387,500)
                                                         ------------  ------------
  Net cash provided by (used for) investing activities        10,000      (434,494)
                                                         ------------  ------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                    500,000
  Repayment of note payable to GP Strategies                (100,000)     (100,000)
  Proceeds from exercise of common stock options                               561
                                                         ------------  ------------
Net cash provided by (used for) financing activities         400,000       (99,439)
                                                         ------------  ------------
Net decrease in cash and cash equivalents                   (840,995)   (2,061,856)

Cash and cash equivalents at beginning of period           1,184,889     3,658,805
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   343,894   $ 1,596,949
                                                         ============  ============
Noncash items:
 Guaranteed value of common stock issued to
   and in-kind services due Metacine                     $     0       $ 2,100,000
                                                         ============  ============
 Settlement shares sold                                  $     0       $    21,463
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

Note 2. Operations and Liquidity

     The Company has experienced significant operating losses since its inception in 1980. As of September 30, 2002, the Company had an accumulated deficit of approximately $139.9 million. For the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000 and 1999, the Company had losses from operations of approximately $2.1 million, $7.3 million, $4.2 million and $5.6 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, it has had limited revenues from the sale of ALFERON N Injection to date. For the Company to operate profitably, the Company must sell significantly more ALFERON N Injection. Increased sales will depend primarily upon the expansion of existing markets and/or successful attainment of FDA approval to market ALFERON N Injection for additional indications, of which there can be no assurance. There can be no assurance that sufficient quantities of ALFERON N Injection will be sold to allow the Company to operate profitably.

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

 Note 3.  Inventories

      Inventories consist of the following:

                                             September 30,      December 31,
                                                 2002               2001
                             As Restated As Restated
                                             See Note 9         See Note 9
                                            --------------   --------------
     Finished goods                         $   463,616         $ 1,263,696
     Work in process                          3,052,070           3,052,070
     Raw materials                            1,332,560           1,332,560
     Less reserve for excess inventory       (4,807,296)         (5,538,413)
                                            --------------   --------------
                                            $    40,950         $   109,913
                                              ===============   ==============

     Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at September 30, 2002 and December 31, 2001, reflect a reserve for excess inventory of $4,807,296 and $5,538,413, respectively.

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

Note 7.  Convertible Notes Payable

         In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. $250,000 of the convertible notes is due January 31, 2003 and the other $250,000 of the convertible notes is due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The warrants were valued at $400,000 and are amortized as interest expense over the terms of the respective notes. The transaction is subject to approval by the shareholders of the Company. In the event that shareholder approval is not obtained, the convertible noteholders could exercise their rights and call a default making the convertible notes immediately due and payable. In addition, these notes are convertible into common stock at a beneficial rate. The beneficial conversion feature is valued at $100,000 and accounted for as debt discount and is being amortized over the term of the notes.

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

 Note 9.  Restatement

     The Company has restated its Consolidated Condensed Financial Statements for the three months and nine months ended September 30, 2002 and 2001. The Consolidated Condensed Financial Statements required restatement to correct the reporting for inventories, convertible notes payable, cost of sales, other expenses, interest expense and equity in loss of Metacine. The net loss and loss per share for the three months and nine months ended September 30, 2002 and 2001 have been revised as follows:

                            Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                           2002           2001          2002          2001
                           ----           ----          ----          ----

Net loss as
 previously reported    $(655,461)    $(1,664,640)  $(3,373,968)  $(6,898,925)

Effect of correcting
 cost of sales(1)          (9,042)        364,632       491,467       668,143

Effect of correcting
 other expenses(2)         100,000         240,000       440,000       240,000

Effect of correcting
 interest expense(3)      (112,745)          --         (112,745)        --

Effect of correcting
 equity in loss
 of Metacine(4)             38,668           --          274,846        --
                       -----------    -----------   -----------   -----------
Net loss as restated   $ (638,580)    $(1,060,008)  $(2,280,400)  $(5,990,782)
                       ===========    ============  ============  ===========
Basic and diluted net
 loss per share as
 previously stated     $     (.03)    $      (.08)   $     (.16)  $     (.36)
                       ===========    ============  ============  ===========
Basic and diluted net
loss per share
 as restated           $     (.03)   $     (.05)   $      (.11)  $      (.31)
                       ===========   ===========   ============  ============

(1) To adjust for reversal of inventory write-down and to adjust cost of sales for the change in value of common stock held by the American Red Cross.

(2) To adjust the change in market value of common stock held by Metacine.

(3) To record interest expense on the convertible notes payable.

(4) To adjust for the equity in the loss of Metacine in excess of the carrying basis.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholders of Interferon Sciences, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Interferon Sciences, Inc. and subsidiary as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of capital deficiency and cash flows for the nine-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Liquidity and Capital Resources

     In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. $250,000 of the convertible notes are due January 31, 2003 and the other $250,000 of the convertible notes are due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The transaction is subject to approval by the shareholders of the Company. As of September 30, 2002, the Company had approximately $344,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     Based on the Company's estimates of revenues, expenses, the timing of repayment of creditors, and levels of production, management believes that the cash presently available will be sufficient to enable the Company to continue operations until the second quarter of 2003. However, actual results, especially with respect to revenues, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to further delay, scale back, or eliminate certain or all of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The independent Accountants' review report, dated June 10, 2003, on the Company's consolidated financial statements as of and for the nine month period ended September 30, 2002 includes an explanatory paragraph that states that the Company has substantial doubt about its ability to continue as a going concern.

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

     Cost of goods sold and excess/idle production costs totaled $1,173,166 and $1,097,428 for the nine months ended September 30, 2002 and 2001, respectively. Excess/idle production costs in the nine months ended September 30, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

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

     The Company recorded $2,341,418 as acquisition of in-process research and development expense related to its investment in Metacine for the nine months ended September 30, 2001 as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses.

     Interest expense, net, for the nine months ended September 30, 2002 was $176,656 and primarily represented interest accrued on the Red Cross Liability, GP Strategies Debt and the convertible notes payable partially offset by interest income. Interest income, net, for the nine months ended September 30, 2001 was $33,214 and primarily represented interest income on cash and cash equivalents partially offset by interest expense accrued on the Red Cross Liability and GP Strategies Debt.

     Equity in loss of Metacine for the nine months ended September 30, 2001 was $120,400 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to September 30, 2001.

     As a result of the foregoing, the Company incurred net losses of $2,280,400 and $5,990,782 for the nine months ended September 30, 2002 and 2001, respectively.

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

     Cost of goods sold and excess/idle production costs totaled $432,979 and $361,154 for the three months ended September 30, 2002 and 2001, respectively. Excess/idle production costs in the three months ended September 30, 2002 and 2001 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly higher during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

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

     Interest expense, net, for the three months ended September 30, 2002 was $142,832 and primarily represented interest accrued on the Red Cross Liability, GP Strategies Debt and the convertible notes payable partially offset by interest income. Interest expense, net, for the three months ended September 30, 2001 was $5,504 and primarily represented interest accrued on the Red Cross Liability and GP Strategies Debt partially offset by interest income on cash and cash equivalents.

     Equity in loss of Metacine for the three months ended September 30, 2001 was $92,955, and represents the Company's equity in loss of Metacine for such period.

     As a result of the foregoing, the Company incurred net losses of $638,580 and $1,060,008 for the three months ended September 30, 2002 and 2001, respectively.

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