Form 10-K
period 2002-12-31
INTERFERON SCIENCES INC
filed 2003-08-05
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of May 8, 2003, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $2,902,626 based on the last reported sale price of such stock on the OTC Bulletin Board on May 8, 2003.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Class Outstanding at May 8, 2003
                                          --------------------------------------

Common Stock, par value $.01 per share                         36,282,823 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                       None.


                                TABLE OF CONTENTS

                                                                                Page


Item 1.  Business                                                                 1

Item 2.  Properties                                                              11

Item 3.  Legal Proceedings                                                       11

Item 4.  Submission of Matters to a Vote of Security Holders                     11

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                     12

Item 6.  Selected Financial Data                                                 12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     13

Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk                                                             20

Item 8.  Financial Statements and Supplementary Data                             20

Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                                     40

Item 10. Directors and Executive Officers of the Registrant                      41

Item 11. Executive Compensation                                                  42

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                          43

Item 13. Certain Relationships and Related Transactions                          45

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                                 47


                                     PART I

Item 1. Business

       (a) General Development of Business

Agreement with Hemispherx  Biopharma, Inc. ("HEB")

         On March 11, 2003, Interferon Sciences, Inc. ("ISI" or the "Company") executed two agreements with HEB to sell certain assets of ISI (the two asset sale transactions are hereinafter jointly referred to as the "Asset Sale Transactions" and individually referred to as the "First Asset Sale" and the "Second Asset Sale") and consummated the First Asset Sale.

         In the first agreement with HEB (the "First Asset Sale Agreement"), ISI sold all of its inventory related to ALFERON N Injection(R), ISI's natural alpha interferon product approved for the treatment of certain types of genital warts (the "Product"), and granted a limited license for the production, manufacture, use, marketing and sale of the Product in the United States.

         For these assets, ISI:

          (i) received 424,528 shares of HEB common stock (the "Common Stock") (these shares, along with other shares described below as having a guaranteed value, are sometimes referred to as the "Guaranteed Shares") which had a Market Value (as defined in the First Asset Sale Agreement) of $675,000 and a guaranteed value of $675,000;

          (ii) received an additional 62,500 shares of Common Stock without a guaranteed value; and

          (iii)will receive a royalty equal to 6% of the net sales of the Product.

         ISI will receive a service fee for providing certain transitional services. In addition, HEB will assume ISI payables and certain other obligations related to the Product. This Agreement obligates HEB to register the Common Stock issued to ISI, sets periodic limits on the number of shares ISI may sell and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of Guaranteed Shares remaining unsold on March 11, 2005 and (ii) $1.59. The remaining Guaranteed Shares will then be returned to HEB.

         In the second agreement with ISI (the "Second Asset Sale Agreement"), ISI has agreed to sell, subject to certain approvals, to HEB all of its rights to the Product and other assets related to the Product including, but not limited to, real estate and machinery. For these assets, ISI will:

          (i) receive 424,528 shares of HEB Common Stock which has a Market Value (as defined in the Second Asset Sale Agreement) of $675,000 and a guaranteed value of $675,000;

          (ii) receive an additional 62,500 shares of HEB Common Stock without a guaranteed value; and

          (iii)receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement)

         In addition, HEB will be required to satisfy three obligations of ISI which aggregate approximately $1,500,000. HEB will be obligated to pay certain ongoing expenses related to ISI's operations prior to the closing of the Second Asset Sale Agreement.

         The Second Asset Sale Agreement obligates HEB to register the Common Stock to be issued, sets periodic limits on the number of these shares that may be sold and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of Guaranteed Shares remaining unsold on the date which is two years after the closing date of the Second Asset Sale Agreement and
(ii) $ 1.59. The remaining Guaranteed Shares will then be returned to HEB.

         The purchase price for the assets was determined by negotiation between HEB and ISI.

         The foregoing descriptions of the Asset Sale Transactions, the First Asset Sale Agreement and the Second Asset Sale Agreement are qualified in their entirety by reference to the full text of the First Asset Sale Agreement, the Second Asset Sale Agreement, which are filed as Exhibits 2.1 and 2.2 to the Current Report on Form 8-K, dated March 18, 2003, and incorporated herein by reference.

         Set forth below is a description of the business related to ALFERON N Injection which was sold to HEB.

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

       (b) Financial Information about Business Segments

         The Company operates as a single line of business. For the years ended December 31, 2002, 2001 and 2000, domestic sales totaled $1,926,466, $1,488,897 and $1,046,470, respectively and foreign sales totaled $-0-, $9,706 and $21,001, respectively. All identifiable assets are located in the United States.

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

         Clinical Trials for New Indications. In an effort to obtain approval to market ALFERON N Injection for additional indications, the Company has conducted various clinical trials for new indications.

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

         The Company has committed to fund approximately $400,000 of costs related to this clinical trial. The Company paid Mayo $100,000 related to this clinical trial in 2001 and will owe other amounts upon the completion of certain parts of the trial, with the last payment due upon receipt of the final written report on the trial. The Company can terminate this agreement up to 60 days after receipt of this report. After expiration of this ability to terminate, the Company must issue 25,000 shares of the Company's common stock to Mayo and must pay milestone payments upon certain regulatory or other events and royalties on future sales, if any. In addition, the Company paid $60,000 to Mayo related to the agreement in 2001. The Company's right to continue this agreement was transferred to Hemispherx. See "Business - General Development of the Business - Agreement with Hemispherx Biopharma, Inc."

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

     On April 9, 2001, the Company exercised its option to acquire an 82% equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, an obligation to pay Metacine $ 1,850,000 and $250,000 of services to be rendered by the Company by June 30, 2002. In addition, the Company issued Metacine 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for the Company to make cash payments ("Deficiency Payments") to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not made the remainder of the Deficiency Payments in the aggregate amount of $1,450,000. If Metacine sells all of the 2,000,000 shares received and the cumulative proceeds from the sales and any Deficiency Payments are less than $1,850,000, the Company may issue to Metacine additional shares of common stock at the Company's full discretion. These additional shares would be treated in the same manner as the original 2,000,000 shares. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company ($400,000 through December 31, 2002) would be repaid to the Company to the extent these proceeds exceed $1,850,000. All additional proceeds beyond the $1,850,000 and repayment of Deficiency Payments, if any, would be for the benefit of Metacine. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments. Since the Company has not made $1,450,000 in Deficiency Payments and has not rendered $250,000 of services to Metcine, Metacine could request 462,500 Metacine shares currently held in escrow to satisfy the Company's past due obligations.

     Although the Company is the majority owner of Metacine, the Company must, on many matters, vote its shares of Metacine common stock in the same proportion as votes cast by the minority stockholders of Metacine, except for certain matters with respect for which the Company has protective rights. In accordance with EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights, the minority holders have substantive participating rights which include controlling the selection, termination and setting of compensation for Metacine management who are responsible for implementing policies and procedures, making operating and capital decisions (including establishing budgets) for Metacine and most other ordinary operating matters, and therefore, the Company does not control Metacine. In addition, the Company only has one representative on a board of directors consisting of three directors. Accordingly, the acquisition is being accounted for under the equity method.

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D") in 2001. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to a patent portfolio consisting of six issued patents, eight pending patents and four invention disclosures related to the use of dendritic cells for the treatment of various diseases. While the patent portfolio, when viewed as a whole, represented a new approach to the treatment of various diseases utilizing cell therapy, the six issued patents had no independent commercial value. While the Company did not engage the services of an independent appraiser to assess the fair value of the purchased in process research and development, it considered the following factors: (i) any product or process utilizing dendritic cells as a treatment for any disease would regulated by the FDA and therefore would require extensive clinical testing prior to the time any revenue would be generate from the sale of a product or process, (ii) the cost of such clinical trials would be in excess of $ 50,000,000, (iii) it would take between seven to ten years to complete such clinical trials, (iv) there could be no assurance that even if Metacine could obtain the funding required to complete the clinical trials (which was well beyond Metacine's capability at the time Metacine acquired rights to the patent portfolio), that the clinical trials would have shown the product or process tested to be safe and effective. The Company's $1,850,000 obligation to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at December 31, 2002 and 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine to date were immaterial and as such, the liability remained unchanged at December 31, 2002 and 2001. The investment has been further reduced to zero at December 31, 2001, by the Company's equity in the loss of Metacine of $158,582 for the period from April 9, 2001 through December 31, 2001.

         On April 1, 2003, the license granted by the University of Pittsburgh to Metacine covering Metacine's technology was terminated due to non-payment by Metacine.

         Accordingly, the Company's has not reflected its share of its equity in the losses in Metacine for the years ended December 31, 2002 and 2001 in the amounts of $274,846 and $290,994, respectively.

         The Company is currently in discussions with Metacine with respect to a full settlement of the Company's obligations to Metacine.

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

Employees
         As of May 1, 2003, the Company had 4 employees, 3 of whom work less than full time. All of such employees are providing services in connection with the Asset Sale Transaction.

Research and Development

         During the years ended December 31, 2002, 2001 and 2000, the Company expended approximately $1.5 million, $2.3 million and $1.5 million, respectively, for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs.

Executive Officers of the Registrant

     The following table sets forth the names of the directors and principal executive officers of the Company as of May 15, 2003, their positions with the Company, and their principal business experience for the last five years.


Name                                           Age           Position
----                                          ----           --------

Samuel H. Ronel, Ph.D                           67           Chairman of the Board

Lawrence M. Gordon                              49           Chief Executive Officer and a Director

Stanley G. Schutzbank, Ph.D., R.A.C.            58           President and a Director

Donald W. Anderson                              53           Controller (Principal Accounting and
                                                             Financial Officer) and Secretary

Sheldon L. Glashow                              69           Director


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

         The Company owns two freestanding buildings comprising approximately 44,000 square feet that are located in New Brunswick, New Jersey. The Company uses the facilities for staff offices, manufacturing, quality control and research activities, and storage. The Company's properties are subject to the Asset Sales Transactions.

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


                              2 0 0 2                         2 0 0 1
                            ------------                    -----------

Quarter                 High          Low               High          Low
-------                 ----          ---               ----          ---
First                   $0.49        $0.16              $0.97        $0.22
Second                   0.22         0.08               0.53         0.24
Third                    0.10         0.04               0.44         0.11
Fourth                   0.08         0.04               0.52         0.14

         As of April 30, 2003, the Company had 472 stockholders of record.

         The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.


Item 6.  Selected Financial Data
--------------------------------
(Thousands of dollars except per share data)
                                                           Year Ended December 31,
                                               2002       2001       2000       1999       1998
                                               ----       ----       ----       ----       ----
                                                           As         As         As         As
                                                        Restated    Restated   Restated   Restated
                                                      (See Note 4) (See Note 4)

Revenues                                     $ 1,926    $ 1,499    $ 1,069    $ 2,329    $ 2,007

Cost of goods sold and excess/
  idle production costs                        1,482      1,486      1,456      2,590      6,008

Increase of inventory reserve                                                              3,090

Research and development costs, net            1,514      2,286      1,533      3,060      8,655

General and administrative expense             1,818      2,647      2,306      2,315      4,570

Loss from operations*                         (2,888)    (7,262)    (4,226)    (5,636)   (20,316)

Interest income (expense and
  financing costs), net                         (379)        17         74       (530)       253

Gain on sale of state net
  operating loss carryovers                      528        969      1,484      2,349

Net loss*                                     (2,738)    (6,435)    (2,669)    (3,818)   (20,800)

Basic and diluted loss per share                (.13)      (.33)      (.22)      (.75)     (6.50)

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

                                                    December 31,
                                       2002       2001       2000       1999       1998
                                       ------------------------------------------------
                                                   As         As         As         As
                                                Restated   Restated   Restated   Restated
                                               (See Note 4)(See Note 4)

Total assets                          $2,276     $3,685     $8,266     $5,490     $6,599

Working capital (deficiency)          (5,138)    (3,413)     2,311     (2,863)    (1,889)

Long-term debt                                                            500

Stockholders' equity (deficiency)     (3,324)    (1,164)     5,121       (209)     2,103



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Since 1981, the Company was engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. The Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain types of genital warts.

         Agreement with Hemispherx  Biopharma, Inc. ("HEB")

         On March 11, 2003, the Company executed the Asset Sale Transactions with HEB to sell certain assets of ISI.

         In the First Asset Sale Agreement, ISI sold all of its inventory related to ALFERON N Injection(R) and granted a three-year license for the production, manufacture, use, marketing and sale of the product in the United States.

         For these assets, ISI:

          (i) received 424,528 shares of HEB common stock (the "Common Stock") (these shares, along with other shares described below as having a guaranteed value, are sometimes referred to as the "Guaranteed Shares") which had a Market Value (as defined in the First Asset Sale Agreement) of $675,000 and a guaranteed value of $675,000;

          (ii) received an additional 62,500 shares of Common Stock without a guaranteed value; and

          (iii)will receive a royalty equal to 6% of the net sales of the product.

         ISI will receive a service fee for providing certain transitional services. In addition, HEB will assume ISI payables and certain other obligations related to the Product. This Agreement obligates HEB to register the Common Stock issued to ISI, sets periodic limits on the number of shares ISI may sell and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of Guaranteed Shares remaining unsold on March 11, 2005 and (ii) $ 1.59. The remaining Guaranteed Shares will then be returned to HEB.

         In the Second Asset Sale Agreement, ISI has agreed to sell, subject to certain approvals, to HEB all of its rights to natural alpha interferon, (the "Product") and other assets related to the Product including, but not limited to, real estate and machinery. For these assets, ISI will:

          (i) receive 424,528 shares of HEB Common Stock which has a Market Value (as defined in the Second Asset Sale Agreement) of $675,000 and a guaranteed value of $675,000;

          (ii) receive an additional 62,500 shares of HEB Common Stock without a guaranteed value; and

          (iii)receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

         In addition, HEB will be required to satisfy three obligations of ISI which aggregate approximately $2,300,000. HEB will be obligated to pay certain ongoing expenses related to ISI's operations prior to the closing of the Second Asset Sale Agreement.

         The Second Asset Sale Agreement obligates HEB to register the Common Stock to be issued, sets periodic limits on the number of these shares that may be sold and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of Guaranteed Shares remaining unsold on the date which is two years after the closing date of the Second Asset Sale Agreement and
(ii) $1.59. The remaining Guaranteed Shares will then be returned to HEB.

         The purchase price for the assets was determined by negotiation between HEB and ISI.

         The foregoing descriptions of the Asset Sale Transactions, the First Asset Sale Agreement and the Second Asset Sale Agreement are qualified in their entirety by reference to the full text of the First Asset Sale Agreement, the Second Asset Sale Agreement, which are filed as Exhibits 2.1 and 2.2 to the Current Report on Form 8-K, dated March 18, 2003, and incorporated herein by reference.

Liquidity and Capital Resources

         During the year ended December 31, 2002, the Company generated $1,926,466 in revenues from the sale of ALFERON N Injection and received $528,276 from the sale of the Company's New Jersey net operating loss carryovers. In addition, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. $250,000 of the convertible notes was due January 31, 2003 and the other $250,000 of the convertible notes are due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The transaction is subject to approval by the shareholders of the Company. In the event that shareholder approval is not obtained, the convertible noteholders could exercise their rights and call a default making the convertible notes immediately due and payable. All of the above accounted for substantially all of the Company's funding in 2002. As of June 12, 2003, the Company had an aggregate of approximately $195,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments. At the current time, the Company is focusing its efforts on completing the Asset Sale Transactions and evaluating new opportunities for the Company.

         Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue operations until the third quarter of 2003. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to scale back or terminate operations. The independent auditors' report, dated June 10, 2003 on the Company's consolidated financial statements as of and for the years ended December 31, 2002 and 2001 included an explanatory paragraph that states that the Company has experienced a significant loss from operations, has a capital deficiency, and a negative working capital position. These factors raise substantial doubt about its ability to continue as a going concern.

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

         The Company has participated in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 1999, the Company submitted an application to the New Jersey Economic Development Authority (the "EDA") to participate in the Program and the application was approved. The EDA then issued a certificate certifying the Company's eligibility to participate in the Program and the amount of New Jersey net operating loss carryovers the Company has available to transfer. Since New Jersey law provides that net operating losses can be carried over for up to seven years, the Company may be able to transfer its New Jersey net operating losses from the last seven years. The Company estimated that, as of January 1, 1999, it had approximately $85 million of unused New Jersey net operating loss carryovers available for transfer under the Program. The Program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit.

         During December 2002, 2001, and 2000, the Company completed the sale of approximately $6.5 million, $12 million, and $19 million of its New Jersey tax loss carryovers and received $0.53 million, $0.97 million, and $1.48 million, which were recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statement of Operations in 2002, 2001, and 2000, respectively. If the Company is eligible, in June 2003, the Company will submit an application to sell an additional approximately $2.0 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 2000 of approximately $22.6 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2003 and future years is $40 million per year.

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

         In an agreement dated November 23, 1998, the Company agreed to grant the Red Cross a security interest in certain assets to secure the Red Cross Liability and to issue to the Red Cross 300,000 shares of common stock and additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1, 1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability, until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered into an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. In connection with the Asset Sale Transactions, the Company, HEB and the Red Cross entered into a similar agreement pursuant to which the Red Cross agreed to forbear from exercising its rights until May 31, 2003 and the Red Cross agreed to accept HEB common stock with a guaranteed value of $500,000 in full settlement of all of the Company's obligations to the Red Cross. Under the terms of such agreement, if HEB does not make such payment, the Red Cross has the right to sell the Company's real estate.

         Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company agreed to grant GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company agreed to issue GP Strategies 500,000 shares of common stock (the "GP Shares") and a five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The common stock and warrants issued to GP Strategies were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company issued a note to GP Strategies representing the GP Strategies Debt, which note was due on September 30, 1999 and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001, and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP
Strategies Debt. In connection with the Asset Sale Transactions, the Company, HEB and GP Strategies entered into a similar agreement pursuant to which GP Strategies agreed to forbear from exercising its rights until May 31, 2003 and GP Strategies agreed to accept HEB common stock with a guaranteed value of $425,000 in full settlement of all of the Company's obligations to GP Strategies. Under the terms of such agreement, if HEB does not make such payment, GP Strategies has the right to sell the Company's real estate.

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

Commitments

         As  discussed  above,  the  Company  is  obligated  to make  Deficiency
Payments to Metacine for which the Company owes an aggregate amount of $1,450,000. The Company also has not rendered $250,000 of services to Metacine. The Company is currently in discussions with Metacine with respect to a full settlement of the Company's obligations to Metacine. Also as discussed above, the Company's note payable to GP Strategies of approximately $414,000 was due March 15, 2002 and has not yet been paid. In connection with the Asset Sale Transactions, the Company, HEB and GP Strategies entered into a similar agreement pursuant to which GP Strategies agreed to forbear from exercising its rights until May 31, 2003 and GP Strategies agreed to accept HEB common stock with a guaranteed value of $425,000 in full settlement of all of the Company's obligations to GP Strategies.

         As consideration for the transfer to the Company of certain licenses, rights and assets upon the formation of the Company by GP Strategies, the Company agreed to pay GP Strategies royalties of $1,000,000, but such payments will be made only with respect to those years in which the Company has income before income taxes, and will be limited to 25% of such income. Through December 31, 2002, the Company has not generated income before taxes and therefore has not accrued or paid royalties to GP Strategies.

Major Research and Development Projects

         Cancer

         During the year ended December 31, 2002, the Company incurred $101,565 in connection with its collaboration with the Mayo Foundation for Medical Education and Research pursuant to which the Company is funding a clinical trial entitled "Identification of an Immunostimulatory Dose of Natural Interferon (Phase A) and Its Impact on Clinical Outcome (Phase B) in Patients with Melanoma. The Company estimates that the time to complete this trial will be at least two years. However, because of the need to recruit patients who meet certain limited criteria to complete the trial, it is very difficult to accurately estimate the date the trial will be completed. Under the terms of the Company's agreement with Mayo, the cost to complete this clinical trial is approximately $200,000. Under the terms of the Company's agreement with Hemispherx (see "Business - General Development of the Business - Agreement with Hemispherx Biopharma, Inc.") the Company's right to continue this agreement and the obligation owed to Mayo was transferred to Hemispherx.

         Multiple Sclerosis

         During the year ended December 31, 2001, the Company incurred approximately $91,594 funding a study which entailed a retrospective review of multiple brain magnetic resonance imaging (MRI) scans to assess MS brain lesion burden. The study compared the scans of 40 MS patients treated with interferon alfa-n3 (ALFERON N Injection) as well as 40 MS patients treated with interferon beta-1b (Betaseron(R)), both before therapy and at least six months after initiation of therapy. A control group of 39 untreated MS patient scans were also evaluated with an initial MRI scan at baseline and a second MRI obtained at least six months after the baseline examination. On the 238 scans evaluated (119 patients) only lesions of larger than 5 mm3 were measured to avoid inclusion of potential non-MS lesions and assure accuracy of measurement. All scans were reviewed by consensus of two experienced neuroradiologists who were blinded to all identifiers, including name, date, order of scans, and clinical status of the patient.

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

         Under  the  terms  of the  Company's  agreement  with  Hemispherx  (see
"Business - General Development of the Business - Agreement with Hemispherx Biopharma, Inc.") the Company's right to continue work utilizing ALFERON N Injection for the treatment of multiple sclerosis was licensed to Hemispherx.

Results of Operations

Year Ended December 31, 2002 Versus Year Ended December 31, 2001

         For the year ended December 31, 2002 (the "2002 Period") and 2001 (the "2001 Period"), the Company had revenues from the sale of ALFERON N Injection of $1,926,466 and $1,498,603, respectively. During the first quarter of 2002, the Company notified its customers of a price increase for ALFERON N Injection. As a result, several wholesalers purchased above-normal quantities of ALFERON N Injection ahead of the price increase. In addition, during the third quarter of 2002, the Company offered price concessions to its largest customers in an attempt to raise cash from the sale of ALFERON N Injection, which resulted in greater than normal sales in the 2002 period.

         In the 2002 Period, the Company sold, through its distributor, to wholesalers and other customers in the United States 15,012 vials of ALFERON N Injection, compared to 11,296 vials sold by the Company during the 2001 Period. In addition, foreign sales of ALFERON N Injection were zero vials and 61 vials for the 2002 and 2001 Periods, respectively.

         Cost of goods sold and excess/idle production costs totaled $1,482,006 and $1,485,962 for the 2002 and 2001 Periods, respectively. Excess/idle production costs in the 2002 and 2001 Periods represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the 2002 Period as compared to the 2001 Period.

         Research and development expenses during the 2002 Period of $1,514,286 decreased by $772,014 from $2,286,300 for the 2001 Period, due to decreases in both external research payments and internal research costs.

         General and administrative expenses for the 2002 Period were $1,818,194 as compared to $2,646,734 for the 2001 Period. The decrease of $828,540 was principally due to decreases in payroll, consulting and public relations expenses.

         The Company recorded $2,341,418 as acquisition of in-process research and development expenses related to its investment in Metacine for the 2001
Period as Metacine's primary asset is technology which has not reached technological feasibility and has no alternative uses. See Note 7 of Notes to Consolidated Financial Statements.

         Interest income for the 2002 Period was $7,122 as compared to $108,351 for the 2001 Period. The decrease of $101,229 was due to less funds available for investment in the 2002 Period.

         Interest expense for the 2002 Period was $385,775 as compared to $91,469 for the 2001 Period. The increase of $294,306 was primarily due to the interest, including amortization of debt discount, on the convertible notes payable.

         Equity in loss of Metacine for the 2001 Period was $158,582 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to December 31, 2001.

         During 2002 and 2001, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $528,276 and $968,553, which is recorded as an income tax benefit in the 2002 and 2001 Periods, respectively.

         As a result of the foregoing, the Company incurred net losses of $2,738,397 and $6,434,958 for the 2002 and 2001 Periods, respectively.

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

         Cost of goods sold and excess/idle production costs totaled $1,485,962 and $1,455,929 for the 2001 Period and 2000 Period, respectively. Excess/idle production costs in the 2001 and 2000 Periods represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were slightly lower during the 2001 Period as compared to the 2000 Period.

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

         Equity in loss of Metacine for the 2001 Period was $158,582 and represents the Company's equity in loss of Metacine for the period from April 9, 2001 to December 31, 2001.

         During 2001 and 2000, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $968,553 and $1,483,861, which is recorded as an income tax benefit in the 2001 and 2000 Periods, respectively.

         As a result of the foregoing, the Company incurred net losses of $6,434,958 and $2,668,663 for the 2001 Period and 2000 Period, respectively.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company is required to adopt SFAS No. 146 on January 1, 2003. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. The statement eliminates the use of the original SFAS No. 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the applicable disclosure requirements of this statement for year-end reporting. The transition provisions of this statement apply upon the adoption of the SFAS No. 123 fair value based method. The Company did not change its method of accounting for employee stock-based compensation from the intrinsic method to the fair value based alternative.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                           Page

Independent Auditors' Report                                                                 21

Financial Statements:

Consolidated Balance Sheets - December 31, 2002 and 2001                                     22

Consolidated Statements of Operations - Years ended
      December 31, 2002, 2001 and 2000                                                       23

Consolidated Statements of Changes in Stockholders'
      Equity Capital Deficiency - Years ended December 31, 2002, 2001 and 2000               24

Consolidated Statements of Cash Flows - Years ended
      December 31, 2002, 2001 and 2000                                                       25

Notes to Consolidated Financial Statements                                                   26

Schedule II - Valuation and Qualifying Accounts                                              51

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Interferon Sciences, Inc.


         We have audited the accompanying consolidated balance sheets of Interferon Sciences, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity capital deficiency and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interferon Sciences, Inc. and subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced a significant net losses in each of the years in the three-year period ended December 31, 2002 and at December 31, 2002, has a capital deficiency and a negative working capital position. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In connection with our audit of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts for 2002. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


Eisner LLP

New York, New York
June 10, 2003


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                             2002               2001
                                                             ----               ----
                                                                            As Restated
                                                                            (See Note 4)
ASSETS
Current assets
  Cash and cash equivalents                             $   378,663        $ 1,184,889
  Accounts and other receivables                             42,739            123,389
  Inventories, net of reserves of $4,678,659
    and $5,538,413, respectively                             28,489            109,913
  Prepaid expenses and other current assets                  12,179             17,608
                                                        ------------       ------------
Total current assets                                        462,070          1,435,799
                                                       -------------       ------------
Property, plant and equipment, at cost
  Land                                                      140,650            140,650
  Buildings and improvements                              7,793,242          7,793,242
  Equipment                                               4,920,942          4,920,942
                                                        --------------     ------------
                                                         12,854,834         12,854,834

Less accumulated depreciation                           (11,173,264)       (10,776,342)
                                                        ------------       ------------
                                                          1,681,570          2,078,492
                                                        ------------       ------------
Patent costs, net of accumulated amortization
  of $388,974 and $360,819                                  132,187            160,342
Other assets                                                    100             10,100
                                                        ------------       ------------
                                                        $ 2,275,927          3,684,733
                                                        ============       ============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Accounts payable                                      $ 1,387,462            963,323
  Accrued expenses                                          414,262            350,548
  Due to American Red Cross                               1,402,870          1,339,338
  ISI stock subject to resale agreement
    and in-kind services due Metacine                     1,700,000          1,700,000
  Note payable and amount due GP Strategies                 413,745            495,745
  Convertible Notes payable, net of debt discount           281,863
                                                       -------------      -------------
Total current liabilities                                 5,600,202          4,848,954
                                                       -------------      -------------
Commitments

Capital deficiency
  Preferred stock, par value $.01 per share; authorized - 5,000,000 shares; none issued and outstanding
  Common stock, par value $.01 per share; authorized - 55,000,000 shares; issued and outstanding- 21,030,405 and 20,308,031
   shares, respectively                                     210,304            203,080
  Capital in excess of par value                        136,810,618        136,239,499
  Accumulated deficit                                  (140,345,197)      (137,606,800)
                                                       --------------    -------------
Total capital deficiency                                 (3,324,275)        (1,164,221)
                                                       --------------    -------------
                                                      $   2,275,927          3,684,733
                                                        =============     =============


The accompanying notes are an integral part of these consolidated financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,



                                                 2002           2001             2000
                                               --------       --------         -------
                                                            As Restated     As Restated
                                                            (See Note 4)    (See Note 4)
Revenues

ALFERON N Injection                          $  1,926,466   $  1,498,603   $  1,067,471
Research products and other revenues                                              1,442
                                              ------------   ------------    -----------
Total revenues                                  1,926,466      1,498,603      1,068,913
                                              ------------   ------------    -----------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                              1,482,006      1,485,962      1,455,929
Research and development                        1,514,286      2,286,300      1,533,324
General and administrative                      1,818,194      2,646,734      2,306,146
Acquisition of in-process technology                           2,341,418
                                              ------------   ------------    -----------
Total costs and expenses                        4,814,486      8,760,414      5,295,399
                                              ------------   ------------    -----------
Loss from operations                           (2,888,020)    (7,261,811)    (4,226,486)

Interest income                                     7,122        108,351        161,835
Interest expense                                 (385,775)       (91,469)       (87,873)
Equity in loss of Metacine                                      (158,582)
                                               -----------   ------------    -----------
Loss before income tax benefit                 (3,266,673)    (7,403,511)    (4,152,524)


Income tax benefit:
Gain on sale of state net operating loss
  carryovers                                      528,276        968,553      1,483,861
                                              -------------  ------------    -----------
Net loss                                     $ (2,738,397)  $ (6,434,958)  $ (2,668,663)
                                              =============  ============    ===========
Basic and diluted net loss per share         $       (.13)  $       (.33)  $       (.22)
                                              =============  ============    ===========
Weighted average number of
shares outstanding                             20,575,948     19,576,312     12,097,252
                                              =============  =============   ============


The accompanying notes are an integral part of these consolidated financial statements.


                                              INTERFERON SCIENCES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY CAPITAL DEFICIENCY



                                                                                                                          Total
                                                                      Capital in                                       stockholders'
                                                  Common stock        excess of       Accumulated    Settlement           equity
                                              Shares      Amount      par value        deficit         Shares         (deficiency)
                                              -----------------      -----------     ------------   -------------     --------------
 Balance at January 1, 2000,
  previously stated                         5,327,473   $ 53,275   $129,397,259    $(128,812,179)   $ 81,000)        $ 557,355
 Cumulative effect of restating inventory
   reserves, and effect of correcting cost of
   sales, see Note 4                                                  (1,156,000)         309,000      81,000          (766,000)

                                      ----------------------------------------------------------------------------------------------

Balance at January 1, 2000, as restated      5,327,473   $ 53,275   $128,241,259    $(128,503,179)   $   0            $ (208,645)

Net proceeds from sale of common stock      11,635,451    116,354      6,980,595                                       7,096,949
Common stock issued as compensation             20,000        200         23,550                                          23,750
Common stock issued under Company 401(k) plan   78,914        789         79,409                                          80,198
Common stock issued as payment against
  accounts payable                             870,000      8,700         (8,700)
Employee stock option compensation                                         2,050                                           2,050
Compensation paid in cash in settlement of
 obligation to issue common stock                                        282,506                                         282,506
Forgiveness of amount due GP Strategies                                  129,886                                         129,886
Settlement shares sold                                                   382,515                                         382,515
Net loss, as restated                                                                  (2,668,663)                    (2,668,663)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 2000                17,931,838    179,318    136,113,070     (131,171,842)         0           5,120,546

Common stock issued to Metacine              2,000,000     20,000        (20,000)
Common stock issued as compensation             50,000        500         12,780                                          13,280
Common stock issued under Company 401(k) plan  323,949      3,239        106,095                                         109,334
Proceeds from exercise of common stock options   2,244         23            538                                             561
Employee stock option compensation                                         5,553                                           5,553
Settlement shares sold                                                    21,463                                          21,463
Net loss, as restated                                                                  (6,434,958)                    (6,434,958)

                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 2001                20,308,031    203,080    136,239,499      (137,606,800)        0           (1,164,221)

Common stock issued under Company 401(k) plan  722,374      7,224         71,119                                           78,343
Fair value of warrants issued with
 convertible notes and value of
 beneficial conversion feature                                           500,000                                          500,000
Net loss                                                                                (2,738,397)                    (2,738,397)

                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 2002                21,030,405   $210,304   $136,810,618      $(140,345,197)    $  0          $(3,324,275)



  The  accompanying  notes  are an  integral  part of these  consolidated financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,



                                                           2002           2001           2000
                                                         --------       --------       --------
                                                                      As Restated    As Restated
                                                                      (See Note 4)   (See Note 4)

Cash flows from operating activities:
  Net loss                                             $(2,738,397)   $(6,434,958)   $(2,668,663)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Depreciation and amortization                          425,077        507,507        502,157
    Acquisition of in-process research and development                  2,341,418
    Equity in loss of Metacine                                            158,582
    Gain on settlements of research-related
     liabilities                                                                        (456,998)
    Provision for notes receivable                                         87,500         70,000
    Non-cash compensation expense                           78,343        128,167        388,504
    Debt discount                                          281,863
    Change in operating assets
     and liabilities:
    Accounts and other receivables                          80,650      1,551,409     (1,639,237)
    Inventories                                             81,424         (4,439)      (105,474)
    Prepaid expenses and other current assets                5,429           (120)         9,530
    Accounts payable and accrued expenses                  551,385         95,845     (1,497,126)
    Amount due to GP Strategies                             18,000         29,106        (87,112)
                                                    ---------------   ------------  -------------
  Net cash used for operating activities                (1,216,226)    (1,539,983)    (5,484,419)
                                                    ---------------   ------------  -------------
Cash flows from investing activities:
  Additions to property, plant and equipment                              (46,994)       (56,967)
  Investments in Metacine and other assets                               (787,500)      (170,000)
  Reduction of other assets                                 10,000
                                                    ---------------   ------------  ------------
  Net cash provided by (used for)
    investing activities                                    10,000       (834,494)      (226,967)
                                                    ---------------   ------------  -------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                  500,000
  Net proceeds from sale of common stock                                               7,096,949
  Repayment of note payable to GP Strategies              (100,000)      (100,000)
  Proceeds from exercise of common stock options                              561
                                                    ---------------   ------------  -------------
  Net cash provided by (used for) financing
    activities                                             400,000        (99,439)     7,096,949
                                                    ---------------   ------------  -------------
Net increase (decrease) in cash and cash equivalents      (806,226)    (2,473,916)     1,385,563

Cash and cash equivalents at beginning of year           1,184,889      3,658,805      2,273,242
                                                    --------------    ------------  -------------
Cash and cash equivalents at end of year              $    378,663    $ 1,184,889    $ 3,658,805
                                                    ==============    ============  =============



The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

         Interferon Sciences, Inc. (the "Company") is a biopharmaceutical company that operates in a single segment and is engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). The Company's ALFERON(R) N Injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and the Company has studied its potential use in the treatment of HIV, hepatitis C, and other indications. Alferon N Injection is sold principally in the United States, however, a portion is sold in foreign countries. For the years ended December 31, 2002, 2001 and 2000, domestic sales totaled $1,926,466, $1,488,897, and $1,046,470, respectively, and foreign sales totaled zero, $9,706, and $21,001, respectively. All identifiable assets are located in the United States.

         Subsequent to December 31, 2002, the Company sold its inventory and granted a license to its products to Hemispherx Biopharma, Inc. See Note 20.

         Integrated Commercialization Solutions, Inc. ("ICS"), a subsidiary of AmerisourceBergen Corporation, is the sole United States distributor of ALFERON N Injection. ICS distributes ALFERON N Injection to a limited number of wholesalers throughout the United States.

Note 2.  Summary of Significant Accounting Policies

         Principles of consolidation -- The consolidated financial statements include the operations of the Company and Interferon Sciences Development Corporation ("ISD"), its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. The transactions and balances of Metacine, Inc. are being accounted for under the equity method (see Note 7). The losses of Metacine from April 9, 2001, the date of the Company's acquisition of an 82% equity interest in Metacine through December 31, 2001, have been reflected in the accompanying statement of operations as equity in loss of Metacine to the extent of the Company's carrying value of the investment in Metacine. At December 31, 2001, the carrying value was written down to $-0-.

         Cash and cash equivalents -- The Company considers all highly liquid instruments with maturities of three months or less from purchase date to be cash equivalents.

         Property, plant and equipment -- Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs, which do not extend the lives of the assets, are expensed.

         Depreciation -- The Company provides for depreciation and amortization of plant and equipment following the straight-line method over the estimated useful lives of such assets as follows:

               Class of Assets                            Estimated Useful Lives

                  Buildings and Improvements                      15 to 30 years
                  Equipment                                        5 to 10 years

         Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $396,922, $478,082 and $472,101, respectively.

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

         Stock option plan - The Company accounts for its stock-based compensation to employees and members of the Board of Directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," which was released in December 2002 as an amendment of SFAS 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.



                                                             Year Ended December 31,
                                                        2002           2001            2000
                 Reported net loss                 $(2,738,397)    $(6,434,958)     $(2,668,663)

                 Stock-based employee
                  compensation expense
                  included in reported net loss,
                  net of related tax effects            --               --               --

                 Stock based employee
                  compensation determined under
                  the fair value based method,
                  net of related tax effects           (94,165)       (730,284)        (481,151)

                 Pro forma net loss                 (2,832,562)     (7,165,242)      (3,149,814)

                 Loss per share
                   (basic and diluted)
                 As reported                       $      (.13)    $      (.33)     $      (.22)
                 Pro forma                         $      (.14)    $      (.37)     $      (.26)


         During 2002 and 2001, the Company did not grant any stock options. The per share weighted-average fair value of stock options granted during 2000 was $.88 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 6.1%, expected volatility of 142.4% and an expected life of 3.0 years.

         Loss per share -- Basic loss per share (EPS) are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. At December 31, 2002, 2001 and 2000, the Company's options and warrants outstanding are anti-dilutive and therefore basic and diluted EPS are the same.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
         Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. At December 31, 2002 and 2001, the Company has recorded a full valuation allowance for the net deferred tax asset.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company is required to adopt SFAS No. 146 on January 1, 2003. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. The statement eliminates the use of the original SFAS No. 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of SFAS No. 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the applicable disclosure requirements of this statement for year-end reporting. The transition provisions of this statement apply upon the adoption of the SFAS No. 123 fair value based method. The Company did not change its method of accounting for employee stock-based compensation from the intrinsic method to the fair value based alternative.

Note 3.  Operations

         The Company has experienced significant operating losses since its inception in 1980. As of December 31, 2002, the Company had an accumulated deficit of approximately $140 million. For the years ended December 31, 2002, 2001 and 2000, the Company had losses from operations of approximately $2.9 million, $7.3 million, and $4.2 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain genital warts, the Company has had limited success in generating revenue from the sale of ALFERON N Injection to date.

         During the year ended December 31, 2002, the Company generated $1,926,466 in revenue from the sale of ALFERON N Injection and received $528,276 from the sale of the Company's New Jersey net operating tax loss carryovers. In addition, the Company completed a private placement of $500,000 of convertible notes to accredited investors. At December 31, 2002, the Company had approximately $379,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

         On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection product and granted a three-year license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value, and a royalty equal to 6% of the net sales of ALFERON N Injection. The HEB common stock will be subject to selling restrictions. In addition, HEB assumed approximately $400,000 of the Company's payables and various other commitments. The Company and HEB also entered into another agreement pursuant to which the Company will sell to HEB, subject to regulatory approval, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company will receive $675,000 of HEB common stock with a guaranteed value, an additional 62,500 shares of HEB common stock without a guaranteed value and a royalty equal to 6% of the net sales of all products sold containing natural alpha interferon. HEB will assume approximately $2.3 million of the Company's indebtedness that currently encumbers its assets. In addition, HEB will fund the operating costs of the Company's facility pending the completion of this transaction. In the event the Company does not obtain regulatory approval prior to September 12, 2003, either the Company or HEB may terminate the agreement and not complete the transaction.

         Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the Company has sufficient resources to enable the Company to continue operations until the third quarter of 2003. However, actual results, may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to terminate operations.

Note 4.  Restatement

         At December 31, 1999, the balance of the inventory reserves has been increased to eliminate the effect of the $766,000 reversal of inventory previously written down. This retroactive adjustment results in increasing the Accumulated Deficit at December 31, 1999 by $766,000 and decreasing inventory and total assets by the same amount. In addition, a restatement was required to correct cost of sales and equity in loss of Metacine. The Net Loss and loss per share for the years ended December 31, 2000 and 2001 have also been similarly revised as follows:


                                                                   Year Ended December 31,
                                                                   2000               2001
                                                                   ----               ----
       Net Loss as previously reported                         $(2,981,672)     $(7,249,576)

       Effect of reversing inventory write (up) down(1)            (71,300)         584,898

       Effect of adjusting carrying value of inventory(2)          105,474            4,439

       Elimination of adjustments for common stock
          held by Red Cross(3)                                     278,835          (65,713)

       Effect of correcting equity in loss of Metacine(4)            --             290,994
                                                               ------------     ------------
       Net Loss as restated                                    $(2,668,663)     $(6,434,958)
                                                               ------------     ------------
       Basic and diluted Net Loss per share
         as previously stated                                  $      (.25)     $      (.37)

       Effect of reversing inventory write down                         --              .03

       Effect of adjusting carrying value of inventory                 .01               --

       Elimination of adjustments for common stock
         held by Red Cross                                             .02               --

       Effect of correcting equity in loss of Metacine                  --              .01
                                                               ------------     ------------
       Basic and diluted Net Loss per share as restated        $      (.22)     $      (.33)
                                                               ============     ============

(1)      To adjust for reversal of inventory write (up) down.
(2)      To adjust the carrying value of inventory for production costs not capitalized.
(3)      To adjust cost of sales for the change in market value of common stock held by American Red Cross.
(4)      To adjust for the equity in the loss of Metacine in excess of the carrying basis.

Note 5.  Agreements with Hoffmann-LaRoche

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

         Under the terms of the Hoffmann Agreement, the Company is obligated to pay Hoffmann an aggregate royalty on net sales (as defined) of Natural Alpha Interferon products by the Company in an amount equal to (i) 8% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, up to $75,000,000 of net sales in any calendar year and (ii) 9.5% of net sales in the Hoffmann Territory, and 2% of net sales outside the Hoffmann Territory of products manufactured in the Hoffmann Territory, in excess of $75,000,000 of net sales in any calendar year, provided that the total royalty payable in any calendar year shall not exceed $8,000,000. For the years ended December 31, 2002, 2001 and 2000, the Company recorded approximately $31,000, $60,000, and $42,000, in royalty expenses to Hoffmann, respectively. The Hoffmann Agreement can be terminated by the Company on 30 days notice with respect to the United States patent, any individual foreign patent, or all patents owned by Hoffmann. If the Hoffmann Agreement is terminated with respect to the patents owned by Hoffmann in a specified country, such country is no longer included in the Hoffmann Territory. Accordingly, the Company would not be permitted to market any formulation of alpha interferon in such country.

Note 6. Research and Development Agreement with Interferon Sciences Research Partners, Ltd.

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

     On April 9, 2001, the Company exercised its option to acquire an 82% equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, an obligation to pay Metacine $ 1,850,000 and $250,000 of services to be rendered by the Company by June 30, 2002. In addition, the Company issued Metacine 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for the Company to make cash payments ("Deficiency Payments") to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ending September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not made the remainder of the Deficiency Payments in the aggregate amount of $1,450,000. If Metacine sells all of the 2,000,000 shares received and the cumulative proceeds from the sales and any Deficiency Payments are less than $1,850,000, the Company may issue to Metacine additional shares of common stock at the Company's full discretion. These additional shares would be treated in the same manner as the original 2,000,000 shares. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company ($400,000 through December 31, 2002) would be repaid to the Company to the extent these proceeds exceed $1,850,000. All additional proceeds beyond the $1,850,000 and repayment of Deficiency Payments, if any, would be for the benefit of Metacine. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments. Since the Company has not made $1,450,000 in Deficiency Payments and has not rendered $250,000 of services to Metcine, Metacine could request 462,500 Metacine shares currently held in escrow to satisfy the Company's past due obligations.

     Although the Company is the majority owner of Metacine, the Company must, on many matters, vote its shares of Metacine common stock in the same proportion as votes cast by the minority stockholders of Metacine, except for certain matters with respect for which the Company has protective rights. In accordance with EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights, the minority holders have substantive participating rights which include controlling the selection, termination and setting of compensation for Metacine management who are responsible for implementing policies and procedures, making operating and capital decisions (including establishing budgets) for Metacine and most other ordinary operating matters, and therefore, the Company does not control Metacine. In addition, the Company only has one representative on a board of directors consisting of three directors. Accordingly, the acquisition is being accounted for under the equity method.

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D") in 2001. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to a patent portfolio consisting of six issued patents, eight pending patents and four invention disclosures related to the use of dendritic cells for the treatment of various diseases. While the patent portfolio, when viewed as a whole, represented a new approach to the treatment of various diseases utilizing cell therapy, the six issued patents had no independent commercial value. While the Company did not engage the services of an independent appraiser to assess the fair value of the purchased in process research and development, it considered the following factors: (i) any product or process utilizing dendritic cells as a treatment for any disease would regulated by the FDA and therefore would require extensive clinical testing prior to the time any revenue would be generate from the sale of a product or process, (ii) the cost of such clinical trials would be in excess of $ 50,000,000, (iii) it would take between seven to ten years to complete such clinical trials, (iv) there could be no assurance that even if Metacine could obtain the funding required to complete the clinical trials (which was well beyond Metacine's capability at the time Metacine acquired rights to the patent portfolio), that the clinical trials would have shown the product or process tested to be safe and effective. The Company's $1,850,000 obligation to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at December 31, 2002 and 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine to date were immaterial and as such, the liability remained unchanged at December 31, 2002 and 2001. The investment has been further reduced to zero at December 31, 2001, by the Company's equity in the loss of Metacine of $158,582 for the period from April 9, 2001 through December 31, 2001.

         On April 1, 2003, the license granted by the University of Pittsburgh to Metacine covering Metacine's technology was terminated due to non-payment by Metacine.

         Accordingly, the Company's has not reflected its share of its equity in the losses in Metacine for the years ended December 31, 2002 and 2001 in the amounts of $274,846 and $290,994, respectively.

         The Company is currently in discussions with Metacine with respect to a full settlement of the Company's obligations to Metacine.

Note 8. Inventories

         Inventories, consisting of material, labor and overhead, are classified as follows:

                                                         December 31,
                                                  2002                 2001
                                                  -------------------------
                                                                     As Restated
                                                                    (See Note 4)

        Finished goods                          $   322,518     $ 1,263,696
        Work in process                           3,052,070       3,052,070
        Raw materials                             1,332,560       1,332,560
        Less reserve for excess inventory        (4,678,659)     (5,538,413)
                                                 -----------   ------------
                                                $    28,489     $   109,913
                                                 ===========   ============

         Finished goods inventory consists of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

         In light of the results of the Company's Phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company has recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at December 31, 2002 and 2001, reflect a reserve for excess inventory of $4,678,659 and $5,538,413, respectively.

Note 9.  Convertible Notes Payable

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

Note 10.  Income Taxes

         As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $5,900,000 of net federal operating loss carryforwards, which expire from 2003 to 2006, are available to the Company upon ceasing to be a member of GP Strategies's consolidated return group in 1991. In addition, the Company has net federal operating loss carryforwards for periods subsequent to May 31, 1991, and through December 31, 2002 of approximately $104,000,000 that expire from 2006 to 2022. In addition, the Company had state net operating loss carryforwards of approximately $32,000,000 that expire from 2005 to 2009.

         The Company believes that the events culminating with the closing of its Common Stock Private Offering on November 6, 2000 may result in an "ownership change" under Internal Revenue Code, Section 382, with respect to its stock. The Company believes that as a result of the ownership change, the future utility of its pre-change net operating losses may be significantly limited. Further, the issuance of 51,000,000 warrants in August 2002 could also result in an ownership change and further limit use of the net operating losses carried forward.

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following as of December 31, 2002 and 2001:

Deferred tax assets                        2002                 2001
-------------------                        ----                 -----

Net operating loss carryforwards       $39,530,000           34,551,000
Tax credit carry-forwards                   --                  150,000
Inventory reserve                        1,872,000            2,114,000
Property and equipment,
  principally due to differences
  in basis and depreciation                661,000              588,000
In-process technology costs                  --                 937,000
                                        ----------           -----------
Gross deferred tax asset                42,063,000           38,340,000
Valuation allowance                    (42,063,000)         (38,340,000)
                                       -----------          -----------
Net deferred taxes                     $   ---             $    ---
                                       ===========           ===========

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's history of annual net losses, that a full valuation allowance is appropriate. The change in the valuation allowance for 2002 and 2001 was $3,723,000 and $2,411,000, respectively.

         Based on the Company's net loss before income taxes in 2002, 2001 and 2000, the Company would have recorded a tax benefit. During each of these years, the Company recorded increases in the valuation allowance due to uncertainty regarding the realization of deferred taxes that reduced the Company's expected income tax benefit to zero in these years.

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

         During 2002, 2001 and 2000, the Company completed the sale of approximately $6.5 million, $12 million, and $19 million of its New Jersey tax loss carryovers and received $0.53 million, $0.97 million, and $1.48 million, which were recorded as a tax benefit from gains on sale of state net operating loss carryovers on its Consolidated Statement of Operations in 2002, 2001 and 2000, respectively.

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

     Employee stock option activity for options under the Plan during the periods indicated is as follows:

                                                Number of     Weighted-Average
                                                  Shares       Exercise Price
                                                ----------    ----------------

         Balance at December 31, 1999           1,887,260         $  .25

                  Granted                          61,710           1.10
                  Forfeited                        (2,580)           .25
                                                ----------
         Balance at December 31, 2000           1,946,390            .28

                   Exercised                       (2,244)           .25
                   Forfeited                      (13,525)           .35
                                                ----------
         Balance at December 31, 2001           1,930,621            .28

                   Forfeited                      (22,546)           .41
                                                ----------
         Balance at December 31, 2002           1,908,075            .27


     At December 31, 2002, the exercise prices and weighted-average remaining contractual life of outstanding options were:

                                                     Number of
                                                      Options         Life
                                                      -------         ----
                               $ .25 - $1.00         1,854,475       1 year
                               $1.01 - $1.25            53,600       1 year

         At December 31, 2002, the number of options exercisable was 1,908,075, and the weighted-average exercise price of those options was $.27.

         FASB Interpretation No. 44 provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("FIN 44"). It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee that apply to awards issued after December 15, 1998. The Company has evaluated the financial impact of FIN 44 and has determined that the repricing of employee stock options on October 27, 1999 falls within the guidance of FIN
44. On October 27, 1999, the Company repriced 429,475 stock options to $.25 per share. On July 1, 2000, the implementation date of FIN 44, 352,823 shares of the 429,475 shares were fully vested (exercisable) and the closing price of the Company's common stock on such date was $1.63 per share. Beginning on and after July 1, 2000, the Company is required to record compensation expense on the repriced vested options only when the market price exceeds $1.63 per share and only on the amount in excess of $1.63 per share. For the repriced unvested stock options, the intrinsic value measured at the July 1, 2000 effective date that is attributable to the remaining vesting period will be recognized over that future period. The unvested stock options at July 1, 2000 (76,652) were fully vested on January 1, 2001. On December 31, 2002, the closing price of the Company's common stock was $.05 per share and accordingly, under FIN 44, no compensation expense was recorded on the repriced fully vested stock options of July 1, 2000 and on the repriced unvested stock options of July 1, 2000.

Information regarding all Options and Warrants

         Changes in options and warrants outstanding during the years ended December 31, 2002, 2001 and 2000, and options and warrants exercisable and shares reserved for issuance at December 31, 2002 are as follows:

         The following table includes all options and warrants including employee options (which are discussed above).
                                                 Price Range          Number of
                                                  Per Share           Shares
                                                 -----------          ---------
    Outstanding at December 31, 1999         $ .25   -    $77.90     2,567,032
    Granted                                    .56   -      1.50    14,631,279
    Terminated                                 .25   -     77.90       (90,975)
                                           ---------------------    -----------
    Outstanding at December 31, 2000           .25   -     48.00    17,107,336
    Exercised                                  .25                      (2,244)
    Terminated                                 .25   -     48.00       (77,938)
                                           ---------------------    -----------
    Outstanding at December 31, 2001           .25   -     36.00    17,027,154
    Warrants Issued                            .01   -       .01    51,000,000
    Terminated                                 .25   -     36.00       (49,510)
                                           ---------------------    ----------
    Outstanding at December 31, 2002           .01   -      1.50    67,977,644
                                                                    ==========
    Exercisable:

    December 31, 2002                          .25   -      1.50    16,977,644
                                                                    ==========
    Shares reserved for issuance:

    December 31, 2002                                               67,977,644
                                                                    ==========

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2002, include 500,000 shares under a warrant agreement with GP Strategies. The warrants are priced at $1.00 per share and expire on March 25, 2004.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2002, include 11,635,451 shares under warrant agreements with the purchasers of a 2000 private offering. The warrants are priced at $1.50 per share and expire on April 17, 2005.

         Options and warrants outstanding and exercisable, and shares reserved for issuance at December 31, 2002, include 2,934,118 shares under a warrant agreement to purchase 1,467,059 units. Each unit consists of a share of common stock and a warrant to purchase an additional share of common stock at a price of $1.50 per share, exercisable at a price of $.66 per unit. The units were issued as compensation for services rendered to the Company in the 2000 private offering and expire on April 17, 2005.
         Options and warrants outstanding and shares reserved for issuance, at December 31, 2002, include 51,000,000 shares under warrant agreements (subject to shareholder approval) with the purchasers of the convertible notes. The warrants are exercisable at $.01 per share upon shareholder approval and expire in 2007.

Note 12.  Savings Plan

         The ISI Savings Plan (the "Savings Plan") permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of up to 15% of base compensation. The Company will match up to the 6% level of the participants' eligible contributions. The Savings Plan matches 40% in cash and 60% in the Company's common stock up to the 6% level. For 2002, the Company's contribution to the Savings Plan, which was fully vested, was $131,000, consisting of $52,657 in cash and $78,343 in stock. For 2001, the Company's contribution to the Savings Plan was $176,000, consisting of $66,666 in cash and $109,334 in stock. For 2000, the Company's contribution to the Savings Plan was $124,000, consisting of $43,802 in cash and $80,198 in stock.

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

Note 14.  Related Party Transactions

         GP Strategies owns less than 5% of the Company's common stock as of December 31, 2002. The Company was a party to a management agreement with GP Strategies, pursuant to which certain legal, financial and administrative services had been provided by employees of GP Strategies. The management agreement was terminated on March 27, 2000 (See Note 16).

         See Note 16 for information with respect to royalty obligations to GP Strategies.

Note 15.  Supplemental Statement of Cash Flow Information

         The Company paid no income taxes or interest during the three-year period ended December 31, 2002.

         During the years ended December 31, 2002, 2001 and 2000 the following non-cash financing and investing activities occurred:

2002:
         None

2001:
         The Company issued 2,000,000 shares, with a guaranteed value of $1,850,000, of common stock and committed to provide $250,000 of services to be rendered by the Company to Metacine (see Note 7).

         The Company reduced capital in excess of par value and the corresponding liability by $21,463 for settlement shares sold.
2000:
         The Company issued 870,000 shares of common stock as payment related to accounts payable (see Note 16). The Company credited capital in excess of par value for forgiveness of $129,886 of debt due GP Strategies.

         The   Company   reduced   capital  in  excess  of  par  value  and  the
corresponding liability by $382,515 for settlement shares sold.

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

         Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of common stock and agreed to issue additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1,1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999 the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. In connection with the Asset Sale Transactions, the Company, HEB and the Red Cross entered into a similar agreement pursuant to which the Red Cross agreed to forbear from exercising its rights until May 31, 2003 and the Red Cross agreed to accept HEB common stock with a guaranteed value of $500,000 in full settlement of all of the Company's obligations to the Red Cross. Under the terms of such agreement, if HEB does not make such payment, the Red Cross has the right to sell the Company's real estate.

         During 1999, the Red Cross sold 27,000 of the Settlement Shares and sold the balance of such shares (273,000 shares) during the first quarter of 2000. As a result, the net proceeds from the sales of the Settlement Shares, $33,000 in 1999 and $368,000 in 2000, were applied against the liability to the Red Cross. The remaining liability to the Red Cross included in accounts payable on the consolidated balance sheet at December 31, 2002 and 2001 was approximately $1,403,000 and $1,339,000, respectively. On October 30, 2000, the Company issued an additional 800,000 shares to the Red Cross. The net proceeds from the sale of such shares by the Red Cross will be applied against the remaining liability of $1,403,000 owed to the Red Cross. However, there can be no assurance that the net proceeds from the sale of such shares will be sufficient to extinguish the remaining liability owed the Red Cross.

         Pursuant to an agreement dated March 25, 1999, GP Strategies loaned the Company $500,000. In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and the Red Cross Liability has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares of Common Stock and a five-year warrant to purchase 500,000 shares of Common Stock at a price of $1 per share. The common stock and warrants issued to GP Strategies were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. Interest expense accrued to GP Strategies was $18,000, $27,937 and $22,500 for the years ended December
31,2002, 2001 and 2000, respectively. In connection with the Asset Sale Transactions, the Company, HEB and GP Strategies entered into a similar agreement pursuant to which GP Strategies agreed to forbear from exercising its rights until May 31, 2003 and GP Strategies agreed to accept HEB common stock with a guaranteed value of $425,000 in full settlement of all the Company's obligations to GP Strategies. Under the terms of such agreement, if HEB does not make such payment, GP Strategies has the right to sell the Company's real estate.

         As consideration for the transfer to the Company of certain licenses, rights and assets upon the formation of the Company by GP Strategies, the Company agreed to pay GP Strategies royalties of $1,000,000, but such payments will be made only with respect to those years in which the Company has income before income taxes, and will be limited to 25% of such income. Through December 31, 2002, the Company has not generated income before taxes and therefore has not accrued or paid royalties to GP Strategies.

         See Notes 5 and 6 for information relating to royalties payable to Hoffmann and the Partnership, respectively.


Note 17.  Quarterly Financial Data (unaudited)

The following summarizes the Company's unaudited quarterly results for 2002 and 2001.

2002 Quarters                            First         Second         Third          Fourth
                                         ------        ------         -----          ------
                                    As Restated(2)  As Restated(2)  As Restated(2)

                                           Thousands of dollars except per share data

Revenues                                 $  784        $  176         $  687         $  279
Gross profit (loss)(1)                      369          (149)           254            (30)
Net loss                                   (693)         (949)          (639)          (457)
Basic and diluted net loss per share       (.03)         (.05)          (.03)          (.02)


2001 Quarters                            First         Second           Third          Fourth
                                         ------        ------           -----          ------
                                   As Restated(2)  As Restated(2)  As Restated(2)   As Restated(2)

                                           Thousands of dollars except per share data

Revenues                                 $  371        $  344         $  459         $  325
Gross profit (loss)(1)                      (44)           22             98            (63)
Net loss                                 (1,272)       (3,659)        (1,060)          (444)
Basic and diluted net loss per share       (.07)         (.18)          (.05)          (.02)

(1) Gross profit (loss) is calculated as revenue less cost of goods sold and excess/idle production costs.

(2) Restatement

    2002 Quarters                                      First            Second            Third

    Gross profit (loss) as previously reported    $     (35)        $    (245)        $     263
    Effect of reversing inventory
      write(up) down(a)                                  252                --               --
    Effect of adjusting carrying value of
      inventory(b)                                       (32)              (8)             (49)
    Elimination of adjustments for common
      stock held by Red Cross(c)                         184              104               40

                                                  ----------------------------------------------

    Gross profit (loss) as restated               $      369        $    (149)        $    254
                                                  ----------------------------------------------

    Net loss as previously stated                 $   (1,289)       $  (1,429)        $   (655)
    Net effect of gross profit adjustments
      from above                                         404               96               (9)
    Effect of correcting equity in loss of
      Metacine(d)                                        112              124               39
    Elimination of adjustments for common
      stock held by Metacine(e)                           80              260              100
    Amortization of Debt Discount(f)                      --               --             (114)
                                                  -----------------------------------------------

    Net loss as restated                          $     (693)       $    (949)        $   (639)
                                                  -----------------------------------------------

    Basic and diluted net loss per share
      as previously stated                        $    (0.06)       $   (0.07)        $  (0.03)
    Effect of gross profit adjustments                  0.02             --               --
    Effect of Metacine related adjustments              0.01             0.02             0.01
    Effect of amortization of debt discount              --              --              (0.01)
                                                  -----------------------------------------------

    Basic and diluted net loss per share
      as restated                                 $    (0.03)       $  (0.05)          $  (0.03)
                                                  -----------------------------------------------


(a)  To adjust for reversal of inventory write (up) down.
(b)  To adjust the carrying value of inventory for production costs not capitalized.
(c)  To adjust cost of sales for the change in market value of common stock held by the American
        Red Cross.
(d)  To adjust for the equity in the loss of Metacine in excess of the carrying basis.
(e)  To adjust other expenses for the change in market value of common stock held by Metacine.
(f)  To amortize debt discount on convertible notes issued during the year.


    2001 Quarters                                 First         Second        Third       Fourth

    Gross profit (loss) as previously
       reported                                $  (270)       $   (56)     $   (267)     $    81
    Effect of reversing inventory
      write(up) down(a)                            159            116           192          118
    Effect of adjusting carrying value of
      inventory(b)                                 (15)            53           (19)         (14)
    Elimination of adjustments for common
      stock held by Red Cross(c)                    82            (91)          192         (248)
                                                --------------------------------------------------

    Gross profit (loss) as restated            $   (44)       $    22       $    98      $   (63)
                                                --------------------------------------------------

    Net loss as previously stated              $(1,498)       $(3,737)      $(1,665)     $  (350)
    Net effect of gross profit adjustments
      from above                                   226             78           365         (144)
    Effect of correcting equity in loss of
      Metacine(d)                                   --             --            --          290
    Elimination of adjustments for common
      stock held by Metacine(e)                     --             --           240         (240)
                                               --------------------------------------------------

    Net loss as restated                       $(1,272)       $(3,659)      $(1,060)     $  (444)
                                               --------------------------------------------------

    Basic and diluted net loss per share
      as previously stated                     $ (0.08)       $  (0.19)     $(0.08)      $(0.02)
    Effect of gross profit adjustments            0.01              --        0.02          --
    Effect of Metacine related adjustments          --              --        0.01          --
                                               --------------------------------------------------

    Basic and diluted net loss per share
      as restated                              $ (0.07)       $  (0.19)     $(0.05)      $(0.02)
                                               --------------------------------------------------


(a)  To adjust for reversal of inventory write (up) down.
(b)  To adjust the carrying value of inventory for production costs not capitalized.
(c)  To adjust cost of sales for the change in market value of common stock held by the American
        Red Cross.
(d)  To adjust for the equity in the loss of Metacine in excess of the carrying basis.
(e)  To adjust other expenses for the change in market value of common stock held by Metacine.


Note 18.  Fair Value of Financial Instruments

         The carrying values of financial instruments, assuming the Company continues as a going concern, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable approximate fair values, because of the short term nature or interest rates that approximate current rates.

Note 19.  Agreement with Mayo

         In April 2001, the Company entered into a technology license agreement with Mayo Foundation for Medical Education and Research ("Mayo") under which the Company obtained certain technology rights. The Company has committed to fund approximately $400,000 of costs related to a clinical trial beginning in December 2001 and which is currently expected to take at least two years from the date hereof to complete. The Company paid Mayo $100,000 related to this clinical trial in 2001, incurred $101,565 in 2002 and will owe other amounts upon the completion of certain parts of the trial, with the last payment due upon receipt of the final written report on the trial. The Company can terminate this agreement up to 60 days after receipt of this report. After expiration of this ability to terminate, the Company must issue 25,000 shares of the Company's common stock to Mayo and must pay milestone payments upon certain regulatory or other events and royalties on future sales, if any. In addition, the Company paid $60,000 to Mayo related to the agreement in 2001. Under the terms of the Asset Sales Transactions, the Company's right to continue this agreement and the obligation owed to Mayo was transferred to HEB. The Company did not generate any revenues from this agreement for each of the three years ended December 31, 2002.

Note 20.  Subsequent Event

         On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection product and granted a license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value, and a royalty equal to 6% of the net sales of ALFERON N Injection. The HEB common stock will be subject to selling restrictions. In addition, HEB assumed approximately $400,000 of the Company's payables and various other commitments. The Company and HEB also entered into another agreement pursuant to which the Company will sell to HEB, subject to regulatory approval, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company will receive $675,000 of HEB common stock with a guaranteed value, an additional 62,500 shares of HEB common stock without a guaranteed value and a royalty equal to 6% of the net sales of all products sold containing natural alpha interferon. HEB will assume approximately $1.5 million of the Company's indebtedness that currently encumbers its assets. In addition, HEB will fund the operating costs of the Company's facility pending the completion of this transaction. In the event the Company does not obtain regulatory approval prior to September 12, 2003, either the Company or HEB may terminate the agreement and not complete the transaction.

         In March 2003, the Company sold 15,000,000 shares of its common stock in a private placement transaction to an investor for $150,000. In connection with this private placement, the Company also sold, for $1,000, 15,000,000 warrants exercisable at $.01 per share and expiring in March 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On November 6, 2002, the Company reported on Form 8-K that KPMG, LLP resigned its engagement as the Company's independent accountant.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Set forth below are the officers and directors of the Company as of August 1, 2003.

         Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. He was responsible for the interferon research and development program since its inception in 1979. Dr. Ronel joined GP Strategies in 1970 and served as the Vice President of Research and Development of GP Strategies and as the President of Hydro Med Sciences, a division of GP Strategies, from 1976 to September 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997. Since 1999 he has been a member of the Technology Advisory Board of the New Jersey Economic Development Authority. Age 67.

         Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996. Age 49.

         Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981 and has been associated with the interferon research and development program since its inception in 1979. He is involved with all facets of administration and planning of the Company and has coordinated compliance with FDA regulations governing manufacturing and clinical testing of interferon, leading to the approval of ALFERON N Injection in 1989. Dr. Schutzbank joined GP Strategies in 1972 and served as the Corporate Director of Regulatory and Clinical Affairs of GP Strategies from 1976 to September 1996 and as Executive Vice President of Hydro Med Sciences from 1982 to September 1996. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society
(RAPS) and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of RAPS. In October 2000, Dr. Schutzbank received the Leonard J. Stauffer Award from RAPS. RAPS gives this award once each year to a Regulatory Affairs Certified (RAC) individual who exemplifies outstanding service to the RAC Program and/or mentoring in the regulatory affairs profession. Age 57.

         Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. He was an officer of various subsidiaries of GP Strategies from 1976 to September 1996. Age 53.

     Sheldon L. Glashow, Ph.D. has been a director of the Company since 1991. He has been a director of GSE Systems, Inc. since 1995, and a director of CalCol, Inc. since 1994. Dr. Glashow is the Higgins Professor of Physics and the Mellon Professor of the Sciences at Harvard University. He was a Distinguished Professor and visiting Professor of Physics at Boston University. In 1971, he received the Nobel Prize in Physics. Age 69.

Item 11.   Executive Compensation

         The following table presents the compensation paid by the Company to its five most highly compensated executive officers for the years ended December 31, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE
                                                                                      Long-Term
                                                      Annual Compensation         Compensation Awards
                                                      -------------------      -----------------------------
                                                                                Stock             All Other
                                    Year              Salary       Bonus       Options           Compensation
Name and Principal Position                            ($)         ($)          (#)                 ($) (2)
---------------------------         ----              ------      ------       --------          ------------

Lawrence M. Gordon                  2002              191,735(1)     - 0 -         - 0 -            11,810
Chief Executive Officer             2001              321,619        - 0 -         - 0 -            12,182
                                    2000              328,790        - 0 -         - 0 -            12,275

Samuel H. Ronel, Ph.D.              2002              109,573(1)     - 0 -         - 0 -            12,640
Chairman of the Board               2001              179,400        - 0 -         - 0 -            17,125
                                    2000              190,250        - 0 -         - 0 -            13,733

Stanley G. Schutzbank, Ph.D.        2002              157,981(1)     - 0 -         - 0 -            11,543
President                           2001              257,500        - 0 -         - 0 -            13,435
                                    2000              248,112        - 0 -         - 0 -            13,375
------------
(1) In 2002,  due to the  financial  condition of the Company,  Messrs.  Gordon,
    Ronel and  Schutzbank  reduced  the  amount of time  they  spent on  Company business.

(2) Matching contribution by the Company to the 401(k) Savings Plan, payments by the Company for Group Term Life, and payments made by the Company under the Common Stock Compensation Plan. The Common Stock Compensation Plan ended on October 1, 2000.


         The following table sets forth information for the named executive officers regarding the unexercised options held at December 31, 2002. No options were exercised by the named executive officers during the year ended December 31, 2002.


                   AGGREGATED DECEMBER 31, 2002 OPTION VALUES

                                Number of Unexercised         Value of Unexercised
                                     Options at               In-the-Money Options at
                                December 31, 2002(#)          December 31, 2002($)(1)
                                Exercisable/Unexercisable    Exercisable/Unexercisable
                                -------------------------    -------------------------

Lawrence M. Gordon              509,005         - 0 -            - 0 -        N/A
Samuel H. Ronel, Ph.D.          312,265         - 0 -            - 0 -        N/A
Stanley G. Schutzbank, Ph.D.    484,875         - 0 -            - 0 -        N/A

-------------------

(1)      Calculated based on the closing price of the Common Stock as reported on the OTC Bulletin Board on December 31, 2002.

Item 12.  Security Ownership Of Directors And Named Executive Officers

Principal Stockholders

         The following table sets forth the number of shares of Common Stock beneficially owned as of August 1, 2003, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

Name and Address                   Number of Shares              Percent of
of Beneficial Owner                Beneficially Owned            Class
-------------------                ------------------            ----------

Margie Chassman                     16,000,032 (1)                     44.1 %
445 West 23rd Street
New York, New York 10011

(1) Does not include (i) 1,666,667 shares that may be acquired upon the exercise of warrants, exercisable, commencing March 2004, until April 2005, at a price of $1.50 per share, and (ii) 15,000,000 shares that may be acquired upon the exercise of warrants, exercisable, commencing March 2004, until March 2008, at a price of $ .01 per share.

         The following table sets forth, as of March 31, 2003, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.


                                                                Of Total Number
                                                                of Shares
                                                                Beneficially
                                    Total Number   Percent of   Owned
                                    of Shares      Common       Shares which
                                    Beneficially   Stock        May be Acquired
Name                                Owned          Owned(1)     Within 60 Days
----                                ------------   ----------   ---------------

Samuel H. Ronel, Ph.D.                396,567        1.3%          312,265
Lawrence M. Gordon                    626,167        2.1%          509,005
Stanley G. Schutzbank, Ph.D.          589,984        1.9%          584,875
Sheldon L. Glashow                     12,250         *             12,250
Directors and Executive
 Officers as a Group
 (4 persons)                        1,624,968        6.3%        1,318,395




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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1) The following  financial  statements are included in Part II, Item 8:

                                                                                          Page

        Independent Auditors' Report                                                        21

        Financial Statements:

           Consolidated Balance Sheets - December 31, 2002 and 2001                         22

           Consolidated Statements of Operations - Years ended
              December 31, 2002, 2001 and 2000                                              23

           Consolidated Statements of Changes in Stockholders' Equity
             Capital Deficiency - Years ended December 31, 2002, 2001 and 2000              24

           Consolidated Statements of Cash Flows - Years ended
              December 31, 2002, 2001 and 2000                                              25

           Notes to Consolidated Financial Statements                                       26

          (a)(2) The following is a list of all financial schedules for 2002, filed as part of this report:

           Schedule II - Valuation and Qualifying Accounts                                  51

            Schedules other than that listed above have been omitted because they are not required or are not applicable or the required information has been included in the financial statements or the notes thereto.

          (a)(3) See accompanying Index to Exhibits

          (b) The  Registrant  filed Form 8-K Current  Report dated  November 6,
              2002 reporting that KPMG, LLP resigned its engagement as the Registrant's independent accountant.


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


Dated:  August 5, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                       Date

/s/ Samuel H. Ronel             Chairman of the Board             August 5, 2003
-------------------------
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon          Chief Executive Officer and Director
-------------------------       (Principal Executive Officer)     August 5, 2003
Lawrence M. Gordon

/s/ Stanley G. Schutzbank       President                         August 5, 2003
-------------------------

_________________________       Director                          August 5, 2003
Sheldon L. Glashow

/s/ Donald W. Anderson          Controller (Principal             August 5, 2003
-------------------------       Accounting and Financial
Donald W. Anderson              Officer)


         The foregoing constitutes a majority of the members of the Board of Directors.

                                 CERTIFICATIONS

I, Lawrence M. Gordon, certify that:

1. I have reviewed this annual report on Form 10-K of Interferon Sciences, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

/s/ Lawrence M. Gordon
------------------------
    Lawrence M. Gordon
    Chief Executive Officer

                                 CERTIFICATIONS

I, Donald W. Anderson, certify that:

1. I have reviewed this annual report on Form 10-K of Interferon Sciences, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

/s/ Donald W. Anderson
------------------------
     Donald W. Anderson
     Controller (Principal
     Accounting and Financial Officer)


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                  Additions
                                 Balance at       Charged to                          Balance at
                                 Beginning        Costs, Provisions                   End of
Description                      Of Period        and Expenses        Deductions(a)   Period

Year ended December 31, 2002
Valuation and qualifying
 accounts deducted from assets
 to which they apply:
Reserve for excess inventory     $5,538,413       $                    $  859,754     $4,678,659

Year ended December 31, 2001
Valuation and qualifying
 accounts deducted from assets
 to which they apply:
Reserve for excess inventory     $6,123,311       $                    $  584,898     $5,538,413

Year ended December 31, 2000
Valuation and qualifying
 accounts deducted from assets
 to which they apply:
Reserve for excess inventory     $6,991,185       $                    $  867,874     $6,123,311


Notes:

(a)      Deductions are for the usage of a portion of the reserve for excess inventory.

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

10.2 - Registrant's 1981 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.3 to Registration Statement No. 33-59479.

10.3 - Agreement, dated as of April 1, 1997, between the Registrant and the American National Red Cross. Incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.4 - Agreement dated May 27, 1997, between the Registrant and Alternate Site Distributors, Inc. Incorporated by reference to Exhibit 10.55 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.5 - Employment Agreement, dated as of October 1, 1997, between the Registrant and Lawrence M. Gordon. Incorporated by reference to Exhibit 10.59 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

21.0 - Subsidiaries of the Registrant. *

23.1 - Consent of Eisner LLP.*

-----------------

*Filed herewith

                                                                      Exhibit 21

                         Subsidiaries of the Registrant



         Name                                                Jurisdiction

Interferon Sciences Development Corporation                  Delaware

                                                                    Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in the Registration Statement of Interferon Sciences, Inc. (the "Company") on Form S-8 (No. 333-49386) of our report dated June 10, 2003 on our audit of the consolidated financial statements of the Company as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, and the related financial statement schedule, which report is included in this Annual Report on Form 10-K.

Our report contains an explanatory paragraph that states the Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.


Eisner LLP


New York, New York
August 4, 2003