Form 10QSB
period 2003-03-31
INTERFERON SCIENCES INC
filed 2003-10-09
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended March 31, 2003

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of June 30, 2003.

                   Common Stock               36,339,286 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     March 31, 2003 and December 31, 2002. . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months Ended March 31, 2003 and 2002. . . . . . . . . . . . . . . .2

   Consolidated Condensed Statement of Capital Deficiency--- Three Months Ended
     March 31, 2003 . . . . . . . . . . . . . . . . . . . .3

   Consolidated Condensed Statements of Cash Flows--
     Three Months Ended March 31, 2003 and 2002. . . . . . . . . . . . . . . .4

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . 5-13

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .14-16

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19-20

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31,        December 31,
                                                      2003               2002
                                                  (Unaudited)
ASSETS                                            ------------------------------
Current assets
  Cash and cash equivalents                       $    332,789      $   378,663
  Investment - available for sale                      647,747
  Accounts and other receivables                        21,159           42,739
  Notes receivable, net                                 72,750
  Inventories, net of valuation allowances
   of zero and $4,678,659, respectively                                  28,489
  Prepaid expenses and other current assets              9,196           12,179
                                                  -------------    -------------
Total current assets                                 1,083,641          462,070
                                                 -------------    -------------

Assets under contract of sale                        1,709,055
Property, plant and equipment, at cost                               12,854,834
Less accumulated depreciation                                       (11,173,264)
                                                                  -------------
                                                                      1,681,570
                                                                  -------------
Patent costs, net of accumulated amortizaon                             132,187
Other assets                                             2,350              100
                                                 -------------    -------------
Total assets                                     $   2,795,046    $   2,275,927
                                                 =============    =============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Liabilities to be assumed by purchaser under
   contract of sale for assets                   $   2,402,227    $
  Accounts payable and accrued expenses                913,984        3,204,594
  ISI stock subject to resale agreement
   and in-kind services due Metacine                 1,700,000        1,700,000
  Note payable and amount due GP Strategies                             413,745
  Convertible notes payable, net of debt discount      367,647          281,863
                                                  -------------    -------------
Total current liabilities                            5,383,858        5,600,202
                                                  ------------    -------------
Commitments and contingencies

Capital deficiency
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-36,248,214 and
 21,030,405 shares, respectively                       362,482          210,304
Capital in excess of par value                     136,824,938      136,810,618
Accumulated deficit                               (139,660,979)    (140,345,197)
Accumulated other comprehensive loss                  (115,253)
                                                  -------------     ------------
Total capital deficiency                            (2,588,812)      (3,324,275)
                                                  -------------     ------------
Total liabilities and capital deficiency          $  2,795,046    $   2,275,927
                                                  =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                       2003           2002
                                                  -------------   -------------
Revenue
  Alferon N Injection                              $    241,637    $    784,446
  Bulk sale of remaining Alferon inventory
   and license fee                                    1,149,112
                                                  -------------   -------------
Total revenue                                        1,390,749         784,446
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      267,054         415,475
Research and development                                176,091         468,108
General and administrative (net of
  reimbursement of $121,251 and zero,
  respectively)                                         144,721         579,563
                                                  -------------   -------------
Total costs and expenses                                587,866       1,463,146
                                                  -------------   -------------
Income (loss) before interest expense                   802,883        (678,700)

Interest expense, net                                  (118,665)        (14,614)

                                                  -------------   -------------
Net income (loss)                                  $    684,218     $  (693,314)
                                                  =============   =============

Basic net income (loss) per share                  $        .03     $      (.03)
                                                  =============   =============

Diluted net income (loss) per share                $        .01     $      (.03)
                                                  =============   =============
Weighted average number of shares
  outstanding - basic                                24,456,527      20,341,314

Effect of potential common shares                    52,800,000               0
                                                  -------------   -------------

Weighted average number of shares
  outstanding - diluted                              77,256,527      20,341,314
                                                  =============   =============


(1)On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection business. The Company also entered into an agreement, subject to shareholder and regulatory approval, to sell all its other assets related to its ALFERON N Injection business. See Note 10 of Notes to Consolidated Condensed Financial Statements.



The accompanying notes are an integral part of these consolidated condensed financial statements.





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                                        CONSOLIDATED CONDENSED STATEMENT
                                                             OF CAPITAL DEFICIENCY
                                                       THREE MONTHS ENDED MARCH 31, 2003
                                                                  (Unaudited)

                                                                                      Accumulated
                                              Capital                              other                             Total
                        Common Stock         in excess       Accumulated       comprehensive     Comprehensive      capital
                      Shares      Amount    of par value      deficit              loss              income        deficiency
                      ------------------    ------------    -------------      -------------      ----------      -----------
Balance at
  Dec. 31, 2002    21,030,405   $210,304    $136,810,618    $(140,345,197)      $                $               $(3,324,275)

 Net proceeds
  from sale of
  common stock
  and warrants     15,000,000    150,000           1,000                                                             151,000

 Common stock
  issued under
  Company 401(k)
  Plan                217,809      2,178          13,320                                                              15,498

 Net income                                                       684,218                           684,218          684,218

 Other
  comprehensive
  loss - available
  for sale
  securities                                                                    (115,253)          (115,253)        (115,253)
                                                                                                   ---------
 Comprehensive
  income                                                                                         $  568,965
                                                                                                   =========
                  ------------------------------------------------------------------------------               --------------
 Balance at
  March 31, 2003   36,248,214   $362,482    $136,824,938    $(139,660,979)    $ (115,253)                        $(2,588,812)
                  ==============================================================================               ==============




 The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               Three Months Ended
                                    March 31,
                                                         --------------------------
                                                           2003         2002
                                                         ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                      $   684,218   $  (693,314)
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
    Receipt of shares of Hemispherx Biopharma,
     Inc. for Alferon inventory and assumption
     of certain liabilities                               (1,149,112)
    Depreciation and amortization                            104,702       106,271
    Noncash compensation expense                              15,498        26,994
    Debt discount                                             85,784
    Change in operating assets and liabilities:
     Accounts and other receivables                           21,580      (165,303)
     Inventories                                               6,564        32,207
     Prepaid expenses and other current assets                 2,983       (14,990)
     Accounts payable and accrued expenses                   101,409        84,413
     Amount due to GP Strategies                               4,500         4,500
                                                         ------------  ------------
    Net cash used for operating activities                  (121,874)     (619,222)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to notes receivable                              (75,000)
  Reduction of other assets                                                 10,000
                                                         ------------  ------------
  Net cash (used for) provided by investing activities       (75,000)       10,000
                                                         ------------  ------------
Cash flows from financing activities:
  Repayment of note payable to GP Strategies                              (100,000)
  Net proceeds from sale of common stock and warrants        151,000
                                                         ------------  ------------
Net cash provided by (used for) financing activities         151,000      (100,000)
                                                         ------------  ------------
Net decrease in cash and cash equivalents                    (45,874)     (709,222)

Cash and cash equivalents at beginning of period             378,663     1,184,889
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   332,789   $   475,667
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

Note 2. Plan of Operations

     On March 11, 2003, Interferon Sciences, Inc. (the "Company" or "ISI") sold all its inventory related to its ALFERON N Injection product and granted a license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value, and a royalty equal to 6% of the net sales of ALFERON N Injection. The HEB common stock will be subject to selling restrictions. In addition, HEB assumed approximately $408,000 of the Company's payables and various other commitments. The Company and HEB also entered into another agreement pursuant to which the Company will sell to HEB, subject to regulatory approval, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company will receive (if and when approved) $675,000 of HEB common stock with a guaranteed value, an additional 62,500 shares of HEB common stock without a guaranteed value and a royalty equal to 6% of the net sales of all products sold containing natural alpha interferon. HEB will assume approximately $2.4 million of the Company's indebtedness that currently encumbers its assets. In addition, HEB will fund the operating costs of the Company's facility pending the completion of this transaction. (See Note 10.)

     At March 31, 2003, the Company had approximately $333,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception in 1980. As of March 31, 2003, the Company had an accumulated deficit of approximately $139.7 million. For the three months ended March 31, 2003, the Company earned net income of $684,000 and for the years ended December 31, 2002, 2001 and 2000, the Company incurred losses of approximately $2.7 million, $6.4 million, and $2.7 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the Company has sufficient resources to enable the Company to continue operations until the third quarter of 2003. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to terminate its activities.

Note 3.  Earnings (Loss) Per Share

     Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months ended March 31, 2003, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended March 31, 2002, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

Note 4.  Investments

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), securities are classified either as trading, held to maturity or available for sale. The Company intends to dispose of its investments within one year and accordingly has classified its investments in marketable securities as available for sale. Such investments are carried at market value with unrealized gains and losses included as a separate component in capital deficiency. At March 31, 2003, such investments consisted of 487,028 shares of common stock of Hemispherx Biopharma, Inc., a publicly traded company (see Note 10).

     The values of marketable securities owned by the Company can change substantially because of volatility in the price of each security, changes in the business prospects of the issuer of the securities, specific events influencing the operations of the issuer of the securities, and various other circumstances outside the security issuer's control. Accordingly, the value of the securities could decline so that a loss would be required to be recognized for the total carrying amount of such securities.

 Note 5.  Inventories

      Inventories consist of the following:

                                               March 31,        December 31,
                                                 2003               2002
                                            --------------     -------------
     Finished goods                         $     0             $   322,518
     Work in process                              0               3,052,070
     Raw materials                                0               1,332,560
     Less reserve for excess inventory            0              (4,678,659)
                                            --------------     -------------
                                            $     0             $    28,489
                                         ================       =============

     As discussed in Note 2, on March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection product to HEB.

     Finished goods inventory consisted of vials of ALFERON N Injection, available for commercial and clinical use either immediately or upon final release by quality assurance.

     In light of the results of the Company's phase 3 studies of ALFERON N Injection in HIV and HCV-infected patients, the Company recorded a reserve against its inventory of ALFERON N Injection to reflect its estimated net realizable value. The reserve was a result of the Company's assessment of anticipated near-term projections of product to be sold or utilized in clinical trials, giving consideration to historical sales levels. As a result, inventories at December 31, 2002, reflect a reserve for excess inventory of $4,678,659.

Note 6. Agreement with GP Strategies Corporation

     Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. In connection with the Asset Sale Transactions, the Company, HEB and GP Strategies entered into an agreement pursuant to which GP Strategies agreed to forbear from exercising its rights until May 31, 2003 and GP Strategies agreed to accept HEB common stock with a guaranteed value of $425,000 in full settlement of all the Company's obligations to GP Strategies. The Company has been advised by HEB that they have issued and delivered the HEB common stock to GP Strategies in full settlement of the Company's obligation to GP Strategies.

Note 7.  Agreement with the Red Cross

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

     Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of common stock and agreed to issue additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1, 1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999, the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. In connection with the Asset Sale Transactions, the Company, HEB and the Red Cross entered into a similar agreement pursuant to which the Red Cross agreed to forbear from exercising its rights until May 31, 2003 and the Red Cross agreed to accept HEB common stock with a guaranteed value of $500,000 in full settlement of all of the Company's obligations to the Red Cross. The Company has been advised by HEB that they have issued and delivered the HEB common stock to the Red Cross in full settlement of the Company's obligation to the Red Cross.

Note 8.  Agreement with Metacine, Inc.

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

     On August 29, 2003, the Company and Metacine entered into a settlement agreement. (See Note 14.)

Note 9.           Recently Issued Accounting Standards

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Among other things, this Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. SFAS No. 149 is effective July 1, 2003. The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

Note 10.   Agreement with Hemispherx Biopharma, Inc. ("HEB")

     On March 11, 2003, the Company executed two agreements with HEB to sell certain assets of ISI (the two asset sale transactions are hereinafter jointly referred to as the "Asset Sale Transactions" and individually referred to as the "First Asset Sale" and the "Second Asset Sale") and consummated the First Asset Sale.

     In the first agreement with HEB (the "First Asset Sale Agreement"), ISI sold all of its inventory related to ALFERON N Injection(R), ISI's natural alpha interferon product approved for the treatment of certain types of genital warts (the "Product"), and granted a three-year license for the production, manufacture, use, marketing and sale of the Product in the United States.

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

(ii) received an additional 62,500 shares of Common Stock without a guaranteed value; and

(iii) will receive a royalty equal to 6% of the net sales of the Product.

     ISI will receive a service fee for providing certain transitional services. Such service fee has been treated as reimbursement of expenses and netted against expenses. For the three months ended March 31, 2003, such service fee amounted to $121,251. In addition, HEB assumed ISI payables aggregating approximately $408,000 and certain other obligations related to the Product. This Agreement obligates HEB to register the Common Stock issued to ISI, sets periodic limits on the number of shares ISI may sell and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of Guaranteed Shares remaining unsold on March 11, 2005 and (ii) $1.59. The remaining Guaranteed Shares will then be returned to HEB.

     In the second agreement with ISI (the "Second Asset Sale Agreement"), ISI has agreed to sell, subject to certain approvals, to HEB all of its rights to the Product and other assets related to the Product including, but not limited to, real estate and machinery.

     At March 31, 2003, such assets have been classified as "assets under contract of sale" in the accompanying balance sheet. At March 31, 2003, the carrying value of these assets were:

                       Property, Plant and Equipment      $1,583,403
                       Patent Costs                          125,652
                                                             -------
                                                          $1,709,055

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

     In addition, in connection with the second agreement, HEB will be required to satisfy three obligations of ISI which aggregate approximately $2,400,000. HEB will be obligated to pay certain ongoing expenses related to ISI's operations prior to the closing of the Second Asset Sale Agreement.

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

Note 11. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus")

     On March 20, 2003, the Company entered into a collaterialized note agreement (the "Note") with Amphioxus to advance up to $250,000. Amphioxus is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. Pursuant to the Note, the Company advanced $75,000 prior to March 31, 2003 and an additional $150,000 subsequent to such date. The Note is due on March 19, 2004, bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $50,000, an aggregate of 10% of the common stock of Amphioxus on a fully diluted basis. The warrant is valued at $7,500, is prorated based on the amount of monies advanced and is amortized as interest income over the term of the Note.

Note 12.  Stock-Based Compensation

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for all the plans. Accordingly, no compensation cost has been recognized under these plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all awards:

                                                       Three Months
                                                      Ended March 31,
                                                        2003            2002
                                                        ----            ----

Reported net income (loss)                          $ 684,218       $(693,314)
  Stock-based employee compensation expense
   in reported net income (loss), net of
   related tax effects
  Stock-based employee compensation expense
   determined under the fair value based
   method, net of related tax effects                    --           (23,541)
                                                    --------------------------
Pro forma net income (loss)                         $ 684,218       $(716,855)
                                                    ==========================
Income (loss) per share basic
  As reported                                       $    0.03       $   (0.03)
  Pro forma                                         $    0.03       $   (0.04)

Income (loss) per share diluted
  As reported                                       $    0.01       $   (0.03)
  Pro forma                                         $    0.01       $   (0.04)


Note 13.  Stockholders Equity

     In March 2003, the Company sold 15,000,000 shares of its common stock in a private placement transaction to an investor for $150,000. In connection with this private placement, the Company also sold, for $1,000, 15,000,000 warrants exercisable at $0.01 per share and expiring in March 2008.

Note 14.  Subsequent Events

         Metacine

     On August 29, 2003, the Company and Metacine entered into an agreement pursuant to which the Company relinquished all rights to the shares and warrants of Metacine held by the Company and issued Metacine 1,000,000 shares of the Company's common stock and Metacine relieved the Company of its $1,700,000 obligation to Metacine. In addition, Metacine retains the 2,000,000 shares of the Company's common stock issued on April 9, 2001 (see Note 8). The effects of the settlement will be reflected in the period the settlement transaction is consummated.

       Tax Litigation

     In September 2003, the Company was sued in action seeking foreclosure of the Company's property due to non-payment of approximately $225,000 in taxes. The Company has until October 17, 2003 to answer the complaint. After such time, the plaintiff has the right to seek an order giving the Company 30 days to pay the unpaid taxes. If the taxes remain unpaid, the court may make the plaintiff the owner of the property. The property is subject to the sale of the Company's assets to HEB. See Note 10.


       HEB Litigation

     On September 16, 2003, HEB filed and subsequently served and moved for expedited proceedings on, a complaint filed in the Court Of Chancery of the State of Delaware, New Castle County, against ISI. The Complaint seeks specific performance, and declaratory and injunctive relief related to the Inventory and Asset Purchase Agreements with ISI. Specifically, HEB alleges that ISI has delayed its performance pursuant to the Inventory and Asset Purchase Agreement and, as a result, the Asset Purchase Agreement did not close within 180 days of the date of the execution of the agreements. Paragraph 7.7 of the Asset Purchase Agreement states that either party to the agreement may terminate the agreement if there is no closing within 180 days of the date of the agreement. HEB requested that the Court require ISI to specifically perform its obligations under the agreement or, in the alternative, that paragraph 7.7 of the agreement be eliminated or reformed to eliminate ISI's ability to terminate pursuant to that paragraph. HEB also requested that ISI, as a result of its conduct, not be permitted to terminate the Asset Purchase Agreement pursuant to paragraph 7.7 or due to the passage of time. At a hearing held on September 29, 2003, the Court set a trial of the case for January 6-7, 2004 and the parties have agreed that neither party shall have the right to terminate the Asset Purchase Agreement pursuant to paragraph 7.7 until the date which is at least two weeks following trial.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Since 1981, the Company was primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. The Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain types of genital warts.

Liquidity and Capital Resources

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

     In the first agreement with HEB (the "First Asset Sale Agreement"), ISI sold all of its inventory related to ALFERON N Injection(R), ISI's natural alpha interferon product approved for the treatment of certain types of genital warts (the "Product"), and granted a three-year license for the production, manufacture, use, marketing and sale of the Product in the United States.

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

(iii) will receive a royalty equal to 6% of the net sales of the Product.

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

     In addition, HEB will be required to satisfy three obligations of ISI which aggregate approximately $2,400,000. HEB will be obligated to pay certain ongoing expenses related to ISI's operations prior to the closing of the Second Asset Sale Agreement.

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

     In March 2003, the Company sold 15,000,000 shares of its common stock in a private placement transaction to an investor for $150,000. In connection with this private placement, the Company also issued 15,000,000 warrants exercisable at $.01 per share and expiring in March 2008.

     As of March 31 2003, the Company had approximately $333,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

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

     During December 2002, 2001 and 2000, the Company completed the sale of approximately $6.5 million, $12 million and $19 million of its New Jersey tax loss carryovers and received $0.53 million, $0.97 million and $1.48 million, which was recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statement of Operations in 2002, 2001 and 2000, respectively. In June 2003, the Company submitted an application to sell an additional approximately $2 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 2000 of approximately $22.6 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2003 and future years is $40 million per year.

     The Company's Common Stock now trades on the OTC Pink Sheets, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002

     For the three months ended March 31, 2003 and 2002, the Company had revenues from the sale of ALFERON N Injection of $241,637 and $784,446, respectively. In addition, the Company recorded revenues of $1,149,112 from the bulk sale of the remaining Alferon inventory.

     Through March 10, 2003, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,980 vials of ALFERON N Injection, compared to 5,871 vials sold by the Company during the three months ended March 31, 2002.

     Cost of goods sold and excess/idle production costs totaled $267,054 and $415,475 for the three months ended March 31, 2003 and 2002, respectively. Excess/idle production costs in the three months ended March 31, 2003 and 2002 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were lower during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Research and development expenses during the three months ended March 31, 2003 of $176,091 decreased by $292,017 from $468,108 for the same period in 2002, due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     General and administrative expenses for the three months ended March 31, 2003 were $144,721 (net of $121,251 reimbursed by Hemispherx) as compared to $579,563 for the same period in 2002. The decrease of $434,842 was due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Interest expense, net, for the three months ended March 31, 2003 was $118,665 as compared to $14,614 for the three months ended March 31, 2002. The increase of $104,051 was primarily due to the interest, including amortization of debt discount, on the convertible notes payable.

     As a result of the foregoing, the Company incurred net income of $684,218 and net loss of $693,314 for the three months ended March 31, 2003 and 2002, respectively.

Forward-Looking Statements

     This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risk that the Company will run out of cash and the uncertainty of obtaining additional funding for the Company, all of which are difficult to predict and many of which are beyond the control of the Company.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

                 The Registrant filed Form 8-K Current Report dated March 18, 2003 reporting the Agreement with Hemispherx Biopharma, Inc.

                            INTERFERON SCIENCES, INC.

                                 March 31, 2003




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  October 9, 2003                       By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                             Chief Executive Officer




DATE:  October 9, 2003                       By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

CERTIFICATIONS

I, Lawrence M. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-Q/SB of Interferon Sciences, Inc.;

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

Date: October 9, 2003

/s/ Lawrence M. Gordon
----------------------
    Lawrence M. Gordon
    Chief Executive Officer

CERTIFICATIONS

I, Donald W. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q/SB of Interferon Sciences, Inc.;

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

Date: October 9, 2003

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller