Form 10QSB
period 2003-06-30
INTERFERON SCIENCES INC
filed 2003-10-15
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended June 30, 2003

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of August 7, 2003.

                   Common Stock               36,339,286 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




                                                                            Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     June 30, 2003 and December 31, 2002. . . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Six Months Ended June 30, 2003 and 2002. . . . . . . . 2-3

   Consolidated Condensed Statement of Capital Deficiency---
     Six Months Ended June 30, 2003 . . . . . . . . . . . . . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--
     Six Months Ended June 30, 2003 and 2002. . . . . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . .  6-14

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 15-18

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21-22





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       June 30,        December 31,
                                                        2003               2002
                                                     (Unaudited)
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $    107,569      $   378,663
  Investment - available for sale                        915,613
  Accounts and other receivables                          10,258           42,739
  Notes receivable, net                                  195,500
  Inventories, net of valuation allowances
   of zero and $4,678,659, respectively                                    28,489
  Prepaid expenses and other current assets               38,602           12,179
                                                   -------------    -------------
Total current assets                                   1,267,542          462,070
                                                   -------------    -------------

Assets under contract of sale                          1,709,055

Property, plant and equipment, at cost                                 12,854,834
Less accumulated depreciation                                         (11,173,264)
                                                                    -------------
                                                                        1,681,570
                                                                    -------------
Patent costs, net of accumulated amortization                             132,187
Other assets                                               6,100              100
                                                   -------------    -------------
Total assets                                       $   2,982,697    $   2,275,927
                                                   =============    =============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Liabilities to be assumed by purchaser under
   contract of sale for assets                     $   2,452,110    $
  Accounts payable and accrued expenses                  885,062        3,204,594
  ISI stock subject to resale agreement
   and in-kind services due Metacine                   1,700,000        1,700,000
  Note payable and amount due GP Strategies                               413,745
  Convertible notes payable, net of debt discount        486,765          281,863
                                                   -------------    -------------
Total current liabilities                              5,523,937        5,600,202
                                                   -------------    -------------
Commitments and contingencies

Capital deficiency
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-36,339,286 and
 21,030,405 shares, respectively                         363,393          210,304
Capital in excess of par value                       136,830,283      136,810,618
Accumulated deficit                                 (139,887,529)    (140,345,197)
Accumulated other comprehensive income                   152,613
                                                   -------------     ------------
Total capital deficiency                              (2,541,240)      (3,324,275)
                                                   -------------     ------------
Total liabilities and capital deficiency            $  2,982,697    $   2,275,927
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)


                                                      Three Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       2003           2002
                                                  -------------   -------------
Revenue
  Alferon N Injection                              $               $    175,636
                                                  -------------   -------------
Total revenue                                                          175,636
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                                      324,712
Research and development                                                377,269
General and administrative (net of
  reimbursement of $172,876 and zero,
  respectively)                                         154,752         402,951
                                                  -------------   -------------
Total costs and expenses                                154,752       1,104,932
                                                  -------------   -------------
Loss before interest expense                           (154,752)       (929,296)

Interest expense, net                                   (71,798)        (19,210)

                                                  -------------   -------------
Net loss                                           $   (226,550)    $  (948,506)
                                                  =============   =============

Basic and diluted net loss per share               $       (.01)    $      (.05)
                                                  =============   =============
Weighted average number of shares
  outstanding                                        36,292,142      20,453,748
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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                  -----------------------------
                                                       2003           2002
                                                  -------------   -------------
Revenue
  Alferon N Injection                              $    241,637    $    960,082
  Bulk sale of remaining Alferon inventory
   and license fee                                    1,149,112
                                                  -------------   -------------
Total revenue                                         1,390,749         960,082
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      267,054         740,187
Research and development                                176,091         845,377
General and administrative (net of
  reimbursement of $294,127 and zero,
  respectively)                                         299,473         982,514
                                                  -------------   -------------
Total costs and expenses                                742,618       2,568,078
                                                  -------------   -------------
Income (loss) before interest expense                   648,131      (1,607,996)

Interest expense, net                                  (190,463)        (33,824)

                                                  -------------   -------------
Net income (loss)                                  $    457,668     $(1,641,820)
                                                  =============   =============

Basic net income (loss) per share                  $        .02     $      (.08)
                                                  =============   =============

Diluted net income (loss) per share                $        .01     $      (.08)
                                                  =============   =============
Weighted average number of shares
  outstanding - basic                                30,407,029      20,397,842

Effect of potential common shares                    52,800,000               0
                                                  -------------   -------------

Weighted average number of shares
  outstanding - diluted                              83,207,029      20,397,842
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




The accompanying notes are an integral part of these consolidated condensed Financial statements




                                                   INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                        CONSOLIDATED CONDENSED STATEMENT
                                                             OF CAPITAL DEFICIENCY
                                                         SIX MONTHS ENDED JUNE 30, 2003
                                                                  (Unaudited)


                                                                              Accumulated
                                           Capital                              other                                Total
                     Common Stock         in excess       Accumulated       comprehensive       Comprehensive       capital
                    Shares      Amount    of par value      deficit             income              income        deficiency
                    ------------------    ------------    ------------      -------------       -------------     ----------

 Balance at
  Dec. 31, 2002    21,030,405   $210,304   $136,810,618   $(140,345,197)      $                 $                $(3,324,275)

 Net proceeds
  from sale of
  common stock
  and warrants     15,000,000    150,000          1,000                                                              151,000

 Common stock
  issued under
  Company 401(k)
  Plan                308,881      3,089         18,665                                                               21,754

 Net income                                                     457,668                            457,668           457,668

 Other
  comprehensive
  income - available
  for sale
  securities                                                                    152,613            152,613           152,613
                                                                                               --------------
 Comprehensive income                                                                          $   610,281
                                                                                               ==============

                  ----------------------------------------------------------------------------               -----------------
 Balance at
  June 30, 2003    36,339,286   $363,393   $136,830,283   $(139,887,529)    $   152,613                          $(2,541,240)
                  ============================================================================               ================




 The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                         --------------------------
                                                           2003         2002
                                                         ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                      $   457,668   $(1,641,820)
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
    Receipt of shares of Hemispherx Biopharma,
     Inc. for Alferon inventory and assumption
     of certain liabilities                               (1,149,112)
    Depreciation and amortization                            104,702       212,542
    Noncash compensation expense                              21,754        47,338
    Debt discount                                            129,902
    Amortization of interest income                           (1,500)
    Change in operating assets and liabilities:
     Accounts and other receivables                           32,481       102,534
     Inventories                                               6,564        39,893
     Prepaid expenses and other current assets               (26,423)      (17,650)
     Accounts payable and accrued expenses                   117,870       179,725
     Amount due to GP Strategies                               9,000         9,000
                                                         ------------  ------------
    Net cash used for operating activities                  (297,094)   (1,068,438)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to notes receivable                             (200,000)
  Reduction of other assets                                                 10,000
                                                         ------------  ------------
  Net cash (used for) provided by investing activities      (200,000)       10,000
                                                         ------------  ------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                     75,000       225,000
  Repayment of note payable to GP Strategies                              (100,000)
  Net proceeds from sale of common stock and warrants        151,000
                                                         ------------  ------------
Net cash provided by financing activities                    226,000       125,000
                                                         ------------  ------------
Net decrease in cash and cash equivalents                   (271,094)     (933,438)

Cash and cash equivalents at beginning of period             378,663     1,184,889
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   107,569   $   251,451
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

         Upon completion of the transaction with HEB, ISI will not be involved in the natural alpha interferon business and will not have a manufacturing and research facility. In addition, on August 29, 2003, ISI and Metacine, Inc. agreed to terminate their agreements (See Note 15). Therefore, ISI's remaining assets will consist of cash, 974,056 shares of HEB common stock (consisting of 487,028 shares currently held by ISI and an additional 487,028 shares to be received upon completion of the transaction with HEB), a royalty from HEB equal to 6% of sales of products containing natural alpha interferon, a note receivable and a warrant to purchase shares of Amphioxus Cell Technologies, Inc. (See Note 11). The Company does not intend to distribute the HEB common stock to its shareholders and is in discussions with a potential acquisition candidate.

     At June 30, 2003, the Company had approximately $108,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception in 1980. As of June 30, 2003, the Company had an accumulated deficit of approximately $139.9 million. For the six months ended June 30, 2003, the Company earned net income of $458,000 and for the years ended December 31, 2002, 2001 and 2000, the Company incurred losses of approximately $2.7 million, $6.4 million, and $2.7 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the Company has sufficient resources to enable the Company to continue operations until the end of December 2003. However, actual results may differ materially from such estimate,and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to terminate operations.

Note 3.  Earnings (Loss) Per Share

     Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the six months ended June 30, 2003, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended June 30, 2003 and the three months and six months ended June 30, 2002, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

Note 4.  Investments

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), securities are classified either as trading, held to maturity or available for sale. The Company intends to dispose of its investments within one year and accordingly has classified its investments in marketable securities as available for sale. Such investments are carried at market value with unrealized gains and losses included as a separate component in capital deficiency. At June 30, 2003, such investments consisted of 487,028 shares of common stock of Hemispherx Biopharma, Inc., a publicly traded company (see Note 10).

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

 Note 5.  Inventories

      Inventories consist of the following:

                                               June 30,         December 31,
                                                 2003               2002
                                            --------------     -------------
     Finished goods                         $     0             $   322,518
     Work in process                              0               3,052,070
     Raw materials                                0               1,332,560
     Less reserve for excess inventory            0              (4,678,659)
                                           ---------------     -------------
                                            $     0             $    28,489
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

     On August 29, 2003, the Company and Metacine entered into a Settlement Agreement. (See Note 15.)

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

     ISI will receive a service fee for providing certain transitional services. Such service fee has been treated as reimbursement of expenses and netted against expenses. For the three months and six months ended June 30, 2003, such service fee amounted to $172,876 and $294,127, respectively. In addition, HEB assumed ISI payables aggregating approximately $408,000 and certain other obligations related to the Product. This Agreement obligates HEB to register the Common Stock issued to ISI, sets periodic limits on the number of shares ISI may sell and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of Guaranteed Shares remaining unsold on March 11, 2005 and (ii) $1.59. The remaining Guaranteed Shares will then be returned to HEB.

     In the second agreement with ISI (the "Second Asset Sale Agreement"), ISI has agreed to sell, subject to certain approvals, to HEB all of its rights to the Product and other assets related to the Product including, but not limited to, real estate and machinery.

     At June 30, 2003, such assets have been classified as "assets under contract of sale" in the accompanying balance sheet. At June 30, 2003, the carrying value of these assets were:

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




Note 11. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus")

     On March 20, 2003, the Company entered into a collaterialized note agreement (the "Note") with Amphioxus to advance up to $250,000. Amphioxus is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. Pursuant to the Note, the Company advanced $200,000 prior to June 30, 2003 and an additional $25,000 subsequent to such date. The Note is due on March 19, 2004, bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $ 50,000, an aggregate of 10% of the common stock of Amphioxus on a fully diluted basis. The warrant is valued at $7,500, is prorated based on the amount of monies advanced and is amortized as interest income over the term of the Note.

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


                                       Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                      --------------         --------------
                                    2003         2002       2003       2002
                                    ---------------------------------------

Reported net income (loss)      $(226,550)  $(948,506)  $ 457,668  $(1,641,820)
  Stock-based employee
    compensation expense
    in reported net income
    (loss), net of
    related tax effects
  Stock-based employee
    compensation expense
    determined under the fair
    value based method, net of
    related tax effects             --        (23,542)       --        (47,083)
                                 ----------------------------------------------
Pro forma net income (loss)     $(226,550)  $(972,048)  $ 457,668  $(1,688,903)
                                 ==============================================

Income (loss) per share basic
  As reported                   $    (.01)  $    (.05)  $     .02  $      (.08)
  Pro forma                     $    (.01)  $    (.05)  $     .02  $      (.08)

Income (loss) per share diluted
  As reported                   $    (.01)  $    (.05)  $     .01  $      (.08)
  Pro forma                     $    (.01)  $    (.05)  $     .01  $      (.08)


Note 13.  Stockholders Equity

     In March 2003, the Company sold 15,000,000 shares of its common stock in a private placement transaction to an investor for $150,000. In connection with this private placement, the Company also sold, for $1,000, 15,000,000 warrants exercisable at $0.01 per share and expiring in March 2008.


Note 14.  Convertible Notes Payable

         In June 2003, the Company received $75,000 and issued convertible notes payable to private investors. The notes are due June 30, 2004 and bear interest at the rate of 6% per annum. Each note is convertible into the Company's common stock at a price of $.06 per share.

Note 15.          Subsequent Event

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

     HEB Litigation

     On September 16, 2003, HEB filed and subsequently served and moved for expedited proceedings on, a complaint filed in the Court Of Chancery of the State of Delaware, New Castle County, against ISI. The Complaint seeks specific performance, and declaratory and injunctive relief related to the Inventory and Asset Purchase Agreements with ISI. Specifically, HEB alleges that ISI has delayed its performance pursuant to the Inventory and Asset Purchase Agreement and, as a result, the Asset Purchase Agreement did not close within 180 days of the date of the execution of the agreements. Paragraph 7.7 of the Asset Purchase Agreement states that either party to the agreement may terminate the agreement if there is no closing within 180 days of the date of the agreement. HEB requested that the Court require ISI to specifically perform its obligations under the agreement or, in the alternative, that paragraph 7.7 of the agreement be eliminated or reformed to eliminate ISI's ability to terminate pursuant to that paragraph. HEB also requested that ISI, as a result of its conduct, not be permitted to terminate the Asset Purchase Agreement pursuant to paragraph 7.7 or due to the passage of time. At a hearing held on September 29, 2003, the Court set a trial of the case for January 6-7, 2004 and the parties have agreed that neither party shall have the right to terminate the Asset Purchase Agreement pursuant to paragraph 7.7 until the date which is at least two weeks following trial, and only then, unless the Court has ruled, upon five days written notice to the other party.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Since 1981, the Company was primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. The Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain types of genital warts. Upon completion of the transactions described below with HEB, ISI will not be involved in the natural alpha interferon business and will not have a manufacturing and research facility. In addition, on August 29, 2003, ISI and Metacine, Inc. agreed to terminate their agreements (See Note 15). Therefore, ISI's remaining assets will consist of cash, 974,056 shares of HEB common stock (consisting of 487,028 shares currently held by ISI and an additional 487,028 shares to be received upon completion of the transaction with HEB), a royalty from HEB equal to 6% of sales of products containing natural alpha interferon, a note receivable and a warrant to purchase shares of Amphioxus Cell Technologies, Inc. (See Note 11). The Company does not intend to distribute the HEB common stock to its shareholders and is in discussions with a potential acquisition candidate.

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

     In June 2003, the Company received $75,000 and issued convertible notes payable to private investors. The notes are due June 30, 2004 and bear interest at the rate of 6% per annum. Each note is convertible into the Company's common stock at a price of $.06 per share.

     As of June 30, 2003, the Company had approximately $108,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue operations until the end of December 2003. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to terminate operations.

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

Results of Operations

Six Months Ended June 30, 2003 Versus Six Months Ended June 30, 2002

     For the six months ended June 30, 2003 and 2002, the Company had revenues from the sale of ALFERON N Injection of $241,637 and $960,082, respectively. In addition, the Company recorded revenues of $1,149,112 from the bulk sale of the remaining Alferon inventory.

     Through March 10, 2003, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,980 vials of ALFERON N Injection, compared to 7,271 vials sold by the Company during the six months ended June 30, 2002.

     Cost of goods sold and excess/idle production costs totaled $267,054 and $740,187 for the six months ended June 30, 2003 and 2002, respectively. Excess/idle production costs in the six months ended June 30, 2003 and 2002 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were lower during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Research and development expenses during the six months ended June 30, 2003 of $176,091 decreased by $669,286 from $845,377 for the same period in 2002, due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     General and administrative expenses for the six months ended June 30, 2003 were $299,473 (net of $294,127 reimbursed by Hemispherx) as compared to $982,514 for the same period in 2002. The decrease of $683,041 was due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Interest expense, net, for the six months ended June 2003 was $190,463 as compared to $33,824 for the six months ended June 30, 2002. The increase of $156,639 was primarily due to the interest, including amortization of debt discount, on the convertible notes payable.

     As a result of the foregoing, the Company incurred net income of $457,668 and net loss of $1,641,820 for the six months ended June 30, 2003 and 2002, respectively.

Three Months Ended June 30, 2003 Versus Three Months Ended June 30, 2002

     For the three months ended June 30, 2003 and 2002, the Company had revenues from the sale of ALFERON N Injection of zero and $175,636, respectively. On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection product and granted a license to sell the product to Hemispherx.

     The Company sold, through its distributor, to wholesalers and other customers in the United States 1,400 vials of ALFERON N Injection during the three months ended June 30, 2002.

     Cost of goods sold and excess/idle production costs totaled zero and $324,712 for the three months ended June 30, 2003 and 2002, respectively. Excess/idle production costs in the three months ended June 30, 2002 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were zero during the three months ended June 30, 2003 due to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Research and development expenses during the three months ended June 30, 2003 were zero as compared to $377,269 for the same period in 2002, due to Hemispherx taking over certain operating costs beginning March 11, 2003.

     General and administrative expenses for the three months ended June 30, 2003 were $154,752 (net of $172,876 reimbursed by Hemispherx) as compared to $402,951 for the same period in 2002. The decrease of $248,199 was due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Interest expense, net, for the three months ended June 30, 2003 was $71,798 as compared to $19,210 for the three months ended June 30, 2002. The increase of $52,588 was primarily due to the interest, including amortization of debt discount, on the convertible notes payable.

     As a result of the foregoing, the Company incurred net losses of $226,550 and $948,506 for the three months ended June 30, 2003 and 2002, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

                      There were no reports on Form 8-K filed during the three months ended June 30, 2003.

                            INTERFERON SCIENCES, INC.

                                  June 30, 2003




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  October 15, 2003                      By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                             Chief Executive Officer




DATE:  October 15, 2003                      By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

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

Date: October 15, 2003

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

Date: October 15, 2003

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller