Form 10-Q
period 2003-09-30
INTERFERON SCIENCES INC
filed 2003-12-04
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2003

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of October 31, 2003.

                   Common Stock               37,339,286 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




                                                                            Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     September 30, 2003 and December 31, 2002. . . . . . .  . . . . . . .  . . 1

   Consolidated Condensed Statements of Operations--
     Three Months and Nine Months Ended September 30, 2003 and 2002. . . .. .2-3

   Consolidated Condensed Statement of Capital Deficiency---
     Nine Months Ended September 30, 2003. . . . . . . . . . . . . . . . .. . .4

   Consolidated Condensed Statements of Cash Flows--
     Nine Months Ended September 30, 2003 and 2002. . . . . . . . . . . .  . . 5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . .. 6-17

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . ..18-22

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . .  . .23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25-26



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    September 30,      December 31,
                                                        2003               2002
                                                     (Unaudited)
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $    201,186      $   378,663
  Investment - available for sale                        954,575
  Accounts and other receivables                          23,325           42,739
  Notes receivable, net                                  371,625
  Inventories, net of valuation allowances
   of zero and $4,678,659, respectively                                    28,489
  Prepaid expenses and other current assets               33,892           12,179
                                                   -------------    -------------
Total current assets                                   1,584,603          462,070
                                                   -------------    -------------

Assets under contract of sale
 (subject to stockholder approval)                     1,604,350

Property, plant and equipment, at cost                                 12,854,834
Less accumulated depreciation                                         (11,173,264)
                                                                    -------------
                                                                        1,681,570
                                                                    -------------
Patent costs, net of accumulated amortization                             132,187
Other assets                                               6,850              100
                                                   -------------    -------------
Total assets                                       $   3,195,803    $   2,275,927
                                                   =============    =============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Liabilities to be assumed by purchaser under
   contract of sale for assets
   (subject to stockholder approval)               $   2,501,993    $
  Accounts payable and accrued expenses                1,023,581        3,204,594
  ISI stock subject to resale agreement
   and in-kind services due Metacine                                    1,700,000
  Note payable and amount due GP Strategies                               413,745
  Convertible notes payable, net of debt discount        490,883          281,863
  Loans and advances                                     250,000
                                                   -------------    -------------
Total current liabilities                              4,266,457        5,600,202
                                                   -------------    -------------
Commitments and contingencies

Capital deficiency
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-37,339,286 and
 21,030,405 shares, respectively                         373,393          210,304
Capital in excess of par value                       136,970,283      136,810,618
Accumulated deficit                                 (138,605,905)    (140,345,197)
Accumulated other comprehensive income                   191,575
                                                   -------------     ------------
Total capital deficiency                              (1,070,654)      (3,324,275)
                                                   -------------     ------------
Total liabilities and capital deficiency            $  3,195,803    $   2,275,927
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)


                                                      Three Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2003           2002
                                                  -------------   -------------
Revenue
  Alferon N Injection                              $               $    687,197
  Royalty income                                         14,000
                                                  -------------   -------------

Total revenue                                            14,000         687,197
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                                      432,979
Research and development                                                308,912
General and administrative                              369,114         441,054
                                                  -------------   -------------
Total costs and expenses                                369,114       1,182,945
                                                  -------------   -------------
Loss before interest expense and other                 (355,114)       (495,748)

Interest expense, net                                   (69,986)       (142,832)
Service fee income                                      156,724
Gain on Metacine settlement                           1,550,000
                                                   -------------   -------------
Net income (loss)                                  $  1,281,624    $   (638,580)
                                                  =============   =============

Basic net income (loss) per share                  $        .03    $       (.03)
                                                  =============   =============
Diluted net income (loss) per share                $        .02    $       (.03)
                                                  =============   =============
Weighted average number of shares
  outstanding - basic                                36,687,112      20,628,306

Effect of potential common shares                    44,000,000               0
                                                  -------------   -------------
Weighted average number of shares
  outstanding - diluted                              80,687,112      20,628,306
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



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                       2003           2002
                                                  -------------   -------------
Revenue
  Alferon N Injection                              $    241,637    $  1,647,279
  Bulk sale of remaining Alferon inventory
   and license fee                                    1,149,112
  Royalty income                                         14,000
                                                  -------------   -------------
Total revenue                                         1,404,749       1,647,279
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                      267,054       1,173,166
Research and development                                176,091       1,154,289
General and administrative                              962,714       1,423,568
                                                  -------------   -------------
Total costs and expenses                              1,405,859       3,751,023
                                                  -------------   -------------
Income loss before interest expense and other            (1,110)     (2,103,744)

Interest expense, net                                  (260,449)       (176,656)
Service fee income                                      450,851
Gain on Metacine settlement                           1,550,000
                                                  -------------   -------------
Net income (loss)                                  $  1,739,292     $(2,280,400)
                                                  =============   =============

Basic net income (loss) per share                  $        .05     $      (.11)
                                                  =============   =============

Diluted net income (loss) per share                $        .02     $      (.11)
                                                  =============   =============
Weighted average number of shares
  outstanding - basic                                32,523,394      20,475,507

Effect of potential common shares                    49,900,000               0
                                                  -------------   -------------

Weighted average number of shares
  outstanding - diluted                              82,423,394      20,475,507
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




The accompanying notes are an integral part of these consolidated condensed
Financial statements





                                                   INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                        CONSOLIDATED CONDENSED STATEMENT
                                                             OF CAPITAL DEFICIENCY
                                                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                  (Unaudited)

                                                                             Accumulated
                                           Capital                              other                                Total
                     Common Stock         in excess       Accumulated       comprehensive       Comprehensive       capital
                    Shares      Amount    of par value      deficit             income              income        deficiency
                    ------------------    ------------    ------------      -------------       -------------     ----------
 Balance at
  Dec. 31, 2002    21,030,405   $210,304   $136,810,618   $(140,345,197)      $                 $                $(3,324,275)

 Net proceeds
  from sale of
  common stock
  and warrants     15,000,000    150,000          1,000                                                              151,000

 Common stock
  issued under
  Company 401(k)
  Plan                308,881      3,089         18,665                                                               21,754

 Common stock
  issued to
  Metacine for
  settlement of
  obligation        1,000,000     10,000        140,000                                                              150,000

 Net income                                                   1,739,292                          1,739,292         1,739,292

 Other
  comprehensive
  income - available
  for sale securities                                                            191,575           191,575           191,575
                                                                                               --------------
 Comprehensive income                                                                          $ 1,930,867
                                                                                               ==============

                  ----------------------------------------------------------------------------               ----------------
 Balance at
  Sept. 30, 2003   37,339,286   $373,393   $136,970,283   $(138,605,905)     $   191,575                         $(1,070,654)
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



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                         --------------------------
                                                           2003         2002
                                                         ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                      $ 1,739,292   $(2,280,400)
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
    Receipt of shares of Hemispherx Biopharma,
     Inc. for Alferon inventory and assumption
     of certain liabilities                               (1,149,112)
    Gain on Metacine settlement                           (1,550,000)
    Depreciation and amortization                            209,407       318,817
    Noncash compensation expense                              21,754        64,819
    Debt discount                                            174,020       112,745
    Amortization of interest income                           (3,375)
    Change in operating assets and liabilities:
     Accounts and other receivables                           19,414        81,465
     Inventories                                               6,564        68,963
     Prepaid expenses and other current assets               (21,713)      (10,871)
     Accounts payable and accrued expenses                   301,772       379,967
     Amount due to GP Strategies                              13,500        13,500
                                                         ------------  ------------
    Net cash used for operating activities                  (238,477)   (1,250,995)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to notes receivable                             (375,000)
  Reduction of other assets                                                 10,000
                                                         ------------  ------------
  Net cash (used for) provided by investing activities      (375,000)       10,000
                                                         ------------  ------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                    100,000       500,000
  Repayment of convertible notes payable                     (65,000)
  Proceeds from loans and advances                           250,000
  Repayment of note payable to GP Strategies                              (100,000)
  Net proceeds from sale of common stock and warrants        151,000
                                                         ------------  ------------
Net cash provided by financing activities                    436,000       400,000
                                                         ------------  ------------
Net decrease in cash and cash equivalents                   (177,477)     (840,995)

Cash and cash equivalents at beginning of period             378,663     1,184,889
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   201,186   $   343,894
                                                         ============  ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The financial information included herein is unaudited. Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments and certain reclassifications which have been made to the financial statements to conform with the current presentation) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The operating results for interim periods are not necessarily indicative of operating results to be expected for the year.

Note 2.  Plan of Operations

              On March 11, 2003, Interferon Sciences, Inc. (the "Company" or "ISI") sold all its inventory related to its ALFERON N Injection product and granted a license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value, and a royalty equal to 6% of the net sales of ALFERON N Injection. The HEB common stock is subject to selling restrictions. In addition, HEB assumed approximately $408,000 of the Company's payables and various other commitments. The Company and HEB also entered into another agreement pursuant to which the Company will sell to HEB, subject to regulatory approval, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company will receive (if and when approved) $675,000 of HEB common stock with a guaranteed value, an additional 62,500 shares of HEB common stock without a guaranteed value and a royalty equal to 6% of the net sales of all products sold containing natural alpha interferon. HEB will assume approximately $2.5 million of the Company's indebtedness that currently encumbers its assets. In addition, pending the completion of this transaction, HEB will fund the operating costs of the Company's facility such as insurance, heat, light, air conditioning and equipment maintenance. (See Note 10.)

     Upon completion of the transaction with HEB, ISI will not be involved in the natural alpha interferon business and will not have a manufacturing and research facility. In addition, on August 29, 2003, ISI and Metacine, Inc. agreed to terminate their agreements (See Note 8). On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT") entered into a non-binding letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. ACT is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. The shareholders of ACT will receive preferred stock (the "ACT Preferred Stock") of ISI, convertible into a number of common shares of ISI equal to 75% of the fully diluted capitalization of ISI (see Note 16).

     At September 30, 2003, the Company had approximately $201,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     As of November 20, 2003, the Company has sold 388,000 of the shares of HEB common stock and received net proceeds of $965,000.

     The Company has experienced significant operating losses since its inception in 1980. As of September 30, 2003, the Company had an accumulated deficit of approximately $138.6 million. For the nine months ended September 30, 2003, the Company earned net income of $1,739,000 and for the years ended December 31, 2002, 2001 and 2000, the Company incurred losses of approximately $2.7 million, $6.4 million, and $2.7 million, respectively. Also, the Company has limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment to creditors, management believes that the Company has sufficient resources to enable the Company to continue operations until March 31, 2004. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to terminate operations.

Note 3.  Earnings (Loss) Per Share

     Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months and nine months ended September 30, 2003, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months and nine months ended September 30, 2002, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

     The following table provides the net income (loss) and the weighted average number of shares outstanding - basic and diluted, used in computing the earnings
(loss) per share:

                                   Three Months               Nine Months
                                Ended September 30,       Ended September 30,
                                2003          2002        2003          2002

Net income (loss)          $ 1,281,624  $  (638,580) $ 1,739,292  $ (2,280,400)

Weighted average number
 of shares outstanding -
 basic                      36,687,112   20,628,306   32,523,394    20,475,507

Weighted average number
 of shares outstanding -
 diluted                    80,687,112   20,628,306   82,423,394    20,475,507


Note 4.  Investments

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), securities are classified either as trading, held to maturity or available for sale. The Company intends to dispose of its investments within one year and accordingly has classified its investments in marketable securities as available for sale. Such investments are carried at market value with unrealized gains and losses included as a separate component in capital deficiency. At September 30, 2003, such investments consisted of 487,028 shares of common stock of Hemispherx Biopharma, Inc., a publicly traded company (see Note 10).

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

Note 5.  Inventories

     Inventories consist of the following:

                                             September 30,      December 31,
                                                 2003               2002
                                            --------------     -------------
     Finished goods                         $     0             $   322,518
     Work in process                              0               3,052,070
     Raw materials                                0               1,332,560
     Less reserve for excess inventory            0              (4,678,659)
                                           ---------------     -------------
                                            $     0             $    28,489
                                           ===============     =============

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

Note 6.  Agreement with GP Strategies Corporation

              Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. In connection with the Asset Sale Transactions, the Company, HEB and GP Strategies entered into an agreement pursuant to which GP Strategies agreed to forbear from exercising its rights until May 31, 2003 and GP Strategies agreed to accept HEB common stock with a guaranteed value of $425,000 in full settlement of all the Company's obligations to GP Strategies. On June 2, 2003, HEB delivered the HEB common stock to GP Strategies in accordance with HEB's obligation under the terms of the forbearance agreement. However the forbearance agreement provided that in addition to the issuance by HEB of the HEB common stock to GP Strategies, HEB was obligated to register the HEB common stock for resale and any shares of HEB shares received by GP Strategies which remain unsold after November 30, 2004 may be put to HEB at a price of $ 1.59 per share.

The forbearance agreement makes no reference to GP Strategies obligation if HEB fails to perform its obligations under the forbearance agreement or what happens in the event HEB satisfies the GP Strategies obligation and the asset purchase agreement between ISI and HEB, which is subject to stockholder approval, does not close.

Because stockholder approval has not yet been obtained and consequently the asset purchase agreement has not closed, the condition for the ultimate settlement of the GP Strategies obligation has not occurred. Accordingly, no recognition of any settlement of the GP Strategies obligation paid by HEB has been recorded as of September 30, 2003 and will not be recognized until the closing of the asset purchase agreement takes place.

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

              Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of common stock and agreed to issue additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability and that at such time as the Red Cross Liability was paid in full, the Minimum Purchase Commitment would be deleted effective April 1, 1998 and any then existing breaches of the Minimum Purchase Commitment would be waived. In January 1999, the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. In connection with the Asset Sale Transactions, the Company, HEB and the Red Cross entered into a similar agreement pursuant to which the Red Cross agreed to forbear from exercising its rights until May 31, 2003 and the Red Cross agreed to accept HEB common stock with a guaranteed value of $500,000 in full settlement of all of the Company's obligations to the Red Cross. On June 2, 2003, HEB delivered the HEB common stock to the Red Cross in accordance with HEB's obligation under the terms of the forbearance agreement. However the forbearance agreement provided that in addition to the issuance by HEB of the HEB common stock to the Red Cross, HEB was obligated to register the HEB common stock for resale and any shares of HEB shares received by the Red Cross which remain unsold after May 31, 2004 may be put to HEB at a price of $ 1.59 per share.

The forbearance agreement makes no reference to the Red Cross obligation if HEB fails to perform its obligations under the forbearance agreement or what happens in the event HEB satisfies the Red Cross obligation and the asset purchase agreement between ISI and HEB, which is subject to stockholder approval, does not close.

Because stockholder approval has not yet been obtained and consequently the asset purchase agreement has not closed, the condition for the ultimate settlement of the Red Cross obligation has not occurred. Accordingly, no recognition of any settlement of the Red Cross obligations paid by HEB has been recorded as of September 30, 2003 and will not be recognized until the closing of the asset purchase agreement takes place.

Note 8.  Agreement with Metacine, Inc.

     On July 28, 2000, the Company acquired for $100,000 an option to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology, on the terms set forth below.

     On April 9, 2001, the Company exercised its option to acquire an 82% equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, an obligation to pay Metacine $ 1,850,000 and $250,000 of services to be rendered by the Company by June 30, 2002. In addition, the Company issued Metacine 2,000,000 shares of the Company's common stock. The agreement contains certain restrictions on the ability of Metacine to sell the Company's shares and provides for the Company to make cash payments ("Deficiency Payments") to Metacine to the extent Metacine has not received from the sale of the Company's common stock, cumulative net proceeds of $1,850,000 by September 30, 2002 or $400,000 of net proceeds per quarter beginning with the period ended September 30, 2001 and $250,000 for the quarter ending September 30, 2002. On October 4, 2001, the Company made a Deficiency Payment to Metacine in the amount of $400,000 for the quarter ending September 30, 2001. The Company has not made the remainder of the Deficiency Payments in the aggregate amount of $1,450,000. If Metacine sells all of the 2,000,000 shares received and the cumulative proceeds from the sales and any Deficiency Payments are less than $1,850,000, the Company may issue to Metacine additional shares of common stock at the Company's full discretion. These additional shares would be treated in the same manner as the original 2,000,000 shares. In the event that cumulative net proceeds to Metacine from the sale of the Company's common stock exceed $1,850,000, any Deficiency Payments previously made by the Company ($400,000 through December 31, 2002) would be repaid to the Company to the extent these proceeds exceed $1,850,000. All additional proceeds beyond the $1,850,000 and repayment of Deficiency Payments, if any, would be for the benefit of Metacine. The Company was required to put in escrow 100,000 Metacine shares to secure its obligations to render $250,000 of services to Metacine and 462,500 Metacine shares to secure its potential obligations to make Deficiency Payments. Since the Company has not made $1,450,000 in Deficiency Payments and has not rendered $250,000 of services to Metacine, Metacine could request 462,500 Metacine shares currently held in escrow to satisfy the Company's past due obligations.

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

     Of the $2.5 million consideration paid for Metacine, $2,341,418 was recorded as a charge for the acquisition of in-process research and development ("IPR&D") in 2001. The charge was recorded as the acquisition of IPR&D as Metacine's primary asset is technology that has not reached technological feasibility and has no alternative uses. The in-process research and development expenses relate to a patent portfolio consisting of six issued patents, eight pending patents and four invention disclosures related to the use of dendritic cells for the treatment of various diseases. While the patent portfolio, when viewed as a whole, represented a new approach to the treatment of various diseases utilizing cell therapy, the six issued patents had no independent commercial value. While the Company did not engage the services of an independent appraiser to assess the fair value of the purchased in process research and development, it considered the following factors: (i) any product or process utilizing dendritic cells as a treatment for any disease would regulated by the FDA and therefore would require extensive clinical testing prior to the time any revenue would be generate from the sale of a product or process, (ii) the cost of such clinical trials would be in excess of $50,000,000, (iii) it would take between seven to ten years to complete such clinical trials, (iv) there could be no assurance that even if Metacine could obtain the funding required to complete the clinical trials (which was well beyond Metacine's capability at the time Metacine acquired rights to the patent portfolio), that the clinical trials would have shown the product or process tested to be safe and effective. The Company's $1,850,000 obligation to Metacine, less the $400,000 Deficiency Payment made in October 2001, has been recorded as a current liability at December 31, 2002 and 2001. The $250,000 of services to be provided has also been recorded as a current liability. Services rendered to Metacine to date were immaterial and as such, the liability remained unchanged at December 31, 2002 and 2001. The investment has been further reduced to zero at December 31, 2001, by the Company's equity in the loss of Metacine of $158,582 for the period from April 9, 2001 through December 31, 2001.

     On April 1, 2003, the license granted by the University of Pittsburgh to Metacine covering Metacine's technology was terminated due to non-payment by Metacine.

     Accordingly, the Company's has not reflected its share of its equity in the losses in Metacine for the years ended December 31, 2002 and 2001 in the amounts of $274,846 and $290,994, respectively.

     On August 29, 2003, the Company and Metacine entered into an agreement pursuant to which the Company relinquished all rights to the shares and warrants of Metacine held by the Company and issued Metacine 1,000,000 shares of the Company's common stock and Metacine relieved the Company of its $1,700,000 obligation to Metacine. In addition, Metacine retains the 2,000,000 shares of the Company's common stock issued on April 9, 2001. The issuance of the 1,000,000 shares (valued at $.05 per share which was the closing price of the Company's common stock on the settlement date) and the Company's agreement to allow Metacine to retain the 2,000,000 shares previously issued (valued at $.05 per share which was the closing price of the Company's common stock on the settlement date) was recorded as a credit to the Company's equity of $150,000 which resulted in a gain of $1,550,000 and is shown on the consolidated condensed statements of operations for the three months and nine months ended September 30, 2003 as a gain on Metacine settlement.

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

     ISI received a service fee until October 31, 2003 for providing certain transitional services. Such service fee is shown on the consolidated condensed statements of operations for the three months and nine months ended September 30, 2003 as service fee income in the amount of $156,724 and $450,851, respectively. In addition, HEB assumed ISI payables aggregating approximately $408,000 and certain other obligations related to the Product. This Agreement obligates HEB to register the Common Stock issued to ISI, sets periodic limits on the number of shares ISI may sell and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of Guaranteed Shares remaining unsold on March 11, 2005 and (ii) $1.59. The remaining Guaranteed Shares will then be returned to HEB.

     In the second agreement with ISI (the "Second Asset Sale Agreement"), ISI has agreed to sell, subject to certain approvals, to HEB all of its rights to the Product and other assets related to the Product including, but not limited to, real estate and machinery.

     At September 30, 2003, such assets have been classified as "assets under contract of sale (subject to stockholder approval)" in the accompanying balance sheet. At September 30, 2003, the carrying value of these assets were:


                       Property, Plant and Equipment      $1,485,234
                       Patent Costs                          119,116
                                                             -------
                                                          $1,604,350

     For these assets, ISI will:

     (i) receive 424,528 shares of HEB Common Stock which has a Market Value (as defined in the Second Asset Sale Agreement) of $675,000 and a guaranteed value of $675,000;

     (ii) receive an additional 62,500 shares of HEB Common Stock without a guaranteed value; and

     (iii) receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

              In addition, in connection with the second agreement, HEB was required to satisfy ISI's obligations to (i) the American Red Cross, (ii) GP Strategies Corp., and (iii) MD Sass (for unpaid local property taxes and water and sewer charges) which aggregate approximately $2,500,000. HEB is also obligated to pay certain ongoing expenses, on a current basis, related to ISI's facility, such as insurance, heat, light, air conditioning and equipment maintenance, prior to the closing of the Second Asset Sale Agreement.

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

Note 11. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus" or "ACT")

     On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Amphioxus is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. Pursuant to the Note, the Company advanced $375,000 as of September 30, 2003. The Note is due on March 19, 2004, bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant is valued at $15,000, is prorated based on the amount of monies advanced and is amortized as interest income over the term of the Note. On October 17, 2003, the Company entered into a non-binding letter of intent to acquire Amphioxus. See Note 16.

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

                                       Three Months            Nine Months
                                    Ended September 30,    Ended September 30,
                                    -------------------     ------------------
                                    2003          2002       2003       2002
                                    ----------------------------------------

Reported net income (loss)      $1,281,624   $(638,580) $1,739,292 $(2,280,400)
  Stock-based employee
    compensation expense
    in reported net income
    (loss), net of
    related tax effects
  Stock-based employee
    compensation expense
    determined under the fair
    value based method, net of
    related tax effects             --         (23,541)      --        (70,624)
                                 ----------------------------------------------
Pro forma net income (loss)     $1,281,624   $(662,121) $1,739,292 $(2,351,024)
                                 ==============================================
Income (loss) per share basic
  As reported                   $      .03   $    (.03) $      .05 $      (.11)
  Pro forma                     $      .03   $    (.03) $      .05 $      (.11)

Income (loss) per share diluted
  As reported                   $      .02   $    (.03) $      .02 $      (.11)
  Pro forma                     $      .02   $    (.03) $      .02 $      (.11)

Note 13.  Stockholders Equity

     In March 2003, the Company sold 15,000,000 shares of its common stock in a private placement transaction to an investor for $150,000. In connection with this private placement, the Company also sold, for $1,000, 15,000,000 warrants exercisable at $0.01 per share and expiring in March 2008.

Note 14.  Notes Payable

     In June and July 2003, the Company received an aggregate of $100,000 and issued convertible notes payable to private investors. The notes are due June 30, 2004 and bear interest at the rate of 6% per annum. Each note is convertible into the Company's common stock at a price of $.06 per share (which exceeded the closing price of the Company's common stock on the date of issuance). During August and September 2003, the Company repaid an aggregate of $65,000 of such notes.

     In September 2003, the Company received $250,000 and issued a note to a private investor. The note was due on September 30, 2004 and was subject to earlier repayment based upon sales by the Company of its HEB common stock. The note was repaid in its entirety in November 2003.

Note 15. Litigation

      Tax Litigation

      In September 2003, the Company was sued in action seeking foreclosure of the Company's property due to non-payment of approximately $225,000 in taxes. The Company had until October 17, 2003 to answer the complaint. After such time, the plaintiff has the right to seek an order giving the Company 30 days to pay the unpaid taxes. As of the date hereof, no such order has been received by the Company. If the taxes remain unpaid, the court may make the plaintiff the owner of the property. The property is subject to the sale of the Company's assets to HEB. See Note 10.



     HEB Litigation

     On September 16, 2003, HEB filed and subsequently served and moved for expedited proceedings on, a complaint filed in the Court Of Chancery of the State of Delaware, New Castle County, against ISI. The Complaint seeks specific performance, and declaratory and injunctive relief related to the Inventory and Asset Purchase Agreements with ISI. Specifically, HEB alleges that ISI has delayed its performance pursuant to the Inventory and Asset Purchase Agreement and, as a result, the Asset Purchase Agreement did not close within 180 days of the date of the execution of the agreements. Paragraph 7.7 of the Asset Purchase Agreement states that either party to the agreement may terminate the agreement if there is no closing within 180 days of the date of the agreement. HEB requested that the Court require ISI to specifically perform its obligations under the agreement or, in the alternative, that paragraph 7.7 of the agreement be eliminated or reformed to eliminate ISI's ability to terminate pursuant to that paragraph. HEB also requested that ISI, as a result of its conduct, not be permitted to terminate the Asset Purchase Agreement pursuant to paragraph 7.7 or due to the passage of time. At a hearing held on September 29, 2003, the Court set a trial of the case for January 6-7, 2004 and the parties have agreed that neither party shall have the right to terminate the Asset Purchase Agreement pursuant to paragraph 7.7 until the date which is at least two weeks following trial, and only then, unless the Court has ruled, upon five days written notice to the other party. In response to HEB's complaint, ISI has filed a motion to dismiss.

Note 16.  Subsequent Event

     On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT") entered into a letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. The shareholders of ACT will receive preferred stock (the "ACT Preferred Stock") of ISI, convertible into a number of common shares of ISI equal to 75% of the fully diluted capitalization of ISI. The ACT Preferred Stock will be convertible at the option of the holder at any time, and subject to mandatory conversion if, prior to the date which is two years after the merger, the sum of the proceeds received from (i) the sale of the assets of ISI at the date of merger, and (ii) common equity capital raised at a pre-money valuation in excess of $10 million, exceed $2.5 million.

     Certain debt (the "ACT Debt") aggregating approximately $2.9 million that is currently owed to shareholders of ACT will continue as secured non-interest bearing debt of ISI. The ACT Debt will be non-interest bearing and repayable by ISI on the fourth anniversary of the date of the merger, subject to accelerated payment of 25% of the net after tax profits of ACT over $1 million on a cumulative basis. The ACT Debt shall be fully payable upon a change of control of ISI (excluding the transactions whereby the ACT stockholders convert the ACT Preferred Stock). In addition, the ACT Debt shall also be repaid to the extent of the net proceeds from the sale of any equity securities of ISI exceeding $8 million. In addition, certain additional debt aggregating approximately $200,000 owed to a shareholder of ACT will be repayable on the fifth anniversary of the date of the merger.

     In addition, preferred stock (the "Junior Preferred Stock") held by a shareholder of ACT will continue as non-accruing preferred stock in the face amount of $2 million, senior in right of preference as to dividends and distributions in liquidation to the ACT Preferred Stock and common stock of ISI. The Junior Preferred Stock will be repayable by ISI on the fourth anniversary of the date of the merger, subject to accelerated payment from 25% of the net after tax profits of ISI available after payment of the ACT Debt. The Junior Preferred Stock will also be subject to reset upon the following conditions: the redemption value and liquidation preference of Junior Preferred Stock shall be increased if either the market capitalization of ISI or the amount to be paid by any third party for ISI values the common stock and any other equity securities or debt convertible into equity securities at (i) greater than $25 million, in which case the Junior Preferred Stock shall be increased to $2.75 million, or
(ii) greater than $35 million, in which case the Junior Preferred Stock shall be increased to $3.5 million (each a "Reset Event"). If not sooner redeemed and paid, the Junior Preferred Stock shall be fully redeemed and retired (subject only to the prior payment of the ACT Debt) at any time upon a change of control of the surviving company (excluding the transaction whereby the ACT stockholders convert their ACT Preferred Stock), or to the extent of the net proceeds from the sale of any equity securities of ISI exceeds $10.9 million.

     In addition, on the merger date, three officers of ISI have agreed to grant ISI the option to terminate their employment agreements in exchange for (i) a one-year consulting agreement at the rate of $4,000 per month, (ii) common stock or options exercisable into approximately 1.25% of ISI and (iii) an amount by which 10% of the proceeds from the sale of certain assets of ISI exceed $200,000.

     In connection with the execution of the Letter of Intent, ISI borrowed $250,000 from Prism Ventures LLP, $150,000 of which was advanced to ACT.

     The Letter of Intent is non-binding and subject to the execution of definitive documents and final due diligence. However, the parties have agreed to use good faith efforts to negotiate such agreements, and consummate the transaction as soon as reasonably practicable.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Since 1981, the Company was primarily engaged in the research and development of pharmaceutical products containing Natural Alpha Interferon. The Company has experienced significant operating losses since its inception. The Company received FDA approval in 1989 to market ALFERON N Injection in the United States for the treatment of certain types of genital warts. Upon completion of the transactions described below with HEB, ISI will not be involved in the natural alpha interferon business and will not have a manufacturing and research facility. In addition, on August 29, 2003, ISI and Metacine, Inc. agreed to terminate their agreements (See Note 8). On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT") entered into a letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. ACT is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. The shareholders of ACT will receive preferred stock (the "ACT Preferred Stock") of ISI, convertible into a number of common shares of ISI equal to 75% of the fully diluted capitalization of ISI (see Note 16).

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

     ISI received a service fee until October 31, 2003 for providing certain transitional services. In addition, HEB will assume ISI payables and certain other obligations related to the Product. This Agreement obligates HEB to register the Common Stock issued to ISI, sets periodic limits on the number of shares ISI may sell and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of Guaranteed Shares remaining unsold on March 11, 2005 and (ii) $1.59. The remaining Guaranteed Shares will then be returned to HEB.

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

     (ii) receive an additional 62,500 shares of HEB Common Stock without a guaranteed value; and

     (iii) receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

              In addition, HEB will be required to satisfy three obligations of ISI which aggregate approximately $2,500,000. HEB will be obligated to pay certain ongoing expenses, on a current basis, related to ISI's facility such as insurance, heat, light, air conditioning and equipment maintenance prior to the closing of the Second Asset Sale Agreement.

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

     In June and July 2003, the Company received $100,000 and issued convertible notes payable to private investors. The notes are due June 30, 2004 and bear interest at the rate of 6% per annum. Each note is convertible into the Company's common stock at a price of $.06 per share. During August and September 2003, the Company repaid $65,000 of such notes.

     As of September 30, 2003, the Company had approximately $201,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     As of November 20, 2003, the Company has sold 388,000 of the shares of HEB common stock and received net proceeds of $965,000.

     Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue operations until March 31, 2004. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to terminate operations.

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

     During December 2002, 2001 and 2000, the Company completed the sale of approximately $6.5 million, $12 million and $19 million of its New Jersey tax loss carryovers and received $0.53 million, $0.97 million and $1.48 million, which was recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statements of Operations in 2002, 2001 and 2000, respectively. In June 2003, the Company submitted an application to sell an additional approximately $2 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 2000 of approximately $22.6 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2003 and future years is $40 million per year.

     The Company's Common Stock now trades on the OTC Pink Sheets, which may have a material adverse effect on the ability of the Company to finance its operations and on the liquidity of the Common Stock.

Results of Operations

Nine Months Ended September 30, 2003 Versus Nine Months Ended September 30, 2002

     For the nine months ended September 30, 2003 and 2002, the Company had revenues from the sale of ALFERON N Injection of $241,637 and $1,647,279, respectively. In addition, the Company recorded revenues of $1,149,112 from the bulk sale of the remaining Alferon inventory and $14,000 in royalty income.

     Through March 10, 2003, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,980 vials of ALFERON N Injection, compared to 12,679 vials sold by the Company during the nine months ended September 30, 2002.

     Cost of goods sold and excess/idle production costs totaled $267,054 and $1,173,166 for the nine months ended September 30, 2003 and 2002, respectively. Excess/idle production costs in the nine months ended September 30, 2003 and 2002 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were lower during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Research and development expenses during the nine months ended September 30, 2003 of $176,091 decreased by $978,198 from $1,154,289 for the same period in 2002, due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     General and administrative expenses for the nine months ended September 30, 2003 were $962,714 as compared to $1,423,568 for the same period in 2002. The decrease of $460,854 was due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Interest expense, net, for the nine months ended September 2003 was $260,449 as compared to $176,656 for the nine months ended September 30, 2002. The increase of $83,793 was primarily due to the interest, including amortization of debt discount, on the convertible notes payable.

     For the nine months ended September 30, 2003, the Company recorded service fee income of $450,851 from Hemispherx as a result of providing certain transitional services.

     The Company recorded a gain on the Metacine settlement of $1,550,000 for the nine months ended September 30, 2003.

     As a result of the foregoing, the Company incurred net income of $1,739,292 and net loss of $2,280,400 for the nine months ended September 30, 2003 and 2002, respectively.

Three Months Ended  September  30, 2003 Versus Three Months Ended  September 30,
2002

     For the three months ended September 30, 2003 and 2002, the Company had revenues from the sale of ALFERON N Injection of zero and $687,197, respectively. On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection product and granted a license to sell the product to Hemispherx. In addition, the Company recorded revenues of $14,000 from royalty income in the three months ended September 30, 2003.

     The Company sold, through its distributor, to wholesalers and other customers in the United States 5,408 vials of ALFERON N Injection during the three months ended September 30, 2002.

     Cost of goods sold and excess/idle production costs totaled zero and $432,979 for the three months ended September 30, 2003 and 2002, respectively. Excess/idle production costs in the three months ended September 30, 2002 represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were zero during the three months ended September 30, 2003 due to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Research and development expenses during the three months ended September 30, 2003 were zero as compared to $308,912 for the same period in 2002, due to Hemispherx taking over certain operating costs beginning March 11, 2003.

     General and administrative expenses for the three months ended September 30, 2003 were $369,114 as compared to $441,054 for the same period in 2002. The decrease of $71,940 was due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

     Interest expense, net, for the three months ended September 30, 2003 was $69,986 as compared to $142,832 for the three months ended September 30, 2002. The decrease of $72,846 was primarily due to the decrease in the amortization of debt discount on the convertible notes payable.

     For the three months ended September 30, 2003, the Company recorded service fee income of $156,724 from Hemispherx as a result of providing certain transitional services.

     The Company recorded a gain on the Metacine settlement of $1,550,000 for the three months ended September 30, 2003.

     As a result of the foregoing, the Company incurred net income of $1,281,624 and net loss of $638,580 for the three months ended September 30, 2003 and 2002, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

           (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended September 30, 2003.

                            INTERFERON SCIENCES, INC.

                               September 30, 2003




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  December 4, 2003                     By:  /s/ Lawrence M. Gordon
                                                     Lawrence M. Gordon
                                                     Chief Executive Officer




DATE:  December 4, 2003                     By:  /s/ Donald W. Anderson
                                                     Donald W. Anderson
                                                     Controller

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

Date: December 4, 2003

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

Date: December 4, 2003

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller