Form 10KSB
period 2003-12-31
INTERFERON SCIENCES INC
filed 2004-04-14
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2003

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

                                   Yes X No --
                                                               ---- ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 19, 2004, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $ 2,240,300 based on the last reported sale price of such stock on the Pink Sheets on March 19, 2004.

Issuer's Revenues for the year ended December 31, 2003.  $ 1,421,749

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Class Outstanding at March 19, 2004
                                          --------------------------------------

Common Stock, par value $.01 per share                     37,339,286 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS





                                                                            Page


Item 1.  Description of Business.                                             1

Item 2.  Description of Property.                                             3

Item 3.  Legal Proceedings.                                                   3

Item 4.  Submission of Matters to a Vote of Security Holders.                 3

Item 5.  Market for Common Equity and Related Stockholder Matters.            4

Item 6.  Management's Discussion and Analysis or Plan of Operations.          4

Item 7.  Financial Statements.                                                8

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure.                                 25

Item 8A. Controls and Procedures.                                             25

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act.                    26

Item 10. Executive Compensation.                                              26

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                     26

Item 12. Certain Relationships and Related Transactions.                      26

Item 13. Exhibits and Reports on Form 8-K.                                    27

                                     PART I

Item 1.  Description of Business.

         Interferon Sciences, Inc. ("ISI") was incorporated in the state of Delaware in 1980. Until March 11, 2003, ISI was a biopharmaceutical company which studied, manufactured, and sold ALFERON N Injection(R), a highly purified, multi-species, natural-source alpha interferon product. ALFERON N Injection is approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and has been studied for its potential use in the treatment of human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV"), and certain other indications.

Agreement with Hemispherx Biopharma, Inc. ("HEB")

         On March 11, 2003, ISI executed two agreements with HEB to sell certain assets of ISI (the two asset sale transactions are hereinafter jointly referred to as the "Asset Sale Transactions" and individually referred to as the "First Asset Sale" and the "Second Asset Sale") and consummated the First Asset Sale.

         In the first agreement with HEB (the "First Asset Sale Agreement"), ISI sold all of its inventory related to ALFERON N Injection(R), ISI's natural alpha interferon product approved for the treatment of certain types of genital warts (the "Product"), and granted a limited license for the production, manufacture, use, marketing and sale of the Product in the United States.

         For these assets, ISI:

     (i) received 424,528 shares of HEB common stock (the "HEB Common Stock") which had a Guaranteed Value (as defined in the First Asset Sale Agreement) of $675,000;

     (ii) received an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

     (iii) will receive a royalty equal to 6% of the net sales of the Product.

          Until October 31, 2003, ISI received a service fee for providing certain transitional services to HEB. In addition, HEB assumed $408,000 of ISI payables and certain other obligations related to the Product. As of December 31, 2003, ISI sold all 487,028 shares of HEB Common Stock and realized net proceeds of $1,207,000.

         In the second agreement with ISI (the "Second Asset Sale Agreement"), which was consummated on March 17, 2004, ISI sold to HEB all of its rights to the Product and other assets related to the Product including, but not limited to, real estate, machinery and equipment. For these assets, ISI received:

     (i) 424,528 shares of HEB Common Stock which has a Guaranteed Value (as defined in the Second Asset Sale Agreement) of $675,000;

     (ii) an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

     (iii) receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

         In addition, HEB satisfied certain obligations relating to the real estate, machinery and equipment of ISI which aggregated approximately $2,500,000.

         The Second Asset Sale Agreement obligates HEB to register the 487,028 shares of HEB Common Stock, sets periodic limits on the number of these shares that may be sold and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of guaranteed shares remaining unsold on March 17, 2006, and (ii) $ 1.59. The remaining guaranteed shares will then be returned to HEB.

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

         Upon completion of the Second Asset Sale Agreement, ISI assets consisted of cash, the shares of HEB Common Stock, a Note Receivable from Amphioxus Cell Technologies (see below), and a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner).

Letter of Intent with Amphioxus Cell Technologies ("ACT")

         On October 17, 2003, ISI and ACT entered into a letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. ACT is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. The shareholders of ACT will receive preferred stock (the "ACT Preferred Stock") of ISI, convertible into a number of common shares of ISI equal to 75% of the fully diluted capitalization of ISI. The ACT Preferred Stock will be convertible at the option of the holder at any time, and subject to mandatory conversion if, prior to the date which is two years after the merger, the sum of the proceeds received from (i) the sale of the assets of ISI at the date of merger, and (ii) common equity capital raised at a pre-money valuation in excess of $10 million, exceed $2.5 million.

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

Employees

         As of March 1, 2004, the Company had five employees, all of whom work less than full time.

Research and Development

         During the years ended December 31, 2003 and 2002, ISI expended approximately $0.2 million and $1.5, respectively, for research and development. Substantially all of these expenditures were for Company-sponsored research and development programs. As of March 11, 2003, the date on which ISI consummated the First Asset Sale Agreement with HEB, ISI ceased all research and development activities.


Item 2.  Description of Property.

         Pursuant to the terms of the Second Asset Sale Agreement, HEB has agreed to allow ISI to utilize space at HEB's facilities located at 783 Jersey Avenue, New Brunswick, New Jersey 08901. The telephone number is (732) 249-3250.

Item 3.  Legal Proceedings.

         ISI is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Common Stock is traded in the over-the-counter market and quoted on the Pink Sheets under the symbol IFSC. The following table sets forth for each period indicated, the high and low bid prices for the Common Stock as reported on the OTC Bulletin Board until June 2003 and by the Pink Sheets LLC subsequent thereto.

                             2 0 0 3                         2 0 0 2
                             -------                         -------

Quarter                  High         Low                High         Low

First                   $0.10        $0.04              $0.49        $0.16
Second                   0.14         0.03               0.22         0.08
Third                    0.06         0.02               0.10         0.04
Fourth                   0.05         0.03               0.08         0.04

         As of January 16, 2004, the Company had 486 stockholders of record.

         The Company has not paid any dividends on the Common Stock since its inception and does not contemplate paying dividends on the Common Stock in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operations

         ISI was incorporated in 1980 and until March 11, 2003, ISI was a biopharmaceutical company which studied, manufactured, and sold ALFERON N Injection(R), a highly purified, multi-species, natural-source alpha interferon product (the "Product"). ALFERON N Injection is approved by the FDA for the treatment of certain types of genital warts and has been studied for its potential use in the treatment of human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV"), and certain other indications. ISI has experienced significant operating losses since its inception.

         On March 11, 2003, ISI executed two agreements with HEB to sell certain assets of ISI. In the First Asset Sale Agreement, ISI sold all of its inventory related to ALFERON N Injection(R), ISI's natural alpha interferon product approved for the treatment of certain types of genital warts (the "Product"), and granted a limited license for the production, manufacture, use, marketing and sale of the Product in the United States. In the Second Asset Sale Agreement, which was consummated on March 17, 2004, ISI sold to HEB all of its rights to the Product and other assets related to the Product including, but not limited to, real estate, machinery and equipment.

         On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT") entered into a letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. ACT is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. The letter of intent is non-binding and subject to the execution of definitive documents and final due diligence. (See Note 8 of Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

         For the assets transferred to HEB pursuant to the First Asset Sale Agreement, ISI received 487,028 shares of HEB common stock and a royalty equal to 6% of the net sales of the Product. As of December 31, 2003, ISI sold all 487,028 shares of HEB common stock and realized net proceeds of $1,207,000. In addition, until October 31, 2003, ISI received a service fee for providing certain transitional services to HEB and HEB assumed $408,000 of ISI payables and certain other obligations related to the Product.

         For the assets transferred to HEB pursuant to the Second Asset Sale Agreement, which was consummated on March 17, 2004, ISI:

     (i) received 424,528 shares of HEB Common Stock which has a Guaranteed Value (as defined in the Second Asset Sale Agreement) of $675,000;

     (ii) received an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

     (iii)will receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

         Based on the closing price of HEB on March 17, 2004, the 487,028 shares of HEB common stock received pursuant to the Second Asset Sale Agreement had a value of $ 1,665,636. In addition, HEB satisfied certain obligations relating to the real estate, machinery and equipment of ISI which aggregated approximately $2,500,000.

         The Second Asset Sale Agreement obligates HEB to register the 487,028 shares of HEB Common Stock, sets periodic limits on the number of these shares that may be sold and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of guaranteed shares remaining unsold on March 17, 2006, and (ii) $ 1.59. The remaining guaranteed shares will then be returned to HEB.

         In March 2003, the Company sold 15,000,000 shares of its common stock in a private placement transaction to an investor for $150,000. In connection with this private placement, the Company also sold a warrant to purchase 15,000,000 shares of common stock, exercisable at $.01 per share and expiring in March 2008.

         In June and July 2003, the Company received $100,000 and issued convertible notes payable to private investors. The notes are due June 30, 2004 and bear interest at the rate of 6% per annum. Each note is convertible into the Company's common stock at a price of $.06 per share. During August and September 2003, the Company repaid $65,000 of such notes.

         At December 31, 2003, the Company had approximately $849,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

         Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available and the net proceeds from the sale of the 487,028 shares of HEB common stock owned by the Company will be sufficient to enable the Company to continue operations through March 31, 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate operations.

         The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers.

         During December 2003 and 2002, the Company completed the sale of approximately $3.4 million and $6.5 million of its New Jersey tax loss carryovers and received $0.28 million, $0.53 million, which were recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statements of Operations in 2003 and 2002, respectively. In June 2004, the Company, if eligible, will submit an application to sell an additional approximately $1.7 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 2000 of approximately $19.1 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2004 is $40 million.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the Pink Sheets, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.


Results of Operations

Year Ended December 31, 2003 Versus Year Ended December 31, 2002

         For the year ended December 31, 2003 (the "2003 Period") and 2002 (the "2002 Period"), the Company had revenues from the sale of ALFERON N Injection of $241,637 and $1,926,466, respectively. In addition, in the 2003 Period, the Company recorded revenues of $1,149,112 from the bulk sale of the remaining Alferon inventory and $31,000 in royalty income.

         Through March 10, 2003, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,980 vials of ALFERON N Injection, compared to 15,012 vials sold by the Company during the 2002 Period.

         Cost of goods sold and excess/idle production costs totaled $267,054 and $1,482,006 for the 2003 and 2002 Periods, respectively. Excess/idle production costs in the 2003 and 2002 Periods represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. Excess/idle production costs were lower during the 2003 Period as compared to the 2002 Period, due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

         Research and development expenses during the 2003 Period of $176,091 decreased by $1,338,195 from $1,514,286 for the same period in 2002, due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

         General and administrative expenses for the 2003 Period were $1,431,911 as compared to $1,818,194 for the same period in 2002. The decrease of $386,283 was due principally to Hemispherx taking over certain operating costs beginning March 11, 2003.

         Interest income for the 2003 Period was $26,520 as compared to $7,122 for the 2002 Period. The increase of $19,398 resulted from interest related to the loan to Amphioxus.

         Interest expense for the 2003 Period was $306,741 as compared to $385,775 for the 2002 Period. The decrease of $79,034 was primarily due to the interest, including amortization of debt discount, on the convertible notes payable.

         For the 2003 Period, the Company recorded service fee income of $560,101 from Hemispherx. The service fee resulted from the Company's management providing to Hemispherx certain services related to the Alferon N Injection business until October 31, 2003. Thereafter, such services and the service fee were terminated.

         The Company recorded a non-recurring gain of $1,550,000 for the 2003 Period from the settlement of its obligations to Metacine. See Note 6 of Notes to Consolidated Financial Statements.

         For the 2003 Period, the Company recorded a gain on the sale of Hemispherx common stock of $444,337.

         During the 2003 Period, the Company settled an amount owed to a third party at a savings to the Company of $228,913.

         During 2003 and 2002, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $279,402 and $528,276, which is recorded as an income tax benefit in the 2003 and 2002 Periods, respectively.

         As a result of the foregoing, the Company earned net income of $2,329,225 and incurred a net loss of $2,738,397 for the 2003 and 2002 Periods, respectively.

Recently Issued Accounting Standards

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of SFAS No. 145 did not have a material impact on its results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on its results of operations or financial position.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 has a variety of effective dates. The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

         Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 ("Interpretation 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on the Company's financial statements.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required in the Company's financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. The Company determined that it does not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities is effective March 31, 2004.

         Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. The adoption of FIN 46 did not have an impact on the financial position or operations of the Company.

Forward-Looking Statements

         This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risk that the Company will run out of cash and uncertainty of obtaining additional funding for the Company, which are difficult to predict and many of which are beyond the control of the Company.

Item 7.  Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report                                                  9

Financial Statements:

Consolidated Balance Sheet - December 31, 2003                                10

Consolidated Statements of Operations - Years ended
      December 31, 2003 and 2002                                              11

Consolidated Statements of Changes in
      Capital Deficiency - Years ended December 31, 2003 and 2002             12

Consolidated Statements of Cash Flows - Years ended
      December 31, 2003 and 2002                                              13

Notes to Consolidated Financial Statements                                    14

                          INDEPENDENT AUDITOR'S REPORT





The Board of Directors and Stockholders
Interferon Sciences, Inc.


         We have audited the accompanying consolidated balance sheet of Interferon Sciences, Inc. and subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Interferon Sciences, Inc. and subsidiary as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         On March 17, 2004, the Company completed the sale of its remaining fixed and intangible assets and certain liabilities were assumed by the purchaser (See Note 1).

Eisner LLP

New York, New York
March 18, 2004



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2003


                                                                                Proforma
                                                                                ---------
                                                                               (unaudited)*

ASSETS
Current assets
  Cash and cash equivalents                             $   848,573            $  848,573
  Investment - available for sale                                               1,665,636
  Other receivables                                          49,700                49,700
  Notes receivable, net                                     371,063               371,063
  Prepaid expenses and other current assets                  18,782                18,782
                                                        ------------           -----------
Total current assets                                      1,288,118             2,953,754
                                                       -------------           -----------
Property, plant and equipment, at cost
  Land                                                      140,650
  Buildings and improvements                              7,793,242
  Equipment                                               4,920,942
                                                       -------------
                                                         12,854,834

Less accumulated depreciation                           (11,566,022)
                                                        ------------
                                                          1,288,812
                                                        ------------
Patent costs, net of accumulated amortization
  of $415,104 and $388,974                                  106,057

Other assets                                                 11,350                 11,350
                                                        ------------          -------------
                                                        $ 2,694,337           $  2,965,104
                                                        ============          ==============
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Accounts payable                                      $   528,689           $    528,689
  Accrued expenses                                           51,834                 51,834
  Obligations subject to closing of sale of assets:
     Due to American Red Cross                            1,434,636
     Note payable and amount due GP Strategies              422,745
     Past due real estate taxes                             643,729
Convertible Notes payable                                   285,000                285,000
                                                       -------------         --------------
Total current liabilities                                 3,366,633                865,523
                                                       -------------         --------------
Commitments

Capital deficiency
  Preferred stock, par value $.01 per share; authorized - 5,000,000 shares; none issued and outstanding
  Common stock, par value $.01 per share;
   authorized - 55,000,000 shares; issued and
   outstanding - 37,339,286 shares                          373,393                373,393
  Capital in excess of par value                        136,970,283            136,970,283
  Accumulated deficit                                  (138,015,972)
(135,244,095)
                                                       -------------         --------------
Total capital(deficiency) equity                           (672,296)             2,099,581
                                                       -------------         --------------
                                                      $   2,694,337           $  2,965,104
                                                       =============         ==============

* The proforma balance sheet assumes the sale of certain assets to Hemispherx
Biopharma had taken place on December 31, 2003 (See Note 7).

The accompanying notes are an integral part of these consolidated financial statements.





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                 2003           2002
                                               --------       --------
Revenue

Sales - ALFERON N Injection, net             $    241,637   $  1,926,466
Bulk sale of remaining Alferon
  inventory and license fee                     1,149,112
Royalty income                                     31,000
                                              ------------   ------------
Total revenue                                  1,421,749      1,926,466
                                              ------------   ------------
Costs and expenses

Cost of goods sold and excess/idle
  production costs                                267,054      1,482,006
Research and development                          176,091      1,514,286
General and administrative                      1,431,911      1,818,194
                                              ------------   ------------
Total costs and expenses                        1,875,056      4,814,486
                                              ------------   ------------
Loss from operations before other                (453,307)    (2,888,020)
income (expense)

Interest income                                    26,520          7,122
Interest expense                                 (306,741)      (385,775)
Service fee income                                560,101
Gain on Metacine settlement                     1,550,000
Gain on sale of securities                        444,337
Gain on settlement of liability                   228,913
                                               -----------   ------------
Income (loss) before income tax benefit         2,049,823     (3,266,673)

Income tax benefit
   Gain on sale of state net operating loss
   carryovers                                     279,402        528,276
                                              -------------  ------------
Net income (loss)                            $  2,329,225   $ (2,738,397)
                                              =============  ============
Basic net income (loss) per share            $        .07   $       (.13)
                                              =============  ============
Diluted net income (loss) per share          $        .04   $       (.13)
   (potential common shares limited to        =============  ============
    authorized shares available)

As if adjusted for authorized shares, diluted
 net income (loss) per share
   (potential common shares not limited to
    authorized shares available)            $        .03   $       (.13)
                                              =============  ============
Weighted average number of
  shares outstanding - basic                   33,737,263     20,575,948
                                              =============  ============
Weighted average number of shares outstanding
- diluted (potential common shares limited to
authorized shares available)                   55,000,000     20,575,948
                                              =============  ============
As if adjusted for authorized shares, weighted
average number of shares outstanding - diluted 83,237,263     20,575,948
     (potential common shares limited to      =============  ============
      authorized shares available)

The accompanying notes are an integral part of these consolidated financial statements.


                                                                      INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                              CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY


                                                                                     Capital in                         Total
                                                                   Common stock       excess of       Accumulated     (capital
                                                               Shares     Amount      par value        deficit       deficiency)
                                                               -----------------    --------------   ------------   --------------

         Balance at January 1, 2002                           20,308,031   203,080    136,239,499     (137,606,800)   (1,164,221)

         Common stock issued under Company 401(k) plan           722,374     7,224         71,119                         78,343
         Fair value of warrants issued with
           convertible notes and value of
           beneficial conversion feature                                                  500,000                        500,000
         Net loss                                                                                       (2,738,397)   (2,738,397)
                                                      ----------------------------------------------------------------------------
         Balance at December 31, 2002                         21,030,405   210,304    136,810,618     (140,345,197)   (3,324,275)

         Net proceeds from sale of common stock
           and warrants                                       15,000,000   150,000          1,000                        151,000
         Common stock issued under Company 401(k) plan           308,881     3,089         18,665                         21,754
         Common stock issued to Metacine for settlement
          of obligation                                        1,000,000    10,000        140,000                        150,000
         Net income                                                                                      2,329,225     2,329,225
                                                      ----------------------------------------------------------------------------

         Balance at December 31, 2003                         37,339,286  $373,393   $136,970,283    $(138,015,972)   $ (672,296)


The accompanying notes are an integral part of these consolidated financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,



                                                           2003           2002
                                                         --------       --------

Cash flows from operating activities:
  Net income (loss)                                    $ 2,329,225    $(2,738,397)
  Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
    Receipt of shares of Hemispherx Biopharma, Inc.
      for Alferon inventory and assumption of
      certain liabilities                               (1,149,112)
    Gain on sale of securities                            (444,337)
    Gain on Metacine settlement                         (1,550,000)
    Depreciation and amortization                          418,888        425,077
    Gain on settlement of liability                       (228,913)
    Stock-based compensation expense                        21,754         78,343
    Debt discount                                          218,137        281,863
    Amortization of interest income                         (7,313)
    Change in operating assets and liabilities:
    Accounts and other receivables                          (6,961)        80,650
    Inventories                                              6,564         81,424
    Prepaid expenses and other current assets               (6,603)         5,429
    Accounts payable and accrued expenses                   91,244        551,385
    Amount due to GP Strategies                              9,000         18,000
                                                    ---------------   ------------
  Net cash used for operating activities                  (298,427)    (1,216,226)
                                                    ---------------   ------------
Cash flows from investing activities:
  Proceeds from sale of investment                       1,207,337
  Additions to notes receivable                           (375,000)
  Reduction of other assets                                                10,000
                                                    ---------------   ------------
  Net cash provided by investing activities                832,337         10,000
                                                    ---------------   ------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                  100,000        500,000
  Repayment of convertible notes payable                  (315,000)
  Proceeds from loans and advances                         250,000
  Repayment of loans and advances                         (250,000)
  Net proceeds from sale of common stock and warrants      151,000
  Repayment of note payable to GP Strategies                             (100,000)
                                                    ---------------   ------------
  Net cash (used for) provided by  financing
    activities                                             (64,000)       400,000
                                                    ---------------   ------------
Net increase (decrease) in cash and cash equivalents       469,910       (806,226)

Cash and cash equivalents at beginning of year             378,663      1,184,889
                                                    --------------    ------------
Cash and cash equivalents at end of year              $    848,573     $  378,663

                                                    ==============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

         Until March 11, 2003, Interferon Sciences, Inc. (the "Company" or "ISI") was a biopharmaceutical company that operated in a single segment and was engaged in the study, manufacture, and sale of ALFERON(R) N Injection, a highly purified, multispecies, natural source alpha interferon product. ALFERON(R) N Injection has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and been studied for its potential use in the treatment of HIV, hepatitis C, and other indications. For the years ended December 31, 2003 and 2002, domestic sales totaled $241,637 and $1,926,466, respectively, and there were no foreign sales. All identifiable assets are located in the United States.

         On March 11, 2003, the Company sold all its inventory related to ALFERON N Injection and granted a license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received 424,528 shares of HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value, and future royalties equal to 6% of the net sales of ALFERON N Injection. In addition, HEB assumed approximately $408,000 of the Company's payables and various other commitments. On March 11, 2003, the Company and HEB entered into another agreement, which was consummated on March 17, 2004, pursuant to which the Company sold to HEB, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company received 424,528 shares of HEB common stock with a guaranteed value of $ 675,000, an additional 62,500 shares of HEB common stock without a guaranteed value and future royalties equal to 6% of the net sales of all products sold containing natural alpha interferon. The fair value of HEB common stock received was approximately $ 1,666,000. In addition, approximately $2.5 million of the Company's indebtedness which encumbered its assets was repaid by HEB. Prior to the completion of this transaction, HEB funded certain operating costs of the Company's facility such as insurance, heat, light, air conditioning and equipment maintenance (See Note
7).

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

         Depreciation -- The Company provides for depreciation and amortization of plant and equipment following the straight-line method over the estimated useful lives of such assets as follows:

                  Class of Assets                         Estimated Useful Lives

                  Buildings and Improvements                      15 to 30 years
                  Equipment                                        5 to 10 years

         Depreciation expense for the years ended December 31, 2003 and 2002 was $392,758 and $396,922, respectively.

         Patent costs -- The Company capitalized costs to obtain patents and licenses. Patent costs are amortized over 17 years or their estimated economic useful life, if shorter, on a straight-line basis. To the extent the value of a patent is determined to be impaired, the related net capitalized cost attributable to the impaired value is expensed.

         Revenue recognition -- Title passes to the customer at the shipping point and revenue is therefore recognized when the product is shipped. The Company has no other obligation associated with its products once shipment has occurred.

         Royalty revenue recognition -- Revenue from royalties is recognized ratably over the royalty period based on periodic reports submitted by the royalty obligor.

         Research and Development Costs -- Research and development are expensed when incurred. The types of costs included in research and development are: salaries, supplies, clinical costs, facility costs and depreciation. All of these expenditures were for Company sponsored research and development programs.

         Inventories -- Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost or market on a FIFO basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value is management estimates related to the Company's future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory. On March 11, 2003, the Company sold all of its inventory to HEB (See Note 7).

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

         Stock option plan -- The Company accounts for its stock-based compensation to employees and members of the Board of Directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation is recorded on the date of issuance or grant as the excess of the current market value of the underlying stock over the purchase or exercise price. Any deferred compensation is amortized over the respective vesting periods of the equity instruments, if any. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," which was released in December 2002 as an amendment of SFAS 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.


                                                           Year Ended December 31,
                                                             2003           2002

        Reported net income (loss)                       $2,329,225     $(2,738,397)

        Stock-based employee compensation expense
          included in reported net income (loss), net
          of related tax effects                                --               --

        Stock based employee compensation determined
          under the fair value based method,
          net of related tax effects                            --          (94,165)

        Pro forma net income (loss)                      $2,329,225      (2,832,562)

        Net income (loss) per share basic
          As reported                                    $      .07     $      (.13)
          Pro forma                                      $      .07     $      (.14)

        Net income (loss) per share diluted (potential common shares limited to authorized shares available)
          As reported                                    $      .04     $      (.13)
          Pro forma                                      $      .04     $      (.14)

        Net income (loss) per share, as if adjusted for authorized shares, diluted (potential common shares not limited to authorized shares available)

          As reported                                    $      .03     $      (.13)
          Pro forma                                      $      .03     $      (.14)


         During 2003 and 2002, the Company did not grant any stock options. All remaining employee stock options expired on December 31, 2003.

         Net Income (Loss) Per Share -- Basic net income (loss) per share has been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For 2003, the dilutive effect of stock options and other potential common shares is included in the calculation of diluted net income per share using the treasury stock method. For 2002, stock options and other potential common shares are not included in the calculation of net loss per share as the effect would be anti-dilutive. Potential common shares at December 31, 2002 were:
             Stock options - 1,908,075
             Warrants -     66,069,569


                                                                 2003                2002
                                                                 ----                ----
            Weighted average shares used to compute
              basic EPS                                       33,737,263          20,575,948

            Effect of potential common shares limited
              to authorized shares available                  21,262,737               0
                                                              -----------         -----------
            Weighted average shares - diluted                 55,000,000          20,575,948
                                                              ===========         ===========
            Effect of potential common shares not limited
               to authorized shares available                 49,500,000               0
                                                              -----------         -----------
             As if adjusted for authorized shares, weighted
                average shares - diluted                      83,237,263           20,575,000
                                                              ===========         ============

         Use of Estimates in the Preparation of Financial Statements -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Income taxes -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. At December 31, 2003 and 2002, the Company has recorded a full valuation allowance for the net deferred tax asset.

Recently Issued Accounting Standards

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of SFAS No. 145 did not have a material impact on its results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on its results of operations or financial position.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 has a variety of effective dates. The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

         Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 ("Interpretation 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on the Company's financial statements.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required in the Company's financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. The Company determined that it does not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities is effective March 31, 2004.

         Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. The adoption of FIN 46 did not have an impact on the financial position or operations of the Company.

Note 3.  Operations

           As of December 31, 2003, the Company sold all of the shares of HEB common stock and received net proceeds of $1,207,337, resulting in a gain of $ 444,337, which is included in the consolidated statement of operations for the year ended December 31, 2003.

         On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT"), a development stage company, entered into a non-binding letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. ACT is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. The shareholders of ACT will receive preferred stock of ISI, convertible into a number of common shares of ISI equal to 75% of the fully diluted capitalization of ISI (see Note 8).

         In December, 2003, the Company settled a liability resulting in a gain of $ 228,913, which is included in the consolidated statement of operations for the year ended December 31, 2003.

         At December 31, 2003, the Company had approximately $849,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

         The Company has experienced significant operating losses since its inception in 1980. As of December 31, 2003, the Company had an accumulated deficit of approximately $138.0 million. For the years ended December 31, 2003 and 2002, the Company had net income of approximately $2.3 million and incurred a net loss of approximately $2.7 million, respectively. Based on the Company's current cash position, the proceeds from the sale of the 487,028 shares of HEB Common Stock, estimates of expenses, and the timing of repayment to creditors, management believes that the Company has sufficient resources to enable the Company to continue operations through March 31, 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate operations.

Note 4.  Agreement with GP Strategies Corporation

         Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. In connection with the Asset Sale Transactions (as hereafter defined, see Note 7), the Company, HEB and GP Strategies entered into an agreement pursuant to which GP Strategies agreed to forbear from exercising its rights until May 31, 2003 and GP Strategies agreed to accept HEB common stock with a guaranteed value of $425,000 in full settlement of all the Company's obligations to GP Strategies. On June 2, 2003, HEB delivered the HEB common stock to GP Strategies in accordance with HEB's obligation under the terms of the forbearance agreement. However the forbearance agreement provided that in addition to the issuance by HEB of the HEB common stock to GP Strategies, HEB was obligated to register the HEB common stock for resale and any shares of HEB shares received by GP Strategies which remain unsold after November 30, 2004 may be put to HEB at a price of $ 1.59 per share.

         The GP Strategies obligations were legally extinguished by HEB on June 2, 2003. The Asset Sale Transaction with HEB closed on March 17, 2004. If the transaction had not closed, HEB would have had a claim against ISI for the satisfaction of the GP Strategies obligations. For accounting purposes, these transactions were treated as integral parts of the Asset Sale Transactions and accordingly, the obligations remained on the balance sheet until the closing of the transaction on March 17, 2004, at which time the amount of such obligations will be recognized as extinguished for accounting purposes.

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

         Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of common stock and agreed to issue additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability. In January 1999, the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. In connection with the Asset Sale Transactions (see Note 7), the Company, HEB and the Red Cross entered into an agreement pursuant to which the Red Cross agreed to forbear from exercising its rights until May 31, 2003 and the Red Cross agreed to accept HEB common stock with a guaranteed value of $500,000 in full settlement of all of the Company's obligations to the Red Cross. On June 2, 2003, HEB delivered the HEB common stock to the Red Cross in accordance with HEB's obligation under the terms of the forbearance agreement. However the forbearance agreement provided that in addition to the issuance by HEB of the HEB common stock to the Red Cross, HEB was obligated to register the HEB common stock for resale and any shares of HEB shares received by the Red Cross which remain unsold after May 31, 2004 may be put to HEB at a price of $
1.59 per share.

         The Red Cross Liability was legally extinguished by HEB on June 2, 2003. The Asset Sale Transaction with HEB closed on March 17, 2004. If the transaction had not closed, HEB would have had a claim against ISI for the satisfaction of the Red Cross Liability. For accounting purposes, these transactions were treated as integral parts of the Asset Sale Transactions and accordingly, the obligations remained on the balance sheet until the closing of the transaction on March 17, 2004, at which time the amount of such obligations will be recognized as extinguished for accounting purposes.

Note 6.  Agreement with Metacine, Inc.

         On July 28, 2000, the Company acquired an option for $100,000 to purchase certain securities of Metacine, Inc. ("Metacine"), a company engaged in research using dendritic cell technology.

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

         On August 29, 2003, the Company and Metacine entered into an agreement pursuant to which the Company relinquished all rights to the shares and warrants of Metacine held by the Company and issued Metacine 1,000,000 shares of the Company's common stock and Metacine relieved the Company of its $1,700,000 obligation to Metacine. In addition, Metacine retained the 2,000,000 shares of the Company's common stock issued on April 9, 2001. The issuance of the 1,000,000 shares (valued at $.05 per share which was the closing price of the Company's common stock on August 29, 2003) and the Company's agreement to allow Metacine to retain the 2,000,000 shares previously issued (valued at $.05 per share which was the closing price of the Company's common stock on August 29,
2003) was recorded as a credit to the Company's equity of $150,000 which resulted in a gain of $1,550,000 and is shown on the consolidated statements of operations for the year ended December 31, 2003 as a gain on Metacine settlement.

Note 7.  Agreement with Hemispherx Biopharma, Inc. ("HEB")

         On March 11, 2003, the Company executed two agreements with HEB to sell certain assets of the Company (the two asset sale transactions are hereinafter jointly referred to as the "Asset Sale Transactions" and individually referred to as the "First Asset Sale" and the "Second Asset Sale") and consummated the First Asset Sale.

         In the first agreement with HEB (the "First Asset Sale Agreement"), the Company sold all of its inventory related to ALFERON N Injection(R) (the "Product") and granted a three-year license for the production, manufacture, use, marketing and sale of the Product in the United States.

         For these assets, the Company:

     (i) received 424,528 shares of HEB common stock (the "HEB Common Stock") which had a Guaranteed Value (as defined in the First Asset Sale Agreement) of $675,000;

     (ii) received an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

     (iii) will receive a royalty equal to 6% of the net sales of the Product.

          In addition, HEB assumed $408,000 of ISI payables and certain other obligations related to the Product. The consummation of the First Asset Sale Agreement resulted in a gain of $1,149,112, which is included in the consolidated statement of operations for the year ended December 31, 2003.

         ISI received a service fee until October 31, 2003 for providing certain transitional services. Such service fee is shown on the consolidated statements of operations for the year ended December 31, 2003 as service fee income in the amount of $560,101. As of December 31, 2003, the Company sold all 487,028 shares of HEB Common Stock and realized net proceeds of $1,207,000, resulting in a gain of $ 447,337, which is included in the consolidated statement of operations for the year ended December 31, 2003.

         In the second agreement with the Company (the "Second Asset Sale Agreement"), which was consummated on March 17, 2004, the Company sold to HEB all of its rights to the Product and other assets related to the natural alpha interferon business including, but not limited to, real estate, machinery and equipment. For these assets, the Company:

     (i) received 424,528 shares of HEB Common Stock which has a Guaranteed Value (as defined in the Second Asset Sale Agreement) of $675,000;

     (ii) received an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

     (iii)will receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

         The Second Asset Sale Agreement obligates HEB to register the 487,028 shares of HEB Common Stock, sets periodic limits on the number of these shares that may be sold and requires HEB to pay the Company an amount equal to the product received by multiplying (i) the number of guaranteed shares remaining unsold on March 17, 2006, and (ii) $ 1.59. The remaining guaranteed shares will then be returned to HEB.

         In addition, HEB satisfied the Company's obligations to (i) the American Red Cross in the amount of $1,435,000, (ii) GP Strategies Corp. in the amount of $423,000, and (iii) MD Sass in the amount of $644,000 (for unpaid local property taxes and water and sewer charges).

Note 8. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus" or "ACT")
---------------------------------

         On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Pursuant to the Note, the Company advanced $375,000 as of December 31, 2003. The
Note is due on March 19, 2004, bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant is valued at $15,000, is prorated based on the amount of monies advanced and is amortized as interest income over the term of the Note.

         On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. entered into a non-binding letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. The shareholders of ACT will receive preferred stock (the "ACT Preferred Stock") of ISI, convertible into a number of common shares of ISI equal to 75% of the fully diluted capitalization of ISI. The ACT Preferred Stock will be convertible at the option of the holder at any time, and subject to mandatory conversion if, prior to the date which is two years after the merger, the sum of the proceeds received from (i) the sale of the assets of ISI at the date of merger, and (ii) common equity capital raised at a pre-money valuation in excess of $10 million, exceed $2.5 million.

         Certain debt (the "ACT Debt") aggregating approximately $2.9 million that is currently owed to shareholders of ACT will continue as secured non-interest bearing debt of ISI, upon completion of the merger. The ACT Debt will be non-interest bearing and repayable by ISI on the fourth anniversary of the date of the merger, subject to accelerated payment of 25% of the net after tax profits of ACT over $1 million on a cumulative basis. The ACT Debt shall be fully payable upon a change of control of ISI (excluding the transactions whereby the ACT stockholders convert the ACT Preferred Stock). In addition, the ACT Debt shall also be repaid to the extent of the net proceeds from the sale of any equity securities of ISI exceeding $8 million. In addition, certain additional debt aggregating approximately $200,000 owed to a shareholder of ACT will be repayable on the fifth anniversary of the date of the merger.

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

         The Letter of Intent is subject to the execution of definitive documents and final due diligence.

Note 9.  Equity Transaction

         In March 2003, the Company sold 15,000,000 shares of its common stock in a private placement transaction to an investor for $150,000. In connection with this private placement, the Company also sold, for $1,000, 15,000,000 warrants exercisable (subject to shareholder approval) at $0.01 per share and expiring in March 2008.

Note 10.  Notes Payable

         In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. A $250,000 convertible note was due January 31, 2003 and the other $250,000 of the convertible notes were due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The warrants were valued at $400,000 and are amortized as interest expense over the terms of the respective notes. The conversion of the convertible notes and the exercise of the warrants are subject to approval of a sufficient number of authorized common shares by the shareholders of the Company. The terms of the notes, as amended, include the Company obtaining stockholder approval by April 30, 2004 to increase its authorized shares so that the number of authorized but unissued common shares is at least 200% of the number of common shares issuable on conversion of the notes and exercise of the warrants. Failure to obtain stockholder approval for the increase in the authorized number of shares and to file with the Delaware Secretary of State an amendment to the Company's Certificate of Incorporation, on or before April 30, 2004 to increase its authorized shares, would require the Company to make cash payments to each warrant holder, for each 30-day period such approval has not been obtained, equal to the difference between the exercise price and volume weighted average market price (for that 30-day period) for all warrants not exercisable because of the failure to obtain the approval. Further the note holders have registration rights whereby, for the period commencing April 30, 2004 but no later than August 7, 2005, upon written request from at least 50% of the holders of the shares issuable upon the exercise of the warrants, the Company is to file a registration statement within 30 days and have such registration statement declared effective 90 days thereafter, to register the common shares underlying the convertible notes and warrants. The Company's failure to file a registration statement or have one declared effective by the required dates would result in the Company paying liquidated damages to each of the above note-holders in an amount equal to 2% per month for each 30 day period or part thereof, a registration station was not filed. In addition, these notes are convertible into common stock at a beneficial rate. The beneficial conversion feature was valued at $100,000 and accounted for as debt discount and was amortized over the term of the notes. The $250,000 note due on January 31, 2003 was repaid in full (including accrued interest) in November 2003. The $250,000 notes due December 31, 2003 remain unpaid.

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

Note 11.  Income Taxes

         As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $5,600,000 of net federal operating loss carryforwards, which expire from 2004 to 2006, are available to the Company upon ceasing to be a member of GP Strategies's consolidated return group in 1991. In addition, the Company has net federal operating loss carryforwards for periods subsequent to May 31, 1991, and through December 31, 2003 of approximately $107,000,000 that expire from 2006 to 2022. In addition, the Company had state net operating loss carryforwards of approximately $31,000,000 that expire from 2005 to 2010.

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

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following as of December 31, 2003:

Deferred tax assets

Net operating loss carryforwards       $40,072,000
Property and equipment,
  principally due to differences
  in basis and depreciation                735,000
                                        ----------
Gross deferred tax asset                40,807,000
Valuation allowance                    (40,807,000)
                                       -----------
Net deferred taxes                     $   ---
                                       ===========

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's history of annual net losses, that a full valuation allowance is appropriate. The decrease in the valuation allowance in 2003 was $1,256,000.

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

         During 2003 and 2002, the Company completed the sale of approximately $3.5 million and $6.5 million of its New Jersey tax loss carryovers and received approximately $0.28 and $0.53 million, which were recorded as a tax benefit from gains on sale of state net operating loss carryovers on its Consolidated Statement of Operations in 2003 and 2002, respectively.

Note 12.  Common Stock, Stock Options, Warrants and Other Shares Reserved

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

          Employee stock option activity for options under the Plan during the periods indicated is as follows:

                                                Number of     Weighted-Average
                                                  Shares       Exercise Price
                                                ----------    ----------------
         Balance at January 1, 2002             1,930,621            .28

                   Forfeited                      (22,546)           .41
                                                ----------
         Balance at December 31, 2002           1,908,075            .27

                   Forfeited                   (1,908,075)           .27
                                                ----------
         Balance at December 31, 2003              -0-                --
                                                ----------

         At December 31, 2003, there were no stock options outstanding.

Information regarding all Options and Warrants

         Changes in options and warrants outstanding during the years ended December 31, 2003 and 2002 and options and warrants exercisable and shares reserved for issuance at December 31, 2003 are as follows:

         The following table includes all options and warrants including employee options (which are discussed above).
                                                 Price Range          Number of
                                                  Per Share           Shares
                                                 -----------          ---------
    Outstanding at January 1, 2002             .25   -     36.00    17,027,154
    Warrants Issued                            .01   -       .01    51,000,000
    Terminated                                 .25   -     36.00       (49,510)
                                           ---------------------    ----------
    Outstanding at December 31, 2002           .01   -      1.50    67,977,644
    Warrants Issued                            .01   -       .01    15,000,000
    Terminated                                 .25   -      1.25    (1,908,075)
                                           ---------------------    ----------

    Outstanding at December 31, 2003           .01   -      1.50    81,069,569
                                                                    ==========
    Exercisable:

    December 31, 2003                          .66   -      1.50    15,069,569
                                                                    ==========
    Shares reserved and to be reserved for issuance:

    December 31, 2003                                               81,069,569
                                                                    ==========

         Options and warrants outstanding and exercisable, and shares reserved for issuance, at December 31, 2003, include 500,000 shares under a warrant agreement with GP Strategies. The warrants are priced at $1.00 per share and expire on March 25, 2004.

         Options and warrants outstanding and exercisable, and shares reserved for issuance, at December 31, 2003, include 11,635,451 shares under warrant agreements with the purchasers of a 2000 private offering. The warrants are priced at $1.50 per share and expire on April 17, 2005.

         Options and warrants outstanding and exercisable, and shares reserved for issuance, at December 31, 2003, include 2,934,118 shares under a warrant agreement to purchase 1,467,059 units. Each unit consists of a share of common stock and a warrant to purchase an additional share of common stock at a price of $1.50 per share, exercisable at a price of $.66 per unit. The units were issued as compensation for services rendered to the Company in the 2000 private offering and expire on April 17, 2005.

         Options and warrants outstanding and shares reserved for issuance, at December 31, 2003, include 51,000,000 shares under warrant agreements (subject to shareholder approval) with the purchasers of the convertible notes. The warrants are exercisable at $.01 per share upon shareholder approval and expire in 2007.

         Options and warrants outstanding and shares reserved for issuance, at December 31, 2003, include 15,000,000 shares under a warrant agreement (subject to shareholder approval) with an investor. The warrants are exercisable at $.01 per share upon shareholder approval and expire in March 2008.

Note 13.  Savings Plan

         The ISI Savings Plan (the "Savings Plan") permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of up to 15% of base compensation. The Company will match up to the 6% level of the participants' eligible contributions. The Savings Plan matches 40% in cash and 60% in the Company's common stock up to the 6% level. For 2003, the Company's contribution to the Savings Plan, which was fully vested, was $32,000, consisting of $10,000 in cash and $22,000 in stock. For 2002, the Company's contribution to the Savings Plan was $131,000, consisting of $53,000 in cash and $78,000 in stock. In August 2003, the Savings Plan was terminated.

Note 14.  Profit Sharing Plan

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

         The Compensation Committee may require as a condition to participation that a participant remain in the employ of the Company until the end of the fiscal year for which payment is to be made. Payments required to be made under the Profit Sharing Plan must be made within 10 days of the filing of the Company's tax return. Through December 31, 2003, there have been no contributions by the Company under the Profit Sharing Plan.

Note 15.  Supplemental Statement of Cash Flow Information

         The Company paid no income taxes or interest during the two-year period ended December 31, 2003, except for $32,718 of interest paid in 2003.

         During the years ended December 31, 2003 and 2002, the following non-cash financing and investing activities occurred:

2003:
         The Company issued 1,000,000 shares of common stock to Metacine for the settlement of an obligation.

2002:
         None

Note 16.  Fair Value of Financial Instruments

         The carrying values of financial instruments, including cash and cash equivalents, notes and other receivables, accounts payable, accrued expenses and notes payable approximate fair values, because of the short term nature or interest rates that approximate current rates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

         The Company's management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by the annual report and have concluded that these controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

         There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reorting.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Information with respect to directors and officers of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.


Item 10.   Executive Compensation


Information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.


Item 12.  Certain Relationships and Related Transactions.


Information with respect to certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

       (a)(1) The following financial statements are included in Part II, Item
7:

                                                                            Page

        Independent Auditors' Report                                          9

        Financial Statements:

           Consolidated Balance Sheet - December 31, 2003                     10

           Consolidated Statements of Operations - Years ended
              December 31, 2003 and 2002                                      11

           Consolidated Statements of Changes in Capital Deficiency -
             Years ended December 31, 2003 and 2002                           12

           Consolidated Statements of Cash Flows - Years ended
              December 31, 2003 and 2002                                      13

           Notes to Consolidated Financial Statements                         14




          (a)(2) See accompanying Index to Exhibits

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


Dated:  April 13, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                       Title                                       Date

/s/ Samuel H. Ronel             Chairman of the Board                       April 13, 2004
-------------------------
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon          Chief Executive Officer and Director
-------------------------       (Principal Executive Officer)               April 13, 2004
Lawrence M. Gordon

/s/ Stanley G. Schutzbank       President                                   April 13, 2004
-------------------------
/s/ Sheldon L. Glashow
_________________________       Director                                    April 13, 2004
Sheldon L. Glashow

/s/ Donald W. Anderson          Controller (Principal                       April 13, 2004
-------------------------       Accounting and Financial
Donald W. Anderson              Officer)


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

Date: April 13, 2004

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

Date: April 13, 2004

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

3.6 - By-Laws of the Registrant, as amended. Incorporated herein by reference to Exhibit 3.2 of Registration Statement No. 2-7117.

10.1 - Employment Agreement, dated as of October 1, 1997, between the Registrant and Lawrence M. Gordon. Incorporated by reference to Exhibit 10.59 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

21.0 - Subsidiaries of the Registrant. *

-----------------

*Filed herewith

                                   Exhibit 21

                         Subsidiaries of the Registrant



         Name                                                Jurisdiction


Interferon Sciences Development Corporation                  Delaware