Form 10KSB/A
period 2003-12-31
INTERFERON SCIENCES INC
filed 2004-05-05
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                 Yes X No ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 19, 2004, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $2,240,300 based on the last reported sale price of such stock on the Pink Sheets on March 19, 2004.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at March 19, 2004
       -----                               ------------------------------

Common Stock, par value $.01 per share       37,339,286 shares

         The Company's 10KSB for the year ended December 31, 2003 is hereby amended by including Part III as follows:

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         Set forth below are the officers and directors of the Company as of April 1, 2004.

         Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997. Since 1999 he has been a member of the Technology Advisory Board of the New Jersey Economic Development Authority. Age 68.

         Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996. Age 50.

         Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society (RAPS) and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of RAPS. In October 2000, Dr. Schutzbank received the Leonard J. Stauffer Award from RAPS. RAPS gives this award once each year to a Regulatory Affairs Certified (RAC) individual who exemplifies outstanding service to the RAC Program and/or mentoring in the regulatory affairs profession. Age 58.

         Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. Age 54.

     Sheldon L. Glashow, Ph.D. has been a director of the Company since 1991. He has been a director of GSE Systems, Inc. since 1995, and a director of CalCol, Inc. since 1994. Dr. Glashow is the Higgins Professor of Physics and the Mellon Professor of the Sciences at Harvard University. He was a Distinguished Professor and visiting Professor of Physics at Boston University. In 1971, he received the Nobel Prize in Physics. Age 70.

Item 11.   Executive Compensation

         The following table presents the compensation paid by the Company to all of its executive officers for the years ended December 31, 2003 and 2002.


                                                                       SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                            Annual Compensation             Compensation  Awards

                                                                                           Stock                All Other
                                         Year              Salary         Bonus            Options           Compensation
                                         --------------------------------------------------------------------------------
Name and Principal Position                                ($) (1)        ($)               (#)(2)             ($) (3)

Lawrence M. Gordon                       2003              187,017       - 0 -               - 0 -              5,309
Chief Executive Officer                  2002              191,735       - 0 -               - 0 -             11,810


Samuel H. Ronel, Ph.D.                   2003               98,262       - 0 -               - 0 -              7,159
Chairman of the Board                    2002              109,573       - 0 -               - 0 -             12,640

Stanley G. Schutzbank, Ph.D.             2003              153,904       - 0 -               - 0 -              5,278
President                                2002              157,981       - 0 -               - 0 -             11,543

(1)  In 2003 and 2002, due to the financial condition of the Company, Messrs.
    Gordon, Ronel and Schutzbank reduced the amount of time they spent on Company business.

(2)  As of December 31, 2003, there were no outstanding stock options.

(3) Matching contribution by the Company to the 401(k) Savings Plan (which terminated in June, 2003 and payments by the Company for Group Term Life
     (which terminated in October, 20003).


Item 12.  Security Ownership Of Directors And Named Executive Officers

Principal Stockholders

         The following table sets forth the number of shares of Common Stock beneficially owned as of April 1, 2004, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.


Name and Address                            Number of Shares                    Percent of
of Beneficial Owner                         Beneficially Owned                  Class

Margie Chassman                              16,000,032 (1)                     42.9  % (1)
445 West 23rd Street
New York, New York 10011

Metacine, Inc.
46 Bouvant Drive
Princeton, NJ 08540                           2,714,000                          7.3   %

(1) Does not include (i) 1,666,667 shares that may be acquired upon the exercise of warrants, exercisable until April 2005, at a price of $1.50 per share, and (ii) 15,000,000 shares that may be acquired (subject to stockholder approval) upon the exercise of warrants, exercisable until March 2008, at a price of $ .01 per share. If Ms. Chassman exercised all of her warrants, she would beneficially own 60.5 % of the common stock.


         The following table sets forth, as of April 1, 2004, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.



                                                                                                        Of Total Number
                                                                                                        of Shares
                                                                                                        Beneficially
                                                   Total Number           Percent of                    Owned
                                                   of Shares              Common                        Shares which
                                                   Beneficially           Stock                         May be Acquired
Name                                               Owned                  Owned(1)                      Within 60 Days

Samuel H. Ronel, Ph.D.                              62,027                    *                         0

Lawrence M. Gordon                                  62,581                    *                         0

Stanley G. Schutzbank, Ph.D.                        74,893                    *                         0

Sheldon L. Glashow                                      0                     0                         0

Directors and Executive
 Officers as a Group
 (4 persons)                                       199,501                    *                         0

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


INTERFERON SCIENCES, INC.



By: /s/ Lawrence M. Gordon
             Lawrence M. Gordon
             Chief Executive Officer





Dated:    May 4,  2004