Form 10QSB
period 2004-03-31
INTERFERON SCIENCES INC
filed 2004-05-14
CIK 351532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           NOTIFICATION OF LATE FILING

                                   FORM 12b-25

SEC File Number  0-10379                  Cusip Number 458903408
------------------------                  ----------------------

                                   [Check One]
|_| Form 10-K and Form 10-KSB |_| Form 20-F |_| Form 11-K |X| Form 10-Q and Form 10-QSB |_| Form N-SAR

                      For the Period Ended: March 31, 2004

                       [ ] Transition Report on Form 10-K
                       [ ] Transition Report on Form 20-F
                       [ ] Transition Report on Form 11-K
                       [ ] Transition Report on Form 10-Q
                       [ ] Transition Report on Form N-SAR

                  For the Transition Period Ended

     Read Attached  Instruction  Sheet Before  Preparing  Form.  Please Print or
Type.

     Nothing in this form shall be constructed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the Item[s] to which the notification relates:


PART I - REGISTRANT INFORMATION

Full Name of Registrant: Interferon Sciences, Inc.

Former Name if Applicable:

Address of Principal Executive Office [Street and Number]:

783 Jersey Avenue
New Brunswick, New Jersey 08901
City, State and Zip Code


PART II - RULES 12b-25[b] and [c]

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25[b], the following should be completed. [Check box if appropriate]

     [a] The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expenses;

     [X] [b] The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, or form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     [c] The accountant's statement or other exhibit required by Rule 12b-25[c] has been attached if applicable.


PART III - NARRATIVE

State below in reasonable detail the reasons why Form 10-K and Form 10-KSB, 20-F, 11-K, 10-Q, or N-SAR, or the transition report or portion thereof could not be filed within the prescribed time period.

The registrant is unable to finalize certain information which is expected to be available by May 22, 2004.


PART IV - OTHER INFORMATION

[1] Name and telephone number of person to contact in regard to this notification

              Lawrence M. Gordon                  (732)      249-3250
                   [Name]                      [Area Code] [Telephone No.]

[2] Have all other periodic reports required under section 13 or 15[d] of the Securities and Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report[s] been filed? If answer is no, identify report[s]. [ X ] Yes [ ] No

[3] Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? [ ] Yes [ X ] No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                             Interferon Sciences, Inc.
                  [Name of Registrant as Specified in Charter]

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      May 14, 2004            By:/s/ Lawrence M. Gordon
-----------------------------             --------------------
                                         Lawrence M. Gordon
                                         Chief Executive Officer


     INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative [other than an executive officer], evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                    ATTENTION
           Intentional misstatements or omissions of fact constitute
                Federal Criminal Violation  [See 18 U.S.C. 1001]

                              GENERAL INSTRUCTIONS

     1. This form is required by Rule 12b-25 [17 CFR 240.12b-25] of the General Rules and Regulations under the Securities Exchange Act of 1934.

     2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the Form will be made a matter of the public record in the Commission files.

     3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

     4 Amendments to the notifications must also be filed on form 12b-25, but need not restate information that has been correctly furnished. The form shall be clearly identified as an amendment notification.

     5. Electronic Filers - This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T.