Form 10QSB
period 2004-03-31
INTERFERON SCIENCES INC
filed 2004-06-16
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended March 31, 2004

                                          or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of May 4, 2004.

                   Common Stock               37,339,286 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS






Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     March 31, 2004 and December 31, 2003. . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months Ended March 31, 2004 and 2003. . . . . . . . . . . . . . . .2

   Consolidated Condensed Statement of Capital Deficiency--- Three Months Ended
     March 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Condensed Statements of Cash Flows--
     Three Months Ended March 31, 2004 and 2003. . . . . . . . . . . . . . . .4

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . 5-12

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .13-15

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18-19




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      March 31,        December 31,
                                                        2004               2003
                                                     (Unaudited)
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $    715,021      $   848,573
  Investment - available for sale                      1,709,468
  Other receivables                                       43,275           49,700
  Notes receivable, net                                  375,000          371,063
  Prepaid expenses and other current assets               26,575           18,782
                                                   -------------    -------------
Total current assets                                   2,869,339        1,288,118
                                                   -------------    -------------

Property, plant and equipment, at cost                                 12,854,834
Less accumulated depreciation                                         (11,566,022)
                                                                    -------------
                                                                        1,288,812
                                                                    -------------
Patent costs, net of accumulated amortization                             106,057
Other assets                                              11,350           11,350
                                                   -------------    -------------
Total assets                                       $   2,880,689    $   2,694,337
                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses                  600,635          580,523
  Obligations subject to closing of sale of assets:
    Due to American Red Cross                                           1,434,636
    Past due real estate taxes                                            643,729
    Note payable and amount due GP Strategies                             422,745
Convertible notes payable                                285,000          285,000
Income tax payable                                        52,470
                                                   -------------    -------------
Total current liabilities                                938,105        3,366,633
                                                   -------------    -------------
Commitments and contingencies

Stockholders' Equity (deficiency)
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-37,339,286 shares                       373,393          373,393
Capital in excess of par value                       136,970,283      136,970,283
Accumulated deficit                                 (135,444,924)    (138,015,972)
Accumulated other comprehensive income                    43,832
                                                   -------------     ------------
Total stockholders' equity (deficiency)                1,942,584         (672,296)
                                                   -------------     ------------
Total liabilities and stockholders' equity
  (deficiency)                                     $   2,880,689    $   2,694,337
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                       2004           2003
                                                  -------------   -------------
Revenue
  Sales-Alferon N Injection, net                   $              $    241,637
  Bulk sale of remaining Alferon inventory
   and license fee                                                   1,149,112
  Royalty income                                         14,740
                                                  -------------   -------------
Total revenue                                            14,740      1,390,749
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                                      267,054
Research and development                                                176,091
General and administrative                              273,394         265,972
                                                  -------------   -------------
Total costs and expenses                                273,394         709,117
                                                  -------------   -------------
Income (loss) from operations before
  other income (expense)                               (258,654)        681,632

Interest income (expense), net                            6,890        (118,665)
Service fee income                                                      121,251
Gain on sale of assets                                2,875,282
                                                  -------------   -------------
Income before taxes                                   2,623,518         684,218
    Provision for income taxes                             52,470
                                                  -------------   -------------
Net Income                                            $   2,571,048 $   684,218
                                                  =============   =============

Basic net income per share                         $        .07     $       .03
                                                  =============   =============

Diluted net income per share                       $        .05     $       .01
                                                  =============   =============
As if adjusted for authorized shares, diluted
net income per share (potential common shares
not limited to authorized shares available)        $        .03     $       .01
                                                  =============   =============
Weighted average number of shares
outstanding - basic                                  37,339,286      24,456,527
                                                  =============   ==============
Weighted average number of shares outstanding -
diluted (potential common shares limited to
authorized shares available)                         55,000,000      55,000,000
                                                  ==============  ==============
As if adjusted for authorized shares, weighted average number of shares outstanding - diluted (potential common shares not limited to authorized
shares available                                     90,398,286      77,256,527
                                                  =============   =============

(1)On March 11, 2003, the Company sold all its inventory related to its ALFERON
N Injection business. On March 17, 2004, the Company sold all its other assets related to its ALFERON N Injection business. See Note 9 of Notes to Consolidated
Condensed Financial Statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.




                                                   INTERFERON SCIENCES, INC. AND SUBSIDIARY
                                                         CONSOLIDATED CONDENSED STATEMENT
                                                      OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                       THREE MONTHS ENDED MARCH 31, 2004
                                                                  (Unaudited)

                                                                                      Accumulated                    Total
                                              Capital                              other                          Stockholders'
                        Common Stock         in excess       Accumulated       comprehensive     Comprehensive       Equity
                      Shares      Amount    of par value      deficit             income            income        (deficiency)
                      ------------------    ------------    -------------      -------------      ----------      -----------

Balance at
  Dec. 31, 2003    37,339,286   $373,393    $136,970,283    $(138,015,972)      $                $               $  (672,296)

 Net income                                                     2,571,048                         2,571,048        2,571,048

 Other
  comprehensive
  income -
  available
  for sale
  securities                                                                      43,832             43,832           43,832
                                                                                                   ---------
 Comprehensive
  income                                                                                         $2,614,880
                                                                                                   =========
                  ------------------------------------------------------------------------------               --------------
 Balance at
  March 31, 2004   37,339,286   $373,393    $136,970,283    $(135,444,924)    $   43,832                         $ 1,942,584
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




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               Three Months Ended
                                    March 31,
                                                         --------------------------
                                                           2004         2003
                                                         ------------  ------------
Cash flows from operating activities:
  Net income                                             $ 2,571,048   $   684,218
  Adjustments to reconcile net income
    to net cash used for operating activities:
    Gain on sale of assets                                (2,875,282)
    Receipt of shares of Hemispherx Biopharma,
     Inc. for Alferon inventory and assumption
     of certain liabilities                                             (1,149,112)
    Depreciation and amortization                             87,156       104,702
    Stock-based compensation expense                                        15,498
    Debt discount                                                           85,784
    Amortization of interest income                           (3,937)
    Change in operating assets and liabilities:
     Accounts and other receivables                            6,425        21,580
     Inventories                                                             6,564
     Prepaid expenses and other current assets                (7,793)        2,983
     Accounts payable and accrued expenses                    88,831       101,409
     Amount due to GP Strategies                                             4,500
                                                         ------------  ------------
    Net cash used for operating activities                  (133,552)     (121,874)
                                                         ------------  ------------
Cash flows from investing activities:
  Additions to notes receivable                                            (75,000)
                                                         ------------  ------------
  Net cash used for investing activities                                   (75,000)
                                                         ------------  ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock and warrants                      151,000
                                                         ------------  ------------
Net cash provided by financing activities                                  151,000
                                                         ------------  ------------
Net decrease in cash and cash equivalents                   (133,552)      (45,874)

Cash and cash equivalents at beginning of period             848,573       378,663
                                                         ------------  ------------
Cash and cash equivalents at end of period               $   715,021   $   332,789
                                                         ============  ============

Supplemental disclosure of cash flow information

    Net assets and liabilities sold to Hemispherx Biopharma, Inc.         $ 1,209,646
    Fair value of Hemispherx Biopharma, Inc. common stock received        $ 1,665,636

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

       On March 11, 2003, the Company and HEB entered into another agreement, which was consummated on March 17, 2004, pursuant to which the Company sold to HEB, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company received 424,528 shares of HEB common stock with a guaranteed value of $ 675,000, an additional 62,500 shares of HEB common stock without a guaranteed value and future royalties equal to 6% of the net sales of all products sold containing natural alpha interferon. The fair value of HEB common stock received was approximately $ 1,666,000. In addition, approximately $2.5 million of the Company's indebtedness which encumbered its assets was repaid by HEB. The consummation of this agreement resulted in a gain of $2,875,282, which is included in the consolidated condensed statement of operations for the quarter ended March 31, 2004(See Note 9).

     At March 31, 2004, the Company had approximately $715,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception in 1980. As of March 31, 2004, the Company had an accumulated deficit of approximately $135 million. For the three months ended March 31, 2004, the Company had net income of $2.6 million and for the years ended December 31, 2003 and 2002, the Company had net income of $2.3 million and incurred a net loss of approximately $2.7 million, respectively. Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available and the net proceeds from the sale of the 487,028 shares of HEB common stock owned by the Company will be sufficient to enable the Company to continue operations through March 31, 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.




Note 3.  Earnings Per Share

     Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months ended March 31, 2004 and 2003, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

Note 4.  Investments

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), securities are classified either as trading, held to maturity or available for sale. The Company intends to dispose of its investments within one year and accordingly has classified its investments in marketable securities as available for sale. Such investments are carried at market value with unrealized gains and losses included as a separate component in stockholders' equity. At March 31, 2004, such investments consisted of 487,028 shares of common stock of Hemispherx Biopharma, Inc., a publicly traded company (see Note 9).

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

Note 5. Agreement with GP Strategies Corporation

             Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. The GP Shares and GP Warrant were valued at $500,000 and recorded as a financing cost and amortized over the original period of the GP Strategies Debt in 1999. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bears interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. In connection with the Asset Sale Transactions (as hereafter defined, see Note 9), the Company, HEB and GP Strategies entered into an agreement pursuant to which GP Strategies agreed to forbear from exercising its rights until May 31, 2003 and GP Strategies agreed to accept HEB common stock with a guaranteed value of $425,000 in full settlement of all the Company's obligations to GP Strategies. On June 2, 2003, HEB delivered the HEB common stock to GP Strategies in accordance with HEB's obligation under the terms of the forbearance agreement. However the forbearance agreement provided that in addition to the issuance by HEB of the HEB common stock to GP Strategies, HEB was obligated to register the HEB common stock for resale and any shares of HEB shares received by GP Strategies which remain unsold after November 30, 2004 may be put to HEB at a price of $ 1.59 per share.

         The GP Strategies obligations were legally extinguished by HEB on June 2, 2003. The Asset Sale Transaction with HEB closed on March 17, 2004. If the transaction had not closed, HEB would have had a claim against ISI for the satisfaction of the GP Strategies obligations. For accounting purposes, these transactions were treated as integral parts of the Asset Sale Transactions and accordingly, the obligations remained on the balance sheet until the closing of the transaction on March 17, 2004, at which time the amount of such obligations were recognized as extinguished for accounting purposes.

Note 6.  Agreement with the Red Cross

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

         Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of common stock and agreed to issue additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability. In January 1999, the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. In connection with the Asset Sale Transactions (see Note 9), the Company, HEB and the Red Cross entered into an agreement pursuant to which the Red Cross agreed to forbear from exercising its rights until May 31, 2003 and the Red Cross agreed to accept HEB common stock with a guaranteed value of $500,000 in full settlement of all of the Company's obligations to the Red Cross. On June 2, 2003, HEB delivered the HEB common stock to the Red Cross in accordance with HEB's obligation under the terms of the forbearance agreement. However the forbearance agreement provided that in addition to the issuance by HEB of the HEB common stock to the Red Cross, HEB was obligated to register the HEB common stock for resale and any shares of HEB shares received by the Red Cross which remain unsold after May 31, 2004 may be put to HEB at a price of $
1.59 per share.

         The Red Cross Liability was legally extinguished by HEB on June 2, 2003. The Asset Sale Transaction with HEB closed on March 17, 2004. If the transaction had not closed, HEB would have had a claim against ISI for the satisfaction of the Red Cross Liability. For accounting purposes, these transactions were treated as integral parts of the Asset Sale Transactions and accordingly, the obligations remained on the balance sheet until the closing of the transaction on March 17, 2004, at which time the amount of such obligations were recognized as extinguished for accounting purposes.





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

Note 8.           Recently Issued Accounting Standards

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

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required in the Company's financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. The Company determined that it does not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities became effective on March 31, 2004.

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

Note 9.    Agreement with Hemispherx Biopharma, Inc. ("HEB")

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

         ISI received a service fee until October 31, 2003 for providing certain transitional services. Such service fee was $ 121,251 for the three month period ended March 31, 2003 and $ 560,101 for the year ended December 31, 2003. As of December 31, 2003, the Company sold all 487,028 shares of HEB Common Stock and realized net proceeds of $1,207,000, resulting in a gain of $ 447,337, which is included in the consolidated statement of operations for the year ended December 31, 2003.

         In the second agreement with the Company (the "Second Asset Sale Agreement"), which was consummated on March 17, 2004, the Company sold to HEB all of its rights to the Product and other assets related to the natural alpha interferon business including, but not limited to, real estate, machinery and equipment. For these assets, the Company:

         (i) received 424,528 shares of HEB Common Stock which has a Guaranteed Value (as defined in the Second Asset Sale Agreement) of $675,000;

          (ii) received an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

         (iii) will receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

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

         In addition, HEB satisfied the Company's obligations to (i) the American Red Cross in the amount of $1,435,000, (ii) GP Strategies Corp. in the amount of $423,000, and (iii) MD Sass in the amount of $660,000 (for unpaid local property taxes and water and sewer charges). The consummation of the Second Asset Sale Agreement resulted in a gain of $2,875,282, which is included in the consolidated condensed statement of operations for the quarter ended March 31, 2004.

Note 10.  Note Receivable - Agreement with Amphioxus Cell Technologies, Inc.
                           ("Amphioxus")

         On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Pursuant to the Note, the Company advanced $375,000 as of December 31, 2003. The Note was originally due on March 19, 2004 (extended until June 30, 2004) bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant was valued at $15,000, and such value was prorated based on the amount of monies advanced and was amortized as interest income over the original term of the Note.

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

Note 11.  Notes Payable

         In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. A $250,000 convertible note was due January 31, 2003 and the other $250,000 of the convertible notes were due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The warrants were valued at $400,000 and were amortized as interest expense over the terms of the respective notes. The conversion of the convertible notes and the exercise of the warrants are subject to approval of a sufficient number of authorized common shares by the shareholders of the Company. The terms of the notes, as amended, include the Company obtaining stockholder approval by September 30, 2004 to increase its authorized shares so that the number of authorized but unissued common shares is at least 200% of the number of common shares issuable on conversion of the notes and exercise of the warrants. Failure to obtain stockholder approval for the increase in the authorized number of shares and to file with the Delaware Secretary of State an amendment to the Company's Certificate of Incorporation, on or before September 30, 2004 to increase its authorized shares, would require the Company to make cash payments to each warrant holder, for each 30-day period such approval has not been obtained, equal to the difference between the exercise price and volume weighted average market price (for that 30-day period) for all warrants not exercisable because of the failure to obtain the approval. Further the note holders have registration rights whereby, for the period commencing September 30, 2004 but no later than August 7, 2005, upon written request from at least 50% of the holders of the shares issuable upon the exercise of the warrants, the Company is to file a registration statement within 30 days and have such registration statement declared effective 90 days thereafter, to register the common shares underlying the convertible notes and warrants. The Company's failure to file a registration statement or have one declared effective by the required dates would result in the Company paying liquidated damages to each of the above note-holders in an amount equal to 2% per month for each 30 day period or part thereof, a registration statement was not filed. In addition, these notes are convertible into common stock at a beneficial rate. The beneficial conversion feature was valued at $100,000 and accounted for as debt discount and was amortized over the term of the notes. The $250,000 note due on January 31, 2003 was repaid in full (including accrued interest) in November 2003. The $250,000 notes due December 31, 2003 remain unpaid.

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

         On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT") entered into a letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. ACT is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. The letter of intent is non-binding and subject to the execution of definitive documents and final due diligence. (See Note 10).

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

         For the assets transferred to HEB pursuant to the Second Asset Sale Agreement, which was consummated on March 17, 2004, ISI:

         (i) received 424,528 shares of HEB Common Stock which has a Guaranteed Value (as defined in the Second Asset Sale Agreement) of $675,000;

          (ii) received an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

         (iii) will receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

         As of May 6, 2004, ISI has sold 287,400 of the 487,028 shares of HEB common stock and realized net proceeds of approximately $ 1,200,000. Based on the closing price of HEB on May 6, 2004, the remaining 199,628 shares of HEB common stock received pursuant to the Second Asset Sale Agreement had a value of $ 848,000. In addition, HEB satisfied certain obligations relating to the real estate, machinery and equipment of ISI which aggregated approximately $2,500,000.

         The Second Asset Sale Agreement sets periodic limits on the number of these shares that may be sold and requires HEB to pay ISI an amount equal to the product received by multiplying (i) the number of guaranteed shares remaining unsold on March 17, 2006, and (ii) $ 1.59. The remaining guaranteed shares will then be returned to HEB.

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

         At May 6, 2004, the Company had approximately $ 1,759,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

         Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available and the net proceeds from the sale of the remaining 199,628 shares of HEB common stock owned by the Company will be sufficient to enable the Company to continue operations through March 31, 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate operations.

         The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers.

         During December 2003 and 2002, the Company completed the sale of approximately $3.4 million and $6.5 million of its New Jersey tax loss carryovers and received $0.28 million, $0.53 million, which were recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statements of Operations in 2003 and 2002, respectively. In June 2004, the Company, if eligible (which the Company currently is not), will submit an application to sell an additional approximately $1.7 million of tax benefits (calculated by multiplying the Company's unused New Jersey net operating loss carryovers through December 31, 2000 of approximately $19.1 million by 9%). The actual amount of such tax benefits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. The allocated pool for fiscal year 2004 is $40 million.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the Pink Sheets, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

Three Months Ended March 31, 2004 Versus Three Months Ended March 31, 2003

     For the three months ended March 31, 2004, the Company recorded $14,740 in royalty income from HEB. For the three months ended March 31, 2003, (i) the Company had revenues from the sale of ALFERON N Injection of $241,637, and (ii) the Company recorded revenues of $1,149,112 from the bulk sale of the remaining Alferon inventory to HEB.

     Through March 10, 2003, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,980 vials of ALFERON N Injection. After March 10, 2003, HEB took over the distribution of Alferon N Injection from the Company.

     Cost of goods sold and excess/idle production costs totaled $267,054 for the three months ended March 31, 2003. Excess/idle production costs represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. After March 10, 2003, HEB took over certain operating costs of the Company.

     Research and development expenses during the three months ended March 31, 2003 were $176,091. After March 10, 2003, HEB took over certain operating costs of the Company.

     General and administrative expenses for the three months ended March 31, 2004 were $273,394 as compared to $265,972 for the same period in 2003.

     Interest income (expense), net, for the three months ended March 31, 2004 was income of $6,890 as compared to expense of $118,665 for the three months ended March 31, 2003. The decrease of interest expense was primarily due to the interest, including amortization of debt discount, on the convertible notes payable during the three months ended March 31, 2003.

     For the three months ended March 31, 2003, the Company recorded service fee income from HEB of $121,251.

     For the three months ended March 31, 2004, the Company recorded a gain on the sale of assets to HEB of $2,875,282.

     For the three months ended March 31, 2004, the Company recorded $ 52,470 of income tax expense based upon the alternative minimum tax for federal tax purposes.

     As a result of the foregoing, the Company earned net income of $2,571,048 and $684,218 for the three months ended March 31, 2004 and 2003, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

                    The Registrant filed Form 8-K Current Report dated March 17, 2004 reporting the completion of the Second Asset Sale Agreement with Hemispherx Biopharma, Inc.

                            INTERFERON SCIENCES, INC.

                                 March 31, 2004




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  June 16, 2004                          By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                             Chief Executive Officer




DATE:  June 16, 2004                          By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

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

Date: June 16, 2004

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

Date: June 16, 2004

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller