Form 10QSB
period 2004-06-30
INTERFERON SCIENCES INC
filed 2004-08-23
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended June 30, 2004

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of August 1, 2004.

                   Common Stock               37,339,286 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



                                                                           Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     June 30, 2004 and December 31, 2003 . . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Six Months Ended June 30, 2004 and 2003. . . . . ..  .2-3

   Consolidated Condensed Statement of Stockholders' Equity--- Six Months Ended
     June 30, 2004 . . . . . . . . . . . . .. . . . . . . .................. .4

   Consolidated Condensed Statements of Cash Flows--
     Six Months Ended June 30, 2004 and 2003. .. . . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . .. . .6-12

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .13-15

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .17

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18-19





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      June 30,        December 31,
                                                        2004               2003
                                                     (Unaudited)
ASSETS                                              ------------------------------
Current assets
  Cash                                              $  2,337,084      $   848,573
  Other receivables                                       53,450           49,700
  Notes receivable, net                                  375,000          371,063
  Prepaid expenses and other current assets               42,721           18,782
                                                   -------------    -------------
Total current assets                                   2,808,255        1,288,118
                                                   -------------    -------------

Property, plant and equipment, at cost                                 12,854,834
Less accumulated depreciation                                         (11,566,022)
                                                                    -------------
                                                                        1,288,812
                                                                    -------------
Patent costs, net of accumulated amortization                             106,057
Other assets                                              11,350           11,350
                                                   -------------    -------------
Total assets                                       $   2,819,605    $   2,694,337
                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses                  550,257          580,523
  Obligations subject to closing of sale of assets:
    Due to American Red Cross                                           1,434,636
    Past due real estate taxes                                            643,729
    Note payable and amount due GP Strategies                             422,745
Convertible notes payable                                225,000          285,000
Income tax payable                                        52,470
                                                   -------------    -------------
Total current liabilities                                827,727        3,366,633
                                                   -------------    -------------
Commitments and contingencies

Stockholders' Equity (deficiency)
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-37,339,286 shares                       373,393          373,393
Capital in excess of par value                       136,970,283      136,970,283
Accumulated deficit                                 (135,351,798)    (138,015,972)
                                                   -------------     ------------
Total stockholders' equity (deficiency)                1,991,878         (672,296)
                                                   -------------     ------------
Total liabilities and stockholders' equity
  (deficiency)                                     $   2,819,605    $   2,694,337
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)

                                                      Three Months Ended
                                                            June 30,
                                                  -----------------------------
                                                       2004           2003
                                                  -------------   -------------
Revenue
  Royalty income                                      $  17,068     $
                                                  -------------   -------------
Total revenue                                            17,068
                                                  -------------   -------------
Costs and expenses
General and administrative                              196,469         327,628
                                                  -------------   -------------
Total costs and expenses                                196,469         327,628
                                                  -------------   -------------
Loss from operations before
  other income (expense)                               (179,401)       (327,628)

Interest income (expense), net                            2,479         (71,798)
Service fee income                                                      172,876
Gain on sale of securities                              270,048
                                                  -------------   -------------
Net Income (loss)                                     $  93,126     $  (226,550)
                                                  =============   =============

Basic net income (loss) per share                  $        ---     $      (.01)
                                                  =============   =============

Diluted net income (loss) per share                $        ---     $      (.01)
                                                  =============   =============
As if adjusted for authorized shares, diluted net income (loss) per share (potential common shares notlimited to authorized shares
available)                                         $        ---     $      (.01)
                                                  =============   =============
Weighted average number of shares
outstanding - basic                                  37,339,286      36,292,142
                                                  =============   ==============
Weighted average number of shares outstanding -
diluted (potential common shares limited to
authorized shares available)                         55,000,000      36,292,142
                                                  ==============  ==============
As if adjusted for authorized shares, weighted average number of shares outstanding - diluted (potential common shares not limited to authorized
shares available                                     90,139,286      36,292,142
                                                  =============   =============

(1)On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection business. On March 17, 2004, the Company sold all its other assets related to its ALFERON N Injection business. See Note 8 of Notes to Consolidated Condensed Financial Statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)

                                                        Six Months Ended
                                                           June 30,
                                                  -----------------------------
                                                       2004           2003
                                                  -------------   -------------
Revenue
  Sales-Alferon N Injection, net                   $              $    241,637
  Bulk sale of remaining Alferon inventory
   and license fee                                                   1,149,112
  Royalty income                                         31,808
                                                  -------------   -------------
Total revenue                                            31,808      1,390,749
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                                      267,054
Research and development                                                176,091
General and administrative                              469,863         593,600
                                                  -------------   -------------
Total costs and expenses                                469,863       1,036,745
                                                  -------------   -------------
Income (loss) from operations before
  other income (expense)                               (438,055)        354,004

Interest income (expense), net                            9,369        (190,463)
Service fee income                                                      294,127
Gain on sale of assets                                2,875,282
Gain on sale of securities                              270,048
                                                  -------------   -------------
Income before taxes                                   2,716,644         457,668
    Provision for income taxes                           52,470
                                                  -------------   -------------
Net Income                                         $  2,664,174     $   457,668
                                                  =============   =============

Basic net income per share                         $        .07     $       .02
                                                  =============   =============

Diluted net income per share                       $        .05     $       .01
                                                  =============   =============
As if adjusted for authorized shares, diluted
net income per share (potential common shares
not limited to authorized shares available)        $        .03     $       .01
                                                  =============   =============
Weighted average number of shares
outstanding - basic                                  37,339,286      30,407,029
                                                  =============   ==============
Weighted average number of shares outstanding -
diluted (potential common shares limited to
authorized shares available)                         55,000,000      55,000,000
                                                  ==============  ==============
As if adjusted for authorized shares, weighted average number of shares outstanding - diluted (potential common shares not limited to authorized
shares available)                                    90,139,286      83,207,029
                                                  =============   =============

(1)On March 11, 2003, the Company sold all its inventory related to its ALFERON N Injection business. On March 17, 2004, the Company sold all its other assets related to its ALFERON N Injection business. See Note 8 of Notes to Consolidated Condensed Financial Statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                        CONSOLIDATED CONDENSED STATEMENT
                      OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)

                                                                                   Total
                                              Capital                           Stockholders'
                        Common Stock         in excess       Accumulated           Equity
                      Shares      Amount    of par value      deficit           (deficiency)
                      ------------------    ------------    -------------      -------------

Balance at
  Dec. 31, 2003    37,339,286   $373,393    $136,970,283    $(138,015,972)     $ (672,296)

 Net income                                                     2,664,174       2,664,174

                  ------------------------------------------------------------------------------
 Balance at
  June 30, 2004    37,339,286   $373,393    $136,970,283    $(135,351,798)     $ 1,991,878
                  ==============================================================================




 The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                Six Months Ended
                                    June 30,
                                                         --------------------------
                                                           2004         2003
                                                         ------------  ------------
Cash flows from operating activities:
  Net income                                             $ 2,664,174   $   457,668
  Adjustments to reconcile net income
    to net cash used for operating activities:
    Gain on sale of assets                                (2,875,282)
    Gain on sale of securities                              (270,048)
    Receipt of shares of Hemispherx Biopharma,
     Inc. for Alferon inventory and assumption
     of certain liabilities                                             (1,149,112)
    Depreciation and amortization                             87,156       104,702
    Stock-based compensation expense                                        21,754
    Debt discount                                                          129,902
    Amortization of interest income                           (3,937)       (1,500)
    Change in operating assets and liabilities:
     Accounts and other receivables                           (3,750)       32,481
     Inventories                                                             6,564
     Prepaid expenses and other current assets               (23,939)      (26,423)
     Accounts payable and accrued expenses                    38,454       117,870
     Amount due to GP Strategies                                             9,000
                                                         ------------  ------------
    Net cash used for operating activities                  (387,172)     (297,094)
                                                         ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment                         1,935,683
  Additions to notes receivable                                           (200,000)
                                                         ------------  ------------
  Net cash provided by (used for)investing activities      1,935,683      (200,000)
                                                         ------------  ------------
Cash flows from financing activities:
  Repayment of convertible notes payable                     (60,000)
  Proceeds of convertible notes payable                                     75,000
  Net proceeds from sale of common stock and warrants                      151,000
                                                         ------------  ------------
Net cash (used for) provided by financing activities         (60,000)      226,000
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents       1,488,511     (271,094)

Cash and cash equivalents at beginning of period             848,573       378,663
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 2,337,084   $   107,569
                                                         ============  ============

Supplemental disclosure of cash flow information

    Net assets and liabilities sold to
           Hemispherx Biopharma, Inc.                    $ 1,209,646
    Fair value of Hemispherx Biopharma, Inc.
           common stock received                         $ 1,665,636

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

       On March 11, 2003, the Company and HEB entered into another agreement, which was consummated on March 17, 2004, pursuant to which the Company sold to HEB, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company received 424,528 shares of HEB common stock with a guaranteed value of $ 675,000, an additional 62,500 shares of HEB common stock without a guaranteed value and future royalties equal to 6% of the net sales of all products sold containing natural alpha interferon. The fair value of HEB common stock received was approximately $ 1,666,000. In addition, approximately $2.5 million of the Company's indebtedness which encumbered its assets was repaid by HEB. The consummation of this agreement resulted in a gain of $2,875,282, which is included in the consolidated condensed statement of operations for the six months ended June 30, 2004. As of June 30, 2004, the Company sold all of the shares of HEB common stock and received net proceeds of $1,935,683, resulting in a gain of $270,048, which is included in the consolidated condensed statement of operations for the three months and six months ended June 30, 2004 (See Note 8).

     At June 30, 2004, the Company had approximately $2,337,000 of cash, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception in 1980. As of June 30, 2004, the Company had an accumulated deficit of approximately $135 million. For the six months ended June 30, 2004, the Company had net income of $2.7 million and for the years ended December 31, 2003 and 2002, the Company had net income of $2.3 million and incurred a net loss of approximately $2.7 million, respectively. Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue operations through June 30, 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.
Note 3.  Earnings (Loss) Per Share

     Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the six months ended June 30, 2004 and 2003, and the three months ended June 30, 2004, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended June 30, 2003, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

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

Note 7.           Recently Issued Accounting Standards

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


Note 8.    Agreement with Hemispherx Biopharma, Inc. ("HEB")

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

         ISI received a service fee until October 31, 2003 for providing certain transitional services. Such service fee was $172,876 and $294,127 for the three months and six months ended June 30, 2003, respectively, and $560,101 for the year ended December 31, 2003. As of December 31, 2003, the Company sold all 487,028 shares of HEB Common Stock and realized net proceeds of $1,207,000, resulting in a gain of $447,337, which is included in the consolidated statement of operations for the year ended December 31, 2003.

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

         In addition, HEB satisfied the Company's obligations to (i) the American Red Cross in the amount of $1,435,000, (ii) GP Strategies Corp. in the amount of $423,000, and (iii) MD Sass in the amount of $660,000 (for unpaid local property taxes and water and sewer charges). The consummation of the Second Asset Sale Agreement resulted in a gain of $2,875,282, which is included in the consolidated condensed statement of operations for the six months ended June 30, 2004. As of June 30, 2004, the Company sold all of the shares of HEB common stock and received net proceeds of $1,935,683, resulting in a gain of $270,048, which is included in the consolidated condensed statement of operations for the three months and six months ended June 30, 2004.

Note 9. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus")

         On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Pursuant to the Note, the Company advanced $375,000 as of December 31, 2003. The Note was originally due on March 19, 2004 (extended until September 30, 2004) bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant was valued at $15,000, and such value was prorated based on the amount of monies advanced and was amortized as interest income over the original term of the Note.

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

Note 10.  Notes Payable

         In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. A $250,000 convertible note was due January 31, 2003 and the other $250,000 of the convertible notes were due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The warrants were valued at $400,000 and were amortized as interest expense over the terms of the respective notes. The conversion of the convertible notes and the exercise of the warrants are subject to approval of a sufficient number of authorized common shares by the shareholders of the Company. The terms of the notes, as amended, include the Company obtaining stockholder approval by September 30, 2004 to increase its authorized shares so that the number of authorized but unissued common shares is at least 200% of the number of common shares issuable on conversion of the notes and exercise of the warrants. Failure to obtain stockholder approval for the increase in the authorized number of shares and to file with the Delaware Secretary of State an amendment to the Company's Certificate of Incorporation, on or before September 30, 2004 to increase its authorized shares, would require the Company to make cash payments to each warrant holder, for each 30-day period such approval has not been obtained, equal to the difference between the exercise price and volume weighted average market price (for that 30-day period) for all warrants not exercisable because of the failure to obtain the approval. Further the note holders have registration rights whereby, for the period commencing September 30, 2004 but no later than August 7, 2005, upon written request from at least 50% of the holders of the shares issuable upon the exercise of the warrants, the Company is to file a registration statement within 30 days and have such registration statement declared effective 90 days thereafter, to register the common shares underlying the convertible notes and warrants. The Company's failure to file a registration statement or have one declared effective by the required dates would result in the Company paying liquidated damages to each of the above note-holders in an amount equal to 2% per month for each 30 day period or part thereof, a registration statement was not filed. In addition, these notes are convertible into common stock at a beneficial rate. The beneficial conversion feature was valued at $100,000 and accounted for as debt discount and was amortized over the term of the notes. The $250,000 note due on January 31, 2003 was repaid in full (including accrued interest) in November 2003. Of the $250,000 notes which were due December 31, 2003 and still unpaid, $25,000 was repaid (including accrued interest) in May 2004.

         In June and July 2003, the Company received an aggregate of $100,000 and issued convertible notes payable to private investors. The notes were due June 30, 2004 and have been repaid in their entirety.

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

         On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT") entered into a letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. ACT is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. The letter of intent is non-binding and subject to the execution of definitive documents and final due diligence. (See Note 9).

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

         As of June 30, 2004, ISI sold all of the 487,028 shares of HEB common stock and realized net proceeds of approximately $1,936,000. In addition, HEB satisfied certain obligations relating to the real estate, machinery and equipment of ISI which aggregated approximately $2,500,000.

         In June and July 2003, the Company received $100,000 and issued convertible notes payable to private investors. The notes are due June 30, 2004 and bear interest at the rate of 6% per annum. Each note is convertible into the Company's common stock at a price of $.06 per share. During August and September 2003, and May 2004, the Company had repaid such notes in full.

         At July 13, 2004, the Company had approximately $2,307,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing accounts.

         Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue operations through June 30, 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate operations.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the Pink Sheets, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

Six Months Ended June 30, 2004 Versus Six Months Ended June 30, 2003

     For the six months ended June 30, 2004, the Company recorded $31,808 in royalty income from HEB. For the six months ended June 30, 2003, (i) the Company had revenues from the sale of ALFERON N Injection of $241,637, and (ii) the Company recorded revenues of $1,149,112 from the bulk sale of the remaining Alferon inventory to HEB.

     Through March 10, 2003, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,980 vials of ALFERON N Injection. After March 10, 2003, HEB took over the distribution of Alferon N Injection from the Company.

     Cost of goods sold and excess/idle production costs totaled $267,054 for the six months ended June 30, 2003. Excess/idle production costs represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. After March 10, 2003, HEB took over certain operating costs of the Company.

     Research and development expenses during the six months ended June 30, 2003 were $176,091. After March 10, 2003, HEB took over certain operating costs of the Company.

     General and administrative expenses for the six months ended June 30, 2004 were $469,863 as compared to $593,600 for the same period in 2003. The decrease of $123,737 was principally due to decreases in payroll, business insurance and other operating expenses.

     Interest income (expense), net, for the six months ended June 30, 2004 was income of $9,369 as compared to expense of $190,463 for the six months ended June 30, 2003. The decrease of interest expense was primarily due to the interest, including amortization of debt discount, on the convertible notes payable during the six months ended June 30, 2003.

     For the six months ended June 30, 2003, the Company recorded service fee income from HEB of $294,127.

     For the six months ended June 30, 2004, the Company recorded a gain on the sale of assets to HEB of $2,875,282.

     For the six months ended June 30, 2004, the Company recorded a gain on the sale of HEB common stock of $ 270,048.

     For the six months ended June 30, 2004, the Company recorded $ 52,470 of income tax expense based upon the alternative minimum tax for federal tax purposes.

     As a result of the foregoing, the Company earned net income of $ 2,664,174 and $457,668 for the six months ended June 30, 2004 and 2003, respectively.

Three Months Ended June 30, 2004 Versus Three Months Ended June 30, 2003

      For the three months ended June 30, 2004, the Company recorded $ 17,068 in royalty income from HEB. For the three months ended June 30, 2003, the Company did not record any revenues.

         General and administrative expenses for the three months ended June 30, 2004 were $ 196,469 as compared to $ 327,628 for the same period in 2003. The decrease of $ 131,159 was principally due to decreases in payroll, business insurance and other operating expenses.

         Interest income (expense), net, for the three months ended June 30, 2004 was income of $ 2,479 as compared to expense of $ 71,798 for the three months ended June 30, 2003. The decrease of interest expense was primarily due to the interest, including amortization of debt discount, on the convertible notes payable during the three months ended June 30, 2003.

         For the three months ended June 30, 2003, the Company recorded service fee income from HEB of $172,876.

     For the three months ended June 30, 2004, the Company recorded a gain on the sale of HEB common stock of $ 270,048.

     As a result of the foregoing, the Company earned net income of $ 93,126 and incurred a net loss of $ 226,550 for the three months ended June 30, 2004 and 2003, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

                      There were no reports on Form 8-K filed during the three months ended June 30, 2004.

                            INTERFERON SCIENCES, INC.

                                  June 30, 2004




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  August 23, 2004                       By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                             Chief Executive Officer




DATE:  August 23, 2004                       By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

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

Date: August 23, 2004

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

Date: August 23, 2004

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller