Form 10QSB
period 2004-09-30
INTERFERON SCIENCES INC
filed 2004-11-15
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended September 30, 2004

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of October 12, 2004.

                   Common Stock               37,339,286 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




                                                                            Page
Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     September 30, 2004 and December 31, 2003 .  . . . . . . . . . .  . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Nine Months Ended September 30, 2004 and 2003. . .  . .2-3

   Consolidated Condensed Statement of Stockholders' Equity--- Nine Months Ended
     September 30, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--
     Nine Months Ended September 30, 2004 and 2003. . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements . .  . . . . . . . .6-12

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations  . . . . . . . . . . . . . . .  . 13-15

Part II. Other Information . . . . . . . . . . . . . . . . . . . . . . .. . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..18-19





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    September 30,     December 31,
                                                        2004               2003
                                                     (Unaudited)
ASSETS                                              ------------------------------
Current assets
  Cash                                              $  2,144,170      $   848,573
  Other receivables                                       78,825           49,700
  Notes receivable, net                                  375,000          371,063
  Prepaid expenses and other current assets               51,677           18,782
                                                   -------------    -------------
Total current assets                                   2,649,672        1,288,118
                                                   -------------    -------------

Property, plant and equipment, at cost                                 12,854,834
Less accumulated depreciation                                         (11,566,022)
                                                                    -------------
                                                                        1,288,812
                                                                    -------------
Patent costs, net of accumulated amortization                             106,057
Other assets                                              11,350           11,350
                                                   -------------    -------------
Total assets                                       $   2,661,022    $   2,694,337
                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses                  569,945          580,523
  Obligations subject to closing of sale of assets:
    Due to American Red Cross                                           1,434,636
    Past due real estate taxes                                            643,729
    Note payable and amount due GP Strategies                             422,745
Convertible notes payable                                225,000          285,000
Income tax payable                                        52,470
                                                   -------------    -------------
Total current liabilities                                847,415        3,366,633
                                                   -------------    -------------
Commitments and contingencies

Stockholders' Equity (deficiency)
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-37,339,286 shares                       373,393          373,393
Capital in excess of par value                       136,970,283      136,970,283
Accumulated deficit                                 (135,530,069)    (138,015,972)
                                                   -------------     ------------
Total stockholders' equity (deficiency)                1,813,607         (672,296)
                                                   -------------     ------------
Total liabilities and stockholders' equity
  (deficiency)                                     $   2,661,022    $   2,694,337
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2004           2003
                                                  -------------   -------------
Revenue
  Royalty income                                    $    16,000     $    14,000
                                                  -------------   -------------
Total revenue                                            16,000          14,000
                                                  -------------   -------------
Costs and expenses
General and administrative                              203,185         369,114
                                                  -------------   -------------
Total costs and expenses                                203,185         369,114
                                                  -------------   -------------
Loss from operations before
  other income (expense)                               (187,185)       (355,114)

Interest income (expense), net                            8,914         (69,986)
Service fee income                                                      156,724
Gain on sale of assets                                      ---             ---
Gain on sale of securities                                  ---             ---
Gain on Metacine settlement                                           1,550,000
                                                  -------------   -------------
Net Income (loss)                                   $  (178,271)    $ 1,281,624
                                                  =============   =============

Basic net income (loss) per share                  $        ---     $       .03
                                                  =============   =============

Diluted net income (loss) per share                $        ---     $       .02
                                                  =============   =============
As if adjusted for authorized shares, diluted net income (loss) per share (potential common shares notlimited to authorized shares
available)                                         $        ---     $       .02
                                                  =============   =============
Weighted average number of shares
outstanding - basic                                  37,339,286      36,687,112
                                                  =============   ==============
Weighted average number of shares outstanding -
diluted (potential common shares limited to
authorized shares available)                         37,339,286      55,000,000
                                                  ==============  ==============
As if adjusted for authorized shares, weighted average number of shares outstanding - diluted (potential common shares not limited to authorized
shares available)                                    37,339,286      80,687,112
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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(1)
                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2004           2003
                                                  -------------   -------------
Revenue
  Sales-Alferon N Injection, net                   $              $    241,637
  Bulk sale of remaining Alferon inventory
   and license fee                                                   1,149,112
  Royalty income                                         47,808         14,000
                                                  -------------   -------------
Total revenue                                            47,808      1,404,749
                                                  -------------   -------------
Costs and expenses
Cost of goods sold and excess/idle
  production costs                                                      267,054
Research and development                                                176,091
General and administrative                              673,048         962,714
                                                  -------------   -------------
Total costs and expenses                                673,048       1,405,859
                                                  -------------   -------------
Income (loss) from operations before
  other income (expense)                               (625,240)         (1,110)

Interest income (expense), net                           18,283        (260,449)
Service fee income                                                      450,851
Gain on sale of assets                                2,875,282
Gain on sale of securities                              270,048
Gain on Metacine settlement                                           1,550,000
                                                  -------------   -------------
Income before taxes                                   2,538,373       1,739,292
    Provision for income taxes                           52,470
                                                  -------------   -------------
Net Income                                         $  2,485,903     $ 1,739,292
                                                   ============   =============

Basic net income per share                         $        .07     $       .05
                                                  =============   =============

Diluted net income per share                       $        .05     $       .03
                                                  =============   =============
As if adjusted for authorized shares, diluted
net income per share (potential common shares
not limited to authorized shares available)        $        .03     $       .02
                                                  =============   =============
Weighted average number of shares
outstanding - basic                                  37,339,286      32,523,394
                                                  =============   ==============
Weighted average number of shares outstanding -
diluted (potential common shares limited to
authorized shares available)                         55,000,000      55,000,000
                                                  ==============  ==============
As if adjusted for authorized shares, weighted average number of shares outstanding - diluted (potential common shares not limited to authorized
shares available)                                    86,839,286      82,423,394
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





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                        CONSOLIDATED CONDENSED STATEMENT
                      OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)

                                                                                    Total
                                              Capital                           Stockholders'
                        Common Stock         in excess       Accumulated           Equity
                      Shares      Amount    of par value      deficit           (deficiency)
                      ------------------    ------------    -------------      -------------
 Balance at
  Dec. 31, 2003    37,339,286   $373,393    $136,970,283    $(138,015,972)     $ (672,296)

 Net income                                                     2,485,903       2,485,903

                  ------------------------------------------------------------------------------
 Balance at
  Sept. 30, 2004   37,339,286   $373,393    $136,970,283    $(135,530,069)     $ 1,813,607
                  ==============================================================================




 The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                Nine Months Ended
                                 Septermber 30,
                                                         --------------------------
                                                           2004         2003
                                                         ------------  ------------
Cash flows from operating activities:
  Net income                                             $ 2,485,903   $ 1,739,292
  Adjustments to reconcile net income
    to net cash used for operating activities:
    Gain on sale of assets                                (2,875,282)
    Gain on sale of securities                              (270,048)
    Receipt of shares of Hemispherx Biopharma,
     Inc. for Alferon inventory and assumption
     of certain liabilities                                             (1,149,112)
    Gain on Metacine settlement                                         (1,550,000)
    Depreciation and amortization                             87,156       209,407
    Stock-based compensation expense                                        21,754
    Debt discount                                                          174,020
    Amortization of interest income                           (3,937)       (3,375)
    Change in operating assets and liabilities:
     Accounts and other receivables                          (29,125)       19,414
     Inventories                                                             6,564
     Prepaid expenses and other current assets               (32,895)      (21,713)
     Accounts payable and accrued expenses                    58,142       301,772
     Amount due to GP Strategies                                            13,500
                                                         ------------  ------------
    Net cash used for operating activities                  (580,086)     (238,477)
                                                         ------------  ------------
Cash flows from investing activities:
  Proceeds from sale of investment                         1,935,683
  Additions to notes receivable                                           (375,000)
                                                         ------------  ------------
  Net cash provided by (used for)investing activities      1,935,683      (375,000)
                                                         ------------  ------------
Cash flows from financing activities:
  Repayment of convertible notes payable                     (60,000)      (65,000)
  Proceeds of convertible notes payable                                    100,000
  Proceeds from loans and advances                                         250,000
  Net proceeds from sale of common stock and warrants                      151,000
                                                         ------------  ------------
Net cash (used for) provided by financing activities         (60,000)      436,000
                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents       1,295,597     (177,477)

Cash and cash equivalents at beginning of period             848,573       378,663
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 2,144,170   $   201,186
                                                         ============  ============

Supplemental disclosure of cash flow information

    Net assets and liabilities sold to
           Hemispherx Biopharma, Inc.                    $ 1,209,646
    Fair value of Hemispherx Biopharma, Inc.
           common stock received                         $ 1,665,636

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

       On March 11, 2003, the Company and HEB entered into another agreement, which was consummated on March 17, 2004, pursuant to which the Company sold to HEB, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company received 424,528 shares of HEB common stock with a guaranteed value of $ 675,000, an additional 62,500 shares of HEB common stock without a guaranteed value and future royalties equal to 6% of the net sales of all products sold containing natural alpha interferon. The fair value of HEB common stock received was approximately $ 1,666,000. In addition, approximately $2.5 million of the Company's indebtedness which encumbered its assets was repaid by HEB. The consummation of this agreement resulted in a gain of $2,875,282, which is included in the consolidated condensed statement of operations for the nine months ended September 30, 2004. As of June 30, 2004, the Company sold all of the shares of HEB common stock and received net proceeds of $1,935,683, resulting in a gain of $270,048, which is included in the consolidated condensed statement of operations for the nine months ended September 30, 2004 (See Note 8).

     At September 30, 2004, the Company had approximately $2,144,000 of cash, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception in 1980. As of September 30, 2004, the Company had an accumulated deficit of approximately $136 million. For the nine months ended September 30, 2004, the Company had net income of $2.5 million and for the years ended December 31, 2003 and 2002, the Company had net income of $2.3 million and incurred a net loss of approximately $2.7 million, respectively. Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue operations through 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.
Note 3.  Earnings (Loss) Per Share

     Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the nine months ended September 30, 2004 and 2003, and the three months ended September 30, 2003, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended September 30, 2003, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

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

         ISI received a service fee until October 31, 2003 for providing certain transitional services. Such service fee was $156,724 and $450,851 for the three months and nine months ended September 30, 2003, respectively, and $560,101 for the year ended December 31, 2003. As of December 31, 2003, the Company sold all 487,028 shares of HEB Common Stock and realized net proceeds of $1,207,000, resulting in a gain of $447,337, which is included in the consolidated statement of operations for the year ended December 31, 2003.

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

         In addition, HEB satisfied the Company's obligations to (i) the American Red Cross in the amount of $1,435,000, (ii) GP Strategies Corp. in the amount of $423,000, and (iii) MD Sass in the amount of $660,000 (for unpaid local property taxes and water and sewer charges). The consummation of the Second Asset Sale Agreement resulted in a gain of $2,875,282, which is included in the consolidated condensed statement of operations for the nine months ended September 30, 2004. As of June 30, 2004, the Company sold all of the shares of HEB common stock and received net proceeds of $1,935,683, resulting in a gain of $270,048, which is included in the consolidated condensed statement of operations for the nine months ended September 30, 2004.

Note 9. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus")

         On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Pursuant to the Note, the Company advanced $375,000 as of December 31, 2003. In October, 2004, the Company advanced an additional $ 100,000. The Note was originally due on March 19, 2004 (extended until December 31, 2004) bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant was valued at $15,000, and such value was prorated based on the amount of monies advanced and was amortized as interest income over the original term of the Note.

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

         At October 12, 2004, the Company had approximately $2,144,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing accounts.

         Based on the Company's sale to HEB, estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue operations through 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate operations.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the Pink Sheets, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

Nine Months Ended September 30, 2004 Versus Nine Months Ended September 30, 2003

     For the nine months ended September 30, 2004, the Company recorded $47,808 in royalty income from HEB. For the nine months ended September 30, 2003, (i) the Company had revenues from the sale of ALFERON N Injection of $241,637, (ii) the Company recorded revenues of $1,149,112 from the bulk sale of the remaining Alferon inventory to HEB, and (iii) the Company recorded $14,000 in royalty income from HEB.

     Through March 10, 2003, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,980 vials of ALFERON N Injection. After March 10, 2003, HEB took over the distribution of Alferon N Injection from the Company.

     Cost of goods sold and excess/idle production costs totaled $267,054 for the nine months ended September 30, 2003. Excess/idle production costs represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998. After March 10, 2003, HEB took over certain operating costs of the Company.

     Research and development expenses during the nine months ended September 30, 2003 were $176,091. After March 10, 2003, HEB took over certain operating costs of the Company.

     General and administrative expenses for the nine months ended September 30, 2004 were $673,048 as compared to $962,714 for the same period in 2003. The decrease of $289,666 was principally due to decreases in payroll, business insurance and other operating expenses.

     Interest income (expense), net, for the nine months ended September 30, 2004 was income of $18,283 as compared to expense of $260,449 for the nine months ended September 30, 2003. The decrease of interest expense was primarily due to the interest, including amortization of debt discount, on the convertible notes payable during the nine months ended September 30, 2003.

     For the nine months ended September 30, 2003, the Company recorded service fee income from HEB of $450,851.

     For the nine months ended September 30, 2004, the Company recorded a gain on the sale of assets to HEB of $2,875,282.

     For the nine months ended September 30, 2004, the Company recorded a gain on the sale of HEB common stock of $270,048.

     The Company recorded a gain on the Metacine settlement of $1,550,000 for the nine months ended September 20, 2003.

     For the nine months ended September 30, 2004, the Company recorded $52,470 of income tax expense based upon the alternative minimum tax for federal tax purposes.

     As a result of the foregoing, the Company earned net income of $2,485,903 and $1,739,292 for the nine months ended September 30, 2004 and 2003, respectively.

Three Months Ended  September  30, 2004 Versus Three Months Ended  September 30,
2003

      For the three months ended September 30, 2004, the Company recorded $16,000 in royalty income from HEB compared to $14,000 during the three months ended September 30, 2003.

         General and administrative expenses for the three months ended September 30, 2004 were $203,185 as compared to $369,114 for the same period in 2003. The decrease of $165,929 was principally due to decreases in payroll, business insurance and other operating expenses.

         Interest income (expense), net, for the three months ended September 30, 2004 was income of $8,914 as compared to expense of $69,986 for the three months ended September 30, 2003. The decrease of interest expense was primarily due to the interest, including amortization of debt discount, on the convertible notes payable during the three months ended September 30, 2003.

         For the three months ended September 30, 2003, the Company recorded service fee income from HEB of $156,724.

     For the three months ended September 30, 2004, the Company recorded a gain on the Metacine settlement of $1,550,000.

     As a result of the foregoing, the Company incurred a net loss of $178,271 and earned net income of $1,281,624 for the three months ended September 30, 2004 and 2003, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

                      There were no reports on Form 8-K filed during the three months ended September 30, 2004.

                            INTERFERON SCIENCES, INC.

                               September 30, 2004




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  November 15, 2004                      By:  /s/ Lawrence M. Gordon
                                                       Lawrence M. Gordon
                             Chief Executive Officer




DATE:  November 15, 2004                     By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

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

Date: November 15, 2004

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

Date: November 15, 2004

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller