Form 10KSB
period 2004-12-31
INTERFERON SCIENCES INC
filed 2005-04-04
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2004

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition Period from ________to________


Commission File Number 0-10379

                            INTERFERON SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     22-2313648
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

1812 Front Street, Scotch Plains, New Jersey                 07076
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (908) 663-2150

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

                                   Yes X No --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 18, 2005, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $ 750,000 based on the last reported sale price of such stock on the Pink Sheets on March 18, 2005.

Issuer's Revenues for the year ended December 31, 2004.  $ 63,711

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                           Class Outstanding at March 18, 2005
                                           -----------------------------------

Common Stock, par value $.01 per share                       37,339,286 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


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



                                     PART I

Item 1.  Description of Business.

Interferon Sciences, Inc. ("ISI") was incorporated in the state of Delaware in 1980. Until March 11, 2003, ISI was a biopharmaceutical company which studied, manufactured, and sold ALFERON N Injection(R), a highly purified, multi-species, natural-source alpha interferon product. ALFERON N Injection is approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and has been studied for its potential use in the treatment of human immunodeficiency virus ("HIV"), hepatitis C virus ("HCV"), and certain other indications. Currently, ISI's sole activity is completing the acquisition of Amphioxus Cell Technologies ("ACT"). ACT and ISI have entered into a Letter of Intent, which is described under the caption entitled "Letter of Intent with Amphioxus Cell Technologies."

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

ISI received a service fee until October 31, 2003 for providing certain transitional services. Such service fee was $560,101 for the year ended December 31, 2003. As of December 31, 2003, the Company sold all 487,028 shares of HEB Common Stock and realized net proceeds of $1,207,000.

In the second agreement with the Company (the "Second Asset Sale Agreement"), which was consummated on March 17, 2004, the Company sold to HEB all of its rights to the Product and other assets related to the natural alpha interferon business including, but not limited to, real estate, machinery and equipment. For these assets, the Company:

(i) received 424,528 shares of HEB Common Stock which had a Guaranteed Value (as defined in the Second Asset Sale Agreement) of $675,000;

(ii) received an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

(iii)will receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

In addition, HEB satisfied the Company's obligations to (i) the American Red Cross in the amount of $1,435,000, (ii) GP Strategies Corp. in the amount of $423,000, and (iii) MD Sass in the amount of $660,000 (for unpaid local property taxes and water and sewer charges). As of December 31, 2004, the Company sold all of the shares of HEB common stock and received net proceeds of $1,935,683.

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

The Letter of Intent is non-binding and subject to the execution of definitive documents and final due diligence. Therefore, there can be no assurance that the terms set forth in the original Letter of Intent will be the same as those ultimately agreed upon in the definitive documents.

Employees

         As of March 1, 2005, the Company had four employees, three of whom work less than full time.


Item 2.  Description of Property.

ISI has a one-year lease for approximately 400 square feet of office space located at 1812 Front Street, Scotch Plains, New Jersey 07076. The telephone number is (908) 663-2150.

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

                             2 0 0 3                         2 0 0 4
                             -------                         -------

Quarter                  High         Low                High         Low

First                   $0.10        $0.04              $0.08        $0.03
Second                   0.14         0.03               0.08         0.03
Third                    0.06         0.02               0.03         0.01
Fourth                   0.05         0.03               0.04         0.01

As of February 28, 2005, the Company had 434 stockholders of record.

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

For the assets transferred to HEB pursuant to the Second Asset Sale Agreement, which was consummated on March 17, 2004, ISI:

(i) received 424,528 shares of HEB Common Stock which had a Guaranteed Value (as defined in the Second Asset Sale Agreement) of $675,000;

(ii) received an additional 62,500 shares of HEB Common Stock without a Guaranteed Value; and

(iii)will receive a royalty equal to 6% of the net sales of any products containing natural alpha interferon sold by HEB (or a Marketing Partner, as defined in the Second Asset Sale Agreement).

As of December 31, 2004, ISI sold all of the 487,028 shares of HEB Common Stock and realized net proceeds of approximately $ 1,936,000. In addition, HEB satisfied the Company's obligations to (i) the American Red Cross in the amount of $1,435,000, (ii) GP Strategies Corp. in the amount of $423,000, and (iii) MD Sass in the amount of $660,000 (for unpaid local property taxes and water and sewer charges).

In March 2003, the Company sold 15,000,000 shares of its common stock in a private placement transaction to an investor for $150,000. In connection with this private placement, the Company also sold a warrant to purchase 15,000,000 shares of common stock, exercisable at $.01 per share and expiring in March 2008.

In June and July 2003, the Company received $100,000 and issued convertible notes payable to private investors. The notes were due June 30, 2004 and bore interest at the rate of 6% per annum. Each note was convertible into the Company's common stock at a price of $.06 per share. As of December 31, 2004, the notes were repaid in full.

At December 31, 2004, the Company had approximately $ 1,888,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

Based on the Company's estimates of revenue, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue its activities through March 31, 2006. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.

The Company participated in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. The Company does not currently meet the qualifications for the Program.

During December 2003, the Company completed the sale of approximately $3.4 million of its New Jersey tax loss carryovers and received $0.28 million, which was recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statements of Operations for the year ended December 31, 2003.

The Company's Common Stock is traded in the over-the-counter market and quoted on the Pink Sheets, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.


Results of Operations

Year Ended December 31, 2004 Versus Year Ended December 31, 2003

For the year ended December 31, 2004 (the "2004 Period"), the Company earned royalties in the amount $63,711 from the sale of ALFERON N Injection by HEB. For the year ended December 31, 2003 (the "2003 Period"), the Company (i) had revenues of $241,637 from the sale of ALFERON N Injection, (ii) recorded revenues of $1,149,112 from the bulk sale of the remaining ALFERON N Injection inventory, and (iii) earned royalties in the amount $31,000 from the sale of ALFERON N Injection by HEB.

From January 1, 2003 through March 10, 2003, after which time HEB commenced distribution of ALFERON N Injection, the Company sold, through its distributor, to wholesalers and other customers in the United States 1,980 vials of ALFERON N Injection.

Cost of goods sold and excess/idle production costs totaled $267,054 for the 2003 Period. Excess/idle production costs in the 2003 Period represented fixed production costs, which were incurred after production of ALFERON N Injection was discontinued in April 1998.

Research and development expenses during the 2003 Period were $176,091. After March 10, 2003, HEB took over all research and development activities related to the Company's natural alpha interferon program.

General and administrative expenses for the 2004 Period were $924,647 as compared to $1,431,911 for the same period in 2003. The decrease of $507,264 was due principally to decreases in depreciation expense, property taxes, payroll, business insurance and certain other operating expenses caused by HEB taking over certain operating costs beginning March 11, 2003 and HEB acquiring the property, plant and equipment of the Company on March 17, 2004.

Interest income for the 2004 Period was $58,078 as compared to $26,520 for the 2003 Period. The increase of $31,558 resulted from interest related to the loan to Amphioxus and interest earned on cash investments.

Interest expense for the 2004 Period was $25,269 as compared to $306,741 for the 2003 Period. The decrease of $281,472 was primarily due to the interest, including amortization of debt discount, on the convertible notes payable.

         The Company recorded a provision for uncollectible loan and interest receivable of $533,193 in the 2004 Period resulting from the uncertainty of the collectibility of the notes and related interest due from ACT. See Note 8 of Notes to Consolidated Financial Statements.

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

For the 2004 Period, the Company recorded a gain on the sale of assets to HEB of $2,875,282.

For the 2004 Period and 2003 Period, the Company recorded a gain on the sale of Hemispherx common stock of $270,048 and $444,337, respectively.

         During the 2003 Period, the Company settled an amount owed to a third party at a savings to the Company of $228,913.

During the 2003 Period, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $279,402, which is recorded as an income tax benefit in the 2003 Period. For the 2004 Period, the Company recorded $47,000 of income tax expense based upon the alternative minimum tax for federal tax purposes and for state income taxes.

As a result of the foregoing, the Company earned net income of $1,737,010 and $2,329,225 for the 2004 and 2003 Periods, respectively.

Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation method used. Currently, the Company does not have any employee stock options outstanding.

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



Item 7.  Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page

Report of Independent Registered Public Accounting Firm                                      9

Financial Statements:

Consolidated Balance Sheet - December 31, 2004                                              10

Consolidated Statements of Operations - Years ended
      December 31, 2004 and 2003                                                            11

Consolidated Statements of Changes in
      Stockholders' Equity (Capital Deficiency) -
      Years ended December 31, 2004 and 2003                                                12

Consolidated Statements of Cash Flows - Years ended
      December 31, 2004 and 2003                                                            13

Notes to Consolidated Financial Statements                                                  14



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Interferon Sciences, Inc.


We have audited the accompanying consolidated balance sheet of Interferon Sciences, Inc. and subsidiary (the "Company") as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Interferon Sciences, Inc. and subsidiary as of December 31, 2004 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



Eisner   LLP



New York, New York
February 8, 2005



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2004



ASSETS
Current assets
  Cash and cash equivalents                             $   1,888,386
  Notes and interest receivable, net                             -
  Prepaid expenses and other current assets                    12,531
                                                        -------------
Total current assets                                        1,900,917
                                                        -------------

Other assets                                                   16,134
                                                        -------------
                                                        $   1,917,051
                                                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $     503,305
  Accrued expenses                                             77,032
Convertible notes payable - past due                          225,000
Income tax payable                                             47,000
                                                       --------------
Total current liabilities                                     852,337
                                                       --------------
Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $.01 per share;
   authorized - 5,000,000 shares; none
   issued and outstanding
  Common stock, par value $.01 per share;
   authorized - 55,000,000 shares; issued and
   outstanding - 37,339,286 shares                            373,393
  Capital in excess of par value                          136,970,283
  Accumulated deficit                                    (136,278,962)
                                                       --------------
Total stockholders' equity                                  1,064,714
                                                       --------------
                                                      $     1,917,051
                                                       ==============


The accompanying notes are an integral part of these consolidated financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                   2004           2003
Revenue
Sales   ALFERON N Injection, net             $      -       $     241,637
Bulk sale of remaining Alferon
  inventory and license fee                                     1,149,112
Royalty income                                     63,711          31,000
                                              ------------   ------------
Total revenue                                      63,711       1,421,749
                                              ------------   ------------
Costs and expenses

Cost of goods sold and excess/idle
  production costs                                                267,054
Research and development                                          176,091
General and administrative                        924,647       1,431,911
                                              ------------   ------------
Total costs and expenses                          924,647       1,875,056
                                              ------------   ------------
Loss from operations before other                (860,936)       (453,307)
income (expense)

Interest income                                     58,078         26,520
Interest expense                                   (25,269)      (306,741)
Service fee income                                                560,101
Provision for uncollectible loan                  (533,193)
Gain on Metacine settlement                                     1,550,000
Gain on sale of assets                           2,875,282
Gain on sale of securities                         270,048        444,337
Gain on settlement of liability                                   228,913
                                               -----------   ------------
Income before taxes and income tax benefit       1,784,010      2,049,823

Income tax benefit
   Gain on sale of state net operating loss
   carryovers                                                     279,402

Provision for income taxes                         (47,000)
                                              -------------  ------------
Net income                                    $  1,737,010   $  2,329,225

                                              =============  ============
Basic net income per share                    $        .05   $        .07
                                              =============  ============
Diluted net income  per share                 $        .03   $        .04
   (potential common shares limited to        =============  ============
    authorized shares available)

As adjusted, diluted net income per share
(potential common shares not limited to
authorized shares available)                  $        .02   $        .03
                                              =============  ============
Weighted average number of
  shares outstanding - basic                   37,339,286      33,737,263
                                              =============  ============
Weighted average number of shares outstanding
- diluted (potential common shares limited to
authorized shares available)                   55,000,000      55,000,000
                                              =============  ============
As adjusted, weighted average number of
shares outstanding (potential common shares
not limited to authorized shares available)    81,339,286      83,237,263
                                              =============   ===========


The accompanying notes are an integral part of these consolidated financial statements.



                                               INTERFERON SCIENCES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


                                                                                                 Capital in
                                                                                Total

                                                               Common stock         excess of      Accumulated    Stockholders'
                                                                                                                     Equity
                                                               Shares     Amount      par value        deficit      (capital
                                                                                                                     deficiency)
                                                               -----------------    --------------   ------------   --------------

         Balance at January 1, 2003                           21,030,405  $210,304    $136,810,618    $(140,345,197)  $(3,324,275)

         Net proceeds from sale of common stock
           and warrants                                       15,000,000    150,000          1,000                        151,000
         Common stock issued under Company 401(k) plan           308,881      3,089         18,665                         21,754
         Common stock issued to Metacine for settlement
          of obligation                                        1,000,000     10,000        140,000                        150,000
         Net income                                                                                       2,329,225     2,329,225
                                                      ----------------------------------------------------------------------------

         Balance at December 31, 2003                         37,339,286    373,393    136,970,283     (138,015,972)     (672,296)

         Net income                                                                                       1,737,010     1,737,010
                                                      ----------------------------------------------------------------------------

         Balance at December 31, 2004                         37,339,286   $373,393   $136,970,283    $(136,278,962)   $1,064,714


The accompanying notes are an integral part of these consolidated financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                           2004           2003
                                                           ----           ----

Cash flows from operating activities:
  Net income                                           $  1,737,010   $ 2,329,225
  Adjustments to reconcile net income to
    net cash used for operating activities:
    Receipt of shares of Hemispherx Biopharma, Inc.
      for Alferon inventory and assumption of
      certain liabilities                                              (1,149,112)
    Gain on sale of assets                               (2,875,282)
    Gain on sale of securities                             (270,048)     (444,337)
    Gain on Metacine settlement                                        (1,550,000)
    Depreciation and amortization                            87,156       418,888
    Gain on settlement of liability                                      (228,913)
    Stock-based compensation expense                                       21,754
    Debt discount                                                         218,137
    Amortization of interest income                         (6,937)        (7,313)
    Change in operating assets and liabilities:
    Accounts and other receivables                          (8,493)        (6,961)
    Provision for uncollectible loan and
       interest receivable                                 533,193
    Inventories                                                             6,564
    Prepaid expenses and other current assets                6,251         (6,603)
    Other assets                                            (1,784)
    Accounts payable and accrued expenses                   63,064         91,244
    Amount due to GP Strategies                                             9,000
                                                    ---------------   ------------
  Net cash used in operating activities                   (735,870)      (298,427)
                                                    ---------------   ------------
Cash flows from investing activities:
  Proceeds from sale of securities                       1,935,683      1,207,337
  Additions to notes receivable                           (100,000)      (375,000)
                                                    ---------------   ------------
 Net cash provided by investing activities               1,835,683        832,337

                                                    ---------------   -------------
Cash flows from financing activities:
  Proceeds from convertible notes payable                                 100,000
  Repayment of convertible notes payable                   (60,000)      (315,000)
  Proceeds from loans and advances                                        250,000
  Repayment of loans and advances                                        (250,000)
  Net proceeds from sale of common stock and warrants                     151,000
                                                    ---------------   ------------
  Net cash used in financing
    activities                                             (60,000)       (64,000)
                                                    ---------------   ------------
Net increase in cash and cash equivalents                1,039,813        469,910

Cash and cash equivalents at beginning of year             848,573        378,663
                                                    --------------    ------------
Cash and cash equivalents at end of year              $  1,888,386    $   848,573
                                                    ==============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

     Until March 11, 2003, Interferon Sciences, Inc. (the "Company" or "ISI") was a biopharmaceutical company that operated in a single segment and was engaged in the study, manufacture, and sale of ALFERON(R) N Injection, a highly purified, multispecies, natural source alpha interferon product. ALFERON(R) N Injection has been approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts and been studied for its potential use in the treatment of HIV, hepatitis C, and other indications. For the year ended December 31, 2003, domestic sales totaled $241,637 and there were no foreign sales. All identifiable assets are located in the United States.

     On March 11, 2003, the Company sold all its inventory related to ALFERON N Injection and granted a license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received 424,528 shares of HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value, and future royalties equal to 6% of the net sales of ALFERON N Injection. During 2003, the Company sold all 487,028 shares of HEB common stock and realized net proceeds of $ 1,207,000. In addition, HEB assumed approximately $408,000 of the Company's payables and various other commitments. On March 11, 2003, the Company and HEB entered into another agreement, which was consummated on March 17, 2004, pursuant to which the Company sold to HEB, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company received 424,528 shares of HEB common stock with a guaranteed value of $675,000, an additional 62,500 shares of HEB common stock without a guaranteed value and future royalties equal to 6% of the net sales of all products sold containing natural alpha interferon. During 2004, the Company sold all 487,028 shares of HEB common stock and realized net proceeds of $1,936,000. In addition, approximately $2.5 million of the Company's indebtedness which encumbered its assets was repaid by HEB. Prior to the completion of this transaction, HEB funded certain operating costs of the Company's facility such as insurance, heat, light, air conditioning and equipment maintenance (See Note 7).

     Currently, ISI's sole activity is completing the acquisition of Amphioxus Cell Technologies ("ACT"). ACT and ISI have entered into a non-binding Letter of Intent, which is described in Note 8.


Note 2.  Summary of Significant Accounting Policies

     Principles of consolidation -- The consolidated financial statements include the operations of the Company and Interferon Sciences Development Corporation ("ISD"), its inactive wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

     Cash and cash equivalents -- The Company considers all highly liquid instruments with maturities of three months or less from purchase date to be cash equivalents.

     Property, plant and equipment -- Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs, which do not extend the lives of the assets, are expensed. On March 17, 2004, the Company sold all of its property, plant and equipment to HEB (See Note
7).

         Depreciation -- The Company provided for depreciation and amortization of plant and equipment following the straight-line method over the estimated useful lives of such assets as follows:

               Class of Assets                            Estimated Useful Lives

                  Buildings and Improvements                      15 to 30 years
                  Equipment                                        5 to 10 years

     Depreciation expense for the years ended December 31, 2004 and 2003 was $81,995 and $392,758, respectively.

     Patent costs -- The Company capitalized costs to obtain patents and licenses. Patent costs are amortized over 17 years or their estimated economic useful life, if shorter, on a straight-line basis. To the extent the value of a patent is determined to be impaired, the related net capitalized cost attributable to the impaired value is expensed. On March 17, 2004, the Company sold all of its patents to HEB (See Note 7).

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

     Research and Development Costs -- Research and development costs are expensed when incurred. The types of costs included in research and development are: salaries, supplies, clinical costs, facility costs and depreciation. All of these expenditures were for Company sponsored research and development programs.

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


                                                           Year Ended December 31,
                                                             2004           2003

        Reported net income                             $1,737,010      $2,329,225

        Stock-based employee compensation expense
          included in reported net income, net
          of related tax effects                              --               --

        Stock based employee compensation determined
          under the fair value based method,
          net of related tax effects                          --               --

        Pro forma net income                            $1,737,010      $2,329,225

        Net income per share basic
          As reported                                    $      .05     $       .07
          Pro forma                                      $      .05     $       .07


        Net income  per share diluted (potential
         common shares limited to authorized shares
         available)
          As reported                                    $      .03     $       .04
          Pro forma                                      $      .03     $       .04


        Net income per share, as adjusted, diluted (potential common shares not limited to authorized shares available)

          As reported                                    $      .02     $       .03
          Pro forma                                      $      .02     $       .03


     During 2004 and 2003, the Company did not grant any stock options. All employee stock options expired on December 31, 2003.

     Net Income Per Share -- Basic net income per share has been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. The dilutive effect of stock options and other potential common shares is included in the calculation of diluted net income per share using the treasury stock method for each period presented.



                                                                   2004                2003
                                                                   ----                ----

            Weighted average shares used to compute
              basic EPS                                       37,339,286           33,737,263

            Effect of potential common shares limited
              to authorized shares available                  17,660,714           21,262,737
                                                              -----------         -----------
            Weighted average shares - diluted                 55,000,000           55,000,000
                                                              ===========         ===========
            Effect of potential common shares not limited
               to authorized shares available                 44,000,000           49,500,000
                                                              -----------         -----------
             As adjusted, weighted
                average shares - diluted                      81,339,286           83,237,263
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

     Income taxes -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. At December 31, 2004 and 2003, the Company has recorded a full valuation allowance for the net deferred tax asset. For the year ended December 31, 2004, the Company recorded $ 47,000 of income tax expense based upon the alternative minimum tax for federal tax purposes and for state income taxes.

Recently Issued Accounting Standards


     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation method used. Currently, the Company does not have any employee stock options outstanding.


Note 3.  Operations

     As of December 31, 2004, the Company sold all of the shares of HEB common stock and received net proceeds of $1,935,683 resulting in a realized gain on the sale of the common stock of $ 270,048, which is included in the consolidated statement of operations for the year ended December 31, 2004.

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

     At December 31, 2004, the Company had approximately $1,888,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception in 1980. As of December 31, 2004, the Company had an accumulated deficit of approximately $136.3 million. For the years ended December 31, 2004 and 2003, the Company had net income of approximately $1.7 million and $2.3 million, respectively, however, there is no assurance that the Company will be profitable in future periods. Based on the Company's current cash position, estimates of revenues, expenses, and the timing of repayment to creditors, management believes that the Company has sufficient resources to enable the Company to continue its activities through March 31, 2006. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company.
Insufficient funds will require the Company to curtail or terminate its activities.

Note 4.  Agreement with GP Strategies Corporation

     Pursuant to an agreement dated March 25, 1999, GP Strategies Corporation ("GP Strategies") loaned the Company $500,000 (the "GP Strategies Debt"). In return, the Company granted GP Strategies (i) a first mortgage on the Company's real estate, (ii) a two-year option (which has expired) to purchase the Company's real estate, provided that the Company has terminated its operations and a certain liability to the American Red Cross (the "Red Cross") has been repaid, and (iii) a two-year right of first refusal (which has expired) in the event the Company desires to sell its real estate. In addition, the Company issued GP Strategies 500,000 shares (the "GP Shares") of common stock and five-year warrant (the "GP Warrant") to purchase 500,000 shares of common stock at a price of $1 per share. Pursuant to the agreement, the Company has issued a note to GP Strategies representing the GP Strategies Debt, which note was originally due on September 30, 1999 (but extended to June 30, 2001) and bore interest, payable at maturity, at the rate of 6% per annum. In addition, at that time, the Company negotiated a subordination agreement with the Red Cross pursuant to which the Red Cross agreed that its lien on the Company's real estate is subordinate to GP Strategies' lien. On March 27, 2000, the Company and GP Strategies entered into an agreement pursuant to which (i) the GP Strategies Debt was extended until June 30, 2001 and (ii) the Management Agreement between the Company and GP Strategies was terminated and all intercompany accounts between the Company and GP Strategies (other than the GP Strategies Debt) in the amount of approximately $130,000 were discharged which was recorded as a credit to capital in excess of par value. On August 23, 2001, the Company and GP Strategies entered into an agreement pursuant to which the GP Strategies Debt was extended to March 15, 2002. During 2001, the Company paid GP Strategies $100,000 to reduce the GP Strategies Debt. In addition, in January 2002, the Company paid GP Strategies $100,000 to further reduce the GP Strategies Debt. In connection with the Asset Sale Transactions (as hereafter defined, see Note 7), the Company, HEB and GP Strategies entered into an agreement pursuant to which GP Strategies agreed to forbear from exercising its rights until May 31, 2003 and GP Strategies agreed to accept HEB common stock with a guaranteed value of $425,000 in full settlement of all the Company's obligations to GP Strategies. On June 2, 2003, HEB delivered the HEB common stock to GP Strategies in accordance with HEB's obligation under the terms of the forbearance agreement. However the forbearance agreement provided that in addition to the issuance by HEB of the HEB common stock to GP Strategies, HEB was obligated to register the HEB common stock for resale and any shares of HEB shares received by GP Strategies which remain unsold after November 30, 2004 may be put to HEB at a price of $ 1.59 per share.

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

     On April 9, 2001, the Company exercised its option to acquire an 82% equity interest in Metacine. Pursuant to the agreement, as amended, the Company received 700,000 shares of Metacine common stock and a five-year warrant to purchase, at a price of $12.48 per share, 282,794 shares of Metacine common stock in exchange for $300,000 in cash, an obligation to pay Metacine $1,850,000 and $250,000 of services to be rendered by the Company by June 30, 2002. In addition, the Company issued Metacine 2,000,000 shares of the Company's common stock.

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

     In the second agreement with the Company (the "Second Asset Sale Agreement"), which was consummated on March 17, 2004, the Company sold to HEB all of its rights to the Product and other assets related to the natural alpha interferon business including, but not limited to, real estate, machinery and equipment. For these assets, the Company:

     (i) received 424,528 shares of HEB Common Stock which had a Guaranteed Value (as defined in the Second Asset Sale Agreement) of $675,000;

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

     The consummation of the Second Asset Sale Agreement resulted in a gain on the sale of assets of $ 2,875,282, which is included in the consolidated statement of operations for the year ended December 31, 2004. As of December 31, 2004, the Company sold all of the shares of HEB common stock and realized net proceeds of $1,935,683, resulting in a gain on the sale of the common stock of $270,048, which is included in the consolidated statement of operations for the year ended December 31, 2004.

Note 8. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus" or "ACT")
------------------------------

     On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Pursuant to the Note, the Company advanced $375,000 as of December 31, 2003. In October 2004, the Company advanced an additional $100,000. The Note is due on June 30, 2005, bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant is valued at $15,000, and such value is prorated based on the amount of monies advanced and was amortized as interest income over the original term of the Note.

     On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. entered into a non-binding letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. The Letter of Intent is subject to the execution of definitive documents and final due diligence. There can be no assurance that a definitive agreement will be consummated.

     At December 31, 2004, the Company set up a provision against the collectibility of the note and related interest due from ACT, due to the uncertainty of the collectibility of such note and interest and to reflect its estimated fair value.


Note 9.  Notes Payable

     In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. A $250,000 convertible note was due January 31, 2003 and the other $250,000 of the convertible notes were due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The warrants were valued at $400,000 and are amortized as interest expense over the terms of the respective notes. The conversion of the convertible notes and the exercise of the warrants are subject to approval by the shareholders of the Company of the availability of a sufficient number of authorized common shares. The terms of the notes, as amended, include the Company obtaining stockholder approval by June 30, 2005 to increase its authorized shares so that the number of authorized but unissued common shares is at least 200% of the number of common shares issuable on conversion of the notes and exercise of the warrants. Failure to obtain stockholder approval for the increase in the authorized number of shares and to file with the Delaware Secretary of State an amendment to the Company's Certificate of Incorporation, on or before June 30, 2005 to increase its authorized shares, would require the Company to make cash payments to each warrant holder, for each 30-day period such approval has not been obtained, equal to the difference between the exercise price and volume weighted average market price (for that 30-day period) for all warrants not exercisable because of the failure to obtain the approval. Further the note holders have registration rights whereby, for the period commencing April 30, 2004 but no later than August 7, 2005, upon written request from at least 50% of the holders of the shares issuable upon the exercise of the warrants, the Company is to file a registration statement within 30 days and have such registration statement declared effective 90 days thereafter, to register the common shares underlying the convertible notes and warrants. The Company's failure to file a registration statement or have one declared effective by the required dates would result in the Company paying liquidated damages to each of the above note-holders in an amount equal to 2% of the outstanding principal amount of the convertible notes per month for each 30 day period or part thereof, a registration statement was not filed. In addition, these notes are convertible into common stock at a beneficial rate. The beneficial conversion feature was valued at $100,000 and accounted for as debt discount and was amortized over the term of the notes. The $250,000 note due on January 31, 2003 was repaid in full (including accrued interest) in November 2003. Of the $250,000 notes which were due December 31, 2003, $ 25,000 was repaid (including accrued interest) in May, 2004 and the remaining $ 225,000 are still unpaid.

     In June and July 2003, the Company received an aggregate of $100,000 and issued convertible notes payable to private investors. The notes were due June 30, 2004 and have been repaid in their entirety.

Note 10.  Income Taxes

     As a result of the loss allocation rules contained in the Federal income tax consolidated return regulations, approximately $5,600,000 of net federal operating loss carryforwards, which expire through 2006, are available to the Company upon ceasing to be a member of GP Strategies' consolidated return group in 1991. The Company has net federal operating loss carryforwards for periods subsequent to May 31, 1991, and through December 31, 2004 of approximately $100,500,000 that expire from 2006 to 2023. In addition, the Company had state net operating loss carryforwards of approximately $30,000,000 that expire from 2007 to 2010.

     The Company believes that the events culminating with the closing of its Common Stock Private Offering on November 6, 2000 will result in an "ownership change" under Internal Revenue Code, Section 382 and that as a result of the ownership change the future utilization of its net operating losses generated prior to 2001 will be significantly limited.

     The Company's deferred tax assets and liabilities consist of the following as of December 31, 2004:

Deferred tax assets

Net operating loss carryforwards       $38,083,000
Valuation allowance                    (38,083,000)
                                       -----------
Net deferred taxes                     $   ---
                                       ===========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its history of annual net losses from operations, that a full valuation allowance is appropriate. The decrease in the valuation allowance in 2004 was $2,724,000 due to the utilization of a portion of the net operating loss carryforwards and the sale of substantially all of the Company's assets.

     The Company recorded a tax provision of $47,000 in 2004 since it was subject to federal alternative minimum taxes and use of state net operating losses was limited to 50% of state taxable income. In 2003, the Company generated a loss for tax purposes. The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:



                                                              December 31,       December 31,
                                                                 2004              2003
                                                                 -----             -----

Statutory rate                                            34%                         34%
State income tax, net of federal benefit                   6%                          6%

Change in deferred tax asset valuation allowance         (38)%                       (40)%
and prior year accrual adjustment, net
                                                      ---------                   --------
                                                           2%                          - %
                                                      =========                   =========


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

     Employee stock option activity for options under the Plan during the periods indicated is as follows:

                                                Number of     Weighted-Average
                                                  Shares       Exercise Price
                                                ----------    ----------------
         Balance at January 1, 2003             1,908,075            .27

                   Forfeited                   (1,908,075)           .27
                                                ----------
         Balance at December 31, 2003              --                --
                                                ----------
         Balance at December 31, 2004              --                --
                                                ----------

         At December 31, 2004 and 2003, there were no stock options outstanding.

Information regarding all Options and Warrants

     Changes in options and warrants outstanding during the years ended December 31, 2004 and 2003 and options and warrants exercisable and shares reserved for issuance at December 31, 2004 are as follows:

     The following table includes all options and warrants including employee options (which are discussed above).

                                                 Price Range          Number of
                                                  Per Share           Shares
                                                 -----------          ---------
    Outstanding at January 1, 2003             .01   -      1.50    67,977,644
    Warrants Issued                            .01   -       .01    15,000,000
    Terminated                                 .25   -      1.25    (1,908,075)
                                           ---------------------    ----------
    Outstanding at December 31, 2003           .01   -      1.50    81,069,569
    Terminated                                1.00   -      1.00      (500,000)
                                           ---------------------    ----------

    Outstanding at December 31, 2004           .01   -      1.50    80,569,569
                                                                    ==========
    Exercisable:

    December 31, 2004                          .66   -      1.50    14,569,569
                                                                    ==========
    Shares reserved and to be reserved for issuance:

    December 31, 2004                                               80,569,569
                                                                    ==========


     Options and warrants outstanding and exercisable, and shares reserved for issuance, at December 31, 2004, include 11,635,451 shares under warrant agreements with the purchasers of a 2000 private offering. The warrants are exercisable at $1.50 per share and expire on April 17, 2005.

     Options and warrants outstanding and exercisable, and shares reserved for issuance, at December 31, 2004, include 2,934,118 shares under a warrant agreement to purchase 1,467,059 units. Each unit consists of a share of common stock and a warrant to purchase an additional share of common stock at a price of $1.50 per share, exercisable at a price of $.66 per unit. The units were issued as compensation for services rendered to the Company in the 2000 private offering and expire on April 17, 2005.

     Options and warrants outstanding at December 31, 2004, include 51,000,000 shares under warrant agreements (subject to shareholder approval) with the purchasers of the convertible notes. The warrants are exercisable at $.01 per share upon shareholder approval and expire in 2007.

     Options and warrants outstanding at December 31, 2004, include 15,000,000 shares under a warrant agreement (subject to shareholder approval) with an investor. The warrants are exercisable at $.01 per share upon shareholder approval and expire in March 2008.

Note 12.  Savings Plan

     The ISI Savings Plan (the "Savings Plan") permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of up to 15% of base compensation. The Company will match up to the 6% level of the participants' eligible contributions. The Savings Plan matches 40% in cash and 60% in the Company's common stock up to the 6% level. For 2003, the Company's contribution to the Savings Plan, which was fully vested, was $32,000, consisting of $10,000 in cash and $22,000 in stock. In August 2003, the Savings Plan was terminated.


Note 13.  Profit Sharing Plan

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

     The Compensation Committee may require as a condition to participation that a participant remain in the employ of the Company until the end of the fiscal year for which payment is to be made. Payments required to be made under the Profit Sharing Plan must be made within 10 days of the filing of the Company's tax return. Through December 31, 2004, there have been no contributions by the Company under the Profit Sharing Plan.

Note 14.  Supplemental Statement of Cash Flow Information

     The Company paid no income taxes during the two-year  period ended December
31,  2004,   and  paid  $6,519  and  $32,718  of  interest  in  2004  and  2003, respectively.

     During the year ended December 31, 2003, the following non-cash financing and investing activities occurred:

     The Company issued 1,000,000 shares of common stock to Metacine for the settlement of an obligation.

Note 15. Commitments

     The Company has the following  commitments under employment  agreements for
Messrs.  Gordon,   Schutzbank  and  Ronel,  the  Chief  Executive  Officer,  the
President, and the Chairman of the Board, respectively, as set forth below.

                           2005         2006          2007
                           ----         ----          -----
                         $590,898     $590,898      $480,618

It is presently anticipated that upon completion of the acquisition of ACT, the employment agreements will be terminated. See Note 8.

Note 16.  Fair Value of Financial Instruments

     The carrying values of financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and notes payable approximate fair values, because of the short term nature or interest rates that approximate current rates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------

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

     There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
-----------------------------------------------

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

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

     (a)(1) The following financial statements are included in Part II, Item 7:


                                                                                          Page

        Report of Independent Registered Public Accounting Firm                            9


        Financial Statements:

           Consolidated Balance Sheet - December 31, 2004                                 10

           Consolidated Statements of Operations - Years ended
              December 31, 2004 and 2003                                                  11

           Consolidated Statements of Changes in Stockholders' Equity
             (Capital Deficiency) - Years ended December 31, 2004 and 2003                12

           Consolidated Statements of Cash Flows - Years ended
              December 31, 2004 and 2003                                                  13

           Notes to Consolidated Financial Statements                                     14




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

                                                     INTERFERON SCIENCES, INC.

                                       By:       /s/ Lawrence M. Gordon
                                                     ------------------
                                                     Lawrence M. Gordon
                                                     Chief Executive Officer


Dated:  April 4, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                                       Date

/s/ Samuel H. Ronel             Chairman of the Board                       April 4, 2005
--------------------
Samuel H. Ronel, Ph.D.

/s/ Lawrence M. Gordon          Chief Executive Officer and Director
-----------------------
Lawrence M. Gordon              (Principal Executive Officer)               April 4, 2005

/s/ Stanley G. Schutzbank       President                                   April 4, 2005
-------------------------
Stanley G. Schutzbank

/s/ Sheldon L. Glashow          Director                                    April 4, 2005
-----------------------
Sheldon L. Glashow

/s/ Donald W. Anderson          Controller (Principal                       April 4, 2005
------------------------
Donald W. Anderson              Accounting and Financial Officer)


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

Date: April 4, 2005

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

Date: April 4, 2005

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

21.0 - Subsidiaries of the Registrant. *

-----------------

*Filed herewith

                                                                      Exhibit 21

                         Subsidiaries of the Registrant



         Name                                                Jurisdiction
         ----                                                ------------
Interferon Sciences Development Corporation                  Delaware