Form 10KSB/A
period 2004-12-31
INTERFERON SCIENCES INC
filed 2005-04-29
CIK 351532

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

                                 Yes X No ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 18, 2005, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $750,000 based on the last reported sale price of such stock on the Pink Sheets on March 18, 2005.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


       Class                               Outstanding at March 18, 2005
       -----                               -----------------------------
Common Stock, par value $.01 per share       37,339,286 shares


         The Company's 10KSB for the year ended December 31, 2004 is hereby amended by including Part III as follows:

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below are the officers and directors of the Company as of April 1, 2005.

     Samuel H. Ronel, Ph.D. has been Chairman of the Board since February 1997 and was Vice Chairman of the Board from January 1996 to February 1997 and President, Chief Executive Officer, and a director of the Company from 1981 to January 1996. Dr. Ronel served as President of the Association of Biotechnology Companies, an international organization representing United States and foreign biotechnology firms, from 1986-88 and has served as a member of its Board of Directors until 1993. Dr. Ronel was elected to the Board of Directors of the Biotechnology Industry Organization from 1993 to 1995 and to the Governing Body of the Emerging Companies Section from 1993 to 1997. Since 1999 he has been a member of the Technology Advisory Board of the New Jersey Economic Development Authority. Age 69.

     Lawrence M. Gordon has been Chief Executive Officer and a director of the Company since January 1996, Vice President of the Company from June 1991 to January 1996, General Counsel of the Company from 1984 to January 1996. Age 51.

     Stanley G. Schutzbank, Ph.D. has been President of the Company since January 1996, Executive Vice President of the Company from 1981 to January 1996, and a director of the Company since 1981. Dr. Schutzbank is a member of the Regulatory Affairs Professionals Society (RAPS) and has served as Chairman of the Regulatory Affairs Certification Board from its inception until 1994. Dr. Schutzbank received the 1991 Richard E. Greco Regulatory Affairs Professional of the Year Award for his leadership in developing the United States Regulatory Affairs Certification Program. In September 1995, Dr. Schutzbank was elected to serve as President-elect in 1996, President in 1997, and Chairman of the Board in 1998 of RAPS. In October 2000, Dr. Schutzbank received the Leonard J. Stauffer Award from RAPS. RAPS gives this award once each year to a Regulatory Affairs Certified (RAC) individual who exemplifies outstanding service to the RAC Program and/or mentoring in the regulatory affairs profession. Age 59.

     Donald W. Anderson has been the Controller of the Company since 1981 and Corporate Secretary of the Company since 1988. Age 55.

     Sheldon L. Glashow, Ph.D. has been a director of the Company since 1991. He has been a director of GSE Systems, Inc. since 1995, and a director of CalCol, Inc. since 1994. Dr. Glashow was the Higgins Professor of Physics and the Mellon Professor of the Sciences at Harvard University. He is Distinguished Professor and visiting Professor of Physics at Boston University. In 1971, he received the Nobel Prize in Physics. Age 71.

Item 11.   Executive Compensation

         The following table presents the compensation paid by the Company to all of its executive officers for the years ended December 31, 2004 and 2003.


                                             SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                       Annual Compensation    Compensation Awards



                                                                Stock        All Other
                                  Year      Salary     Bonus    Options     Compensation
Name and Principal Position                 ($)(1)      ($)      (#)(2)       ($)(3)

Lawrence M. Gordon               2004       267,191    - 0 -    - 0 -         3,212
Chief Executive Officer          2003       187,017    - 0 -    - 0 -         8,521


Samuel H. Ronel, Ph.D.           2004       110,280    - 0 -    - 0 -            -0-
Chairman of the Board            2003        98,262    - 0 -    - 0 -         7,159


Stanley G. Schutzbank, Ph.D.     2004       160,000    - 0 -    - 0 -            -0-
President                        2003       153,904    - 0 -    - 0 -         5,278

(1)  In 2004 and 2003,  due to the financial  condition of the Company,  Messrs.
     Gordon, Ronel and Schutzbank reduced the amount of time they spent on Company business.

(2)  As of December 31, 2003, there were no outstanding stock options.

(3) Matching contribution by the Company to the 401(k) Savings Plan (which terminated in June, 2003 and payments by the Company for Group Term Life
     (which terminated in October, 20003), and payments for Mr . Gordon's life insurance.


Item 12.  Security Ownership Of Directors And Named Executive Officers

Principal Stockholders

         The following table sets forth the number of shares of Common Stock beneficially owned as of April 1, 2005, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.


Name and Address                            Number of Shares                    Percent of
of Beneficial Owner                         Beneficially Owned                  Class

Margie Chassman                             16,000,032 (1)                     42.9  % (1)
445 West 23rd Street
New York, New York 10011


(1) Does not include 15,000,000 shares that may be acquired (subject to stockholder approval) upon the exercise of warrants, exercisable until March 2008, at a price of $ .01 per share. If Ms. Chassman exercised all of her warrants, she would beneficially own approximately 60 % of the common stock.


     The following table sets forth, as of April 1, 2005, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.




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


INTERFERON SCIENCES, INC.



By: /s/ Lawrence M. Gordon
        Lawrence M. Gordon
        Chief Executive Officer

Dated:    April 29,  2005