Form 10QSB
period 2005-03-31
INTERFERON SCIENCES INC
filed 2005-05-20
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended March 31, 2005

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


(908) 663-2150
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of May 1, 2005.

                   Common Stock               37,339,286 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




                                                                            Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     March 31, 2005 and December 31, 2004. . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months Ended March 31, 2005 and 2004. . . . . . . . . . . . . . . .2

   Consolidated Condensed Statement of Stockholders' Equity--- Three Months
     Ended March 31, 2005 . . . . . . . . . . . . . . . . . . . .3

   Consolidated Condensed Statements of Cash Flows--
     Three Months Ended March 31, 2005 and 2004. . . . . . . . . . . . . . . .4

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . . 5-10

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .11-12

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15-16



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      March 31,        December 31,
                                                        2005               2004
                                                     (Unaudited)
ASSETS                                              ------------------------------

Current assets
  Cash and cash equivalents                         $  1,508,485    $   1,888,386
  Other receivables                                       53,664              -
  Prepaid expenses and other current assets               38,996           12,531
                                                   -------------    -------------
Total current assets                                   1,601,145        1,900,917


Other assets                                               1,884           16,134
                                                   -------------    -------------
Total assets                                       $   1,603,029    $   1,917,051
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                    553,457          580,337
Convertible notes payable -past due                      225,000          225,000
Income tax payable                                            -            47,000
                                                   -------------    -------------
Total current liabilities                                778,457          852,337
                                                   -------------    -------------
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-37,339,286 shares                       373,393          373,393
Capital in excess of par value                       136,970,283      136,970,283
Accumulated deficit                                 (136,519,104)    (136,278,962)
                                                   -------------     ------------
Total stockholders' equity                               824,572        1,064,714
                                                   -------------     ------------
Total liabilities and stockholders' equity         $   1,603,029    $   1,917,051
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  -----------------------------
                                                       2005           2004
                                                  -------------   -------------
Revenue
  Royalty income                                   $     16,000   $     14,740
                                                  -------------   -------------
Total revenue                                            16,000         14,740
                                                  -------------   -------------
Costs and expenses
  General and administrative                            256,678         273,394
                                                  -------------   -------------
Total costs and expenses                                256,678         273,394
                                                  -------------   -------------
Loss from operations before
  other income (expense)                               (240,678)       (258,654)

Interest income (expense), net                              536           6,890
Gain on sale of assets                                      -         2,875,282
                                                  -------------   -------------
Income (loss) before taxes                             (240,142)      2,623,518
 Provision for income taxes                                 -            52,470
                                                  -------------   -------------
Net(loss) Income                                     $    (240,142) $ 2,571,048
                                                  =============   =============

Basic net (loss) income per share                 $        (.01)    $       .07
                                                  =============   =============

Diluted net (loss) income per share (potential
 common shares limited to authorized shares
 available)
                                                  $       (.01)    $        .05
                                                  =============   =============

As adjusted, diluted net (loss) income per share
 (potential common shares not limited to
 authorized shares available)                      $       (.01)    $       .03
                                                  =============   =============
Weighted average number of shares
  outstanding - basic                                37,339,286      37,339,286
                                                  =============   ==============
Weighted average number of shares outstanding -
  diluted (potential common shares limited to
  authorized shares available)                       37,339,286      55,000,000
                                                  ==============  ==============
As adjusted, weighted average number of
  shares outstanding - diluted (potential
  common shares not limited to authorized
  shares available)                                  37,339,286      90,398,286
                                                  =============   =============


The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                        CONSOLIDATED CONDENSED STATEMENT
                             OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)



                                                    Capital                           Total
                        Common Stock         in excess       Accumulated       Stockholders'
                      Shares      Amount    of par value      deficit            Equity
                      ------------------    ------------    -------------      -------------
Balance at
  Dec. 31, 2004    37,339,286   $373,393    $136,970,283    $(136,278,962)      $   1,064,714

 Net loss                                                        (240,142)           (240,142)

                ------------------------------------------------------------------------------
 Balance at
  March 31, 2005   37,339,286   $373,393    $136,970,283    $(136,519,104)      $     824,572
                ==============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                March 31,
                                                         --------------------------
                                                          2005            2004
                                                          ----            ----

Cash flows from operating activities:
  Net (loss) income                                      $  (240,142)   $  2,571,048
  Adjustments to reconcile net (loss) income
    to net cash used for operating activities:
    Write off of ACT warrant                                  14,250
    Gain on sale of assets                                                (2,875,282)
    Depreciation and amortization                                             87,156
    Amortization of interest income                                           (3,937)
    Change in operating assets and liabilities:
     Other receivables                                       (53,664)          6,425
     Prepaid expenses and other current assets               (26,465)         (7,793)
     Accounts payable and accrued expenses                   (73,880)         88,831
                                                         ------------    ------------
    Net cash used in operating activities                   (379,901)       (133,552)
                                                         ------------    ------------
Net cash investing activities                                  -               -
                                                         ------------    ------------
Net cash financing activities                                  -               -

                                                         ------------    ------------
Net decrease in cash and cash equivalents                   (379,901)       (133,552)

Cash and cash equivalents at beginning of period           1,888,386         848,573
                                                         ------------  --------------
Cash and cash equivalents at end of period               $ 1,508,485   $     715,021
                                                         ============  ==============

Supplemental disclosure:
Income taxes paid                                        $    94,750            -

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


     At March 31, 2005, the Company had approximately $ 1,508,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception. As of March 31, 2005, the Company had an accumulated deficit of approximately $136.5 million. For the three months ended March 31, 2005, the Company incurred a net loss of $0.2 million. For the years ended December 31, 2004 and 2003, the Company had net income of approximately $ 1.7 million and $2.3 million, respectively, from the sale of its assets. Based on the Company's current cash position, estimates of revenues, expenses, and the timing of repayment of creditors, management believes that the Company has sufficient resources to enable it to continue activities through March 31, 2006. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.




Note 3.  Earnings (Loss) Per Share

     Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months ended March 31, 2004, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended March 31, 2005, common stock equivalents are not included in the calculation of loss per share as the effect would be antidilutive.


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


     In addition, HEB satisfied the Company's obligations to (i) the American Red Cross in the amount of $1,435,000, (ii) GP Strategies Corp. in the amount of $423,000, and (iii) MD Sass in the amount of $644,000 (for unpaid local property taxes and water and sewer charges). The consummation of the Second Asset Sale Agreement resulted in a gain of $2,875,282, which is included in the consolidated condensed statement of operations for the quarter ended March 31, 2004. Through March 31, 2004, no shares received from the Second Asset Sale Agreement were sold. As of December 31, 2004, the Company sold all of the shares of HEB common stock and realized net proceeds of $1,935,683, resulting in a gain on the sale of the HEB common stock of $270,048.

Note 8. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus")

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

     On October 17, 2003, ISI and ACT entered into a non-binding letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT.

     The Letter of Intent is subject to the execution of definitive documents and final due diligence. There can be no assurance that a definitive agreement will be consummated.

     At December 31, 2004, the Company set up a provision against the collectibility of the note and related interest due from ACT, due to the uncertainty of the collectibility of such note and interest and to reflect its estimated fair value. In addition, at March 31, 2005, the Company wrote off the carrying value of the ACT warrant.


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

     On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT") entered into a non-binding letter of intent pursuant to which ISI (or a wholly owned subsidiary of ISI) will acquire ACT. ACT is a biotechnology company that applies liver biology solutions to problems in drug discovery and human therapeutics. The letter of intent is subject to the execution of definitive documents and final due diligence. (See Note 8).

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

     For the assets transferred to HEB pursuant to the Second Asset Sale Agreement, which was consummated on March 17, 2004, ISI received an additional 487,028 shares of HEB Common Stock. As of December 31, 2004, ISI sold all of the 487,028 shares of HEB common stock and realized net proceeds of approximately $ 1,936,000. In addition, HEB satisfied certain obligations relating to the real estate, machinery and equipment of ISI which aggregated approximately $2,500,000.

     At March 31, 2005, the Company had approximately $ 1,508,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     Based on the Company's estimates of revenues, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue its activities through March 31, 2006. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.

     The Company's Common Stock is traded in the over-the-counter market and quoted on the Pink Sheets, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

Three Months Ended March 31, 2005 Versus Three Months Ended March 31, 2004

     For the three months ended March 31, 2005 and 2004, the Company recorded royalty income from HEB of $16,000 and $14,740, respectively.

     General and administrative expenses for the three months ended March 31, 2005 were $256,678 as compared to $273,394 for the same period in 2004. The decrease of $16,716 was due principally to decreases in depreciation expense and property taxes partially offset by increases in certain other operating expenses and the write off of the carrying value of the ACT warrant.

     Interest income (expense), net, for the three months ended March 31, 2005 was income of $536 as compared to $6,890 for the three months ended March 31, 2004.

     For the three months ended March 31, 2004, the Company recorded a gain on the sale of assets to HEB of $2,875,282.

     For the three months ended March 31, 2004, the Company recorded $ 52,470 of income tax expense based upon the alternative minimum tax for federal tax purposes.

     As a result of the foregoing, the Company incurred a net loss of $240,142 and earned net income of $2,571,048 for the three months ended March 31, 2005 and 2004, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

               Therewere no  reports of Form 8-K filed  during the three  months ended March 31, 2005.




                            INTERFERON SCIENCES, INC.

                                 March 31, 2005




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  May 20, 2005                          By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                                                      Chief Executive Officer




DATE:  May 20, 2005                          By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

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

Date: May 20, 2005

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

Date: May 20, 2005

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller