Form 10QSB
period 2005-06-30
INTERFERON SCIENCES INC
filed 2005-08-15
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended June 30, 2005

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of August 1, 2005.

                   Common Stock               37,339,286 shares

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



                                                                           Page

Part I.  Financial Information:

   Consolidated Condensed Balance Sheets--
     June 30, 2005 and December 31, 2004. . . . . . . . . . . . . . . . . . .1

   Consolidated Condensed Statements of Operations--
     Three Months and Six Months Ended June 30, 2005 and 2004 . . . . . . .2-3

   Consolidated Condensed Statement of Stockholders' Equity
    -- Six Months Ended June 30, 2005 . . . . . . . . . . . . . . . . . . . .4

   Consolidated Condensed Statements of Cash Flows--
     Six Months Ended June 30, 2005 and 2004. . . . . . . . . . . . . . . . .5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . .6-11

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . .  . .12-13

Part II. Other Information . . . . . . . . . . . . . . . . . . . . .. . . .14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . 15

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .16-17





                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      June 30,        December 31,
                                                        2005               2004
                                                     (Unaudited)
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $  1,311,902    $   1,888,386
  Other receivables                                       67,962              -
  Prepaid expenses and other current assets               28,586           12,531
                                                   -------------    -------------
Total current assets                                   1,408,450        1,900,917


Other assets                                               1,884           16,134
                                                   -------------    -------------
Total assets                                       $   1,410,334    $   1,917,051
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                    611,057          580,337
Convertible notes payable -past due                      225,000          225,000
Income tax payable                                            -            47,000
                                                   -------------    -------------
Total current liabilities                                836,057          852,337
                                                   -------------    -------------
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-37,339,286 shares                       373,393          373,393
Capital in excess of par value                       137,231,987      136,970,283
Accumulated deficit                                 (137,031,103)    (136,278,962)
                                                   -------------     ------------
Total stockholders' equity                               574,277        1,064,714
                                                   -------------     ------------
Total liabilities and stockholders' equity         $   1,410,334    $   1,917,051
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                  -----------------------------
                                                       2005           2004
                                                  -------------   -------------
Revenue
  Royalty income                                   $     14,298   $     17,068
                                                  -------------   -------------
Total revenue                                            14,298         17,068
                                                  -------------   -------------
Costs and expenses
  General and administrative                            526,453         196,469
                                                  -------------   -------------
Total costs and expenses                                526,453         196,469
                                                  -------------   -------------
Loss from operations before
  other income (expense)                               (512,155)       (179,401)

Interest income (expense), net                              156           2,479
Gain on sale of securities                                  -           270,048
                                                  -------------   -------------
Net(loss) Income                                  $    (511,999)    $    93,126
                                                  =============   =============

Basic net (loss) income per share                 $        (.01)    $       -
                                                  =============   =============

Diluted net (loss) income per share (potential
 common shares limited to authorized shares
 available)
                                                  $       (.01)    $        -
                                                  =============   =============

As adjusted, diluted net (loss) income per share
 (potential common shares not limited to
 authorized shares available)                      $       (.01)    $       -
                                                  =============   =============
Weighted average number of shares
  outstanding - basic                                37,339,286      37,339,286
                                                 =============   ==============
Weighted average number of shares outstanding -
  diluted (potential common shares limited to
  authorized shares available)                       37,339,286      55,000,000
                                                 ==============  ==============
As adjusted, weighted average number of shares outstanding - diluted (potential common shares not limited to authorized shares available)
                                                     37,339,286      90,139,286
                                                  =============   =============


The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                  -----------------------------
                                                       2005           2004
                                                  -------------   -------------
Revenue
  Royalty income                                   $     30,298   $     31,808
                                                  -------------   -------------
Total revenue                                            30,298         31,808
                                                  -------------   -------------
Costs and expenses
  General and administrative                            783,131         469,863
                                                  -------------   -------------
Total costs and expenses                                783,131         469,863
                                                  -------------   -------------
Loss from operations before
  other income (expense)                               (752,833)       (438,055)

Interest income (expense), net                              692           9,369
Gain on sale of assets                                      -         2,875,282
Gain on sale of securities                                  -           270,048
                                                  -------------   -------------
Income (loss) before taxes                             (752,141)      2,716,644
Provision for income taxes                                  -            52,470
                                                  -------------   -------------
Net(loss) Income                                  $    (752,141)   $  2,664,174
                                                  =============   =============

Basic net (loss) income per share                 $        (.02)    $       .07
                                                  =============   =============

Diluted net (loss) income per share (potential
 common shares limited to authorized shares
 available)
                                                  $       (.02)    $        .05
                                                  =============   =============

As adjusted, diluted net (loss) income per share
 (potential common shares not limited to
 authorized shares available)                      $       (.02)    $       .03
                                                  =============   =============
Weighted average number of shares
  outstanding - basic                                37,339,286      37,339,286
                                                 =============   ==============
Weighted average number of shares outstanding -
  diluted (potential common shares limited to
  authorized shares available)                       37,339,286      55,000,000
                                                 ==============  ==============
As adjusted, weighted average number of shares
 outstanding - diluted (potential common shares
 not limited to authorized shares available)         37,339,286      90,139,286
                                                  =============   =============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                        CONSOLIDATED CONDENSED STATEMENT
                             OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (Unaudited)



                                               Capital                           Total
                        Common Stock         in excess       Accumulated       Stockholders'
                      Shares      Amount    of par value      deficit            Equity
                      ------------------    ------------    -------------      -------------
 Balance at
  Dec. 31, 2004    37,339,286   $373,393    $136,970,283    $(136,278,962)      $   1,064,714

 Common Stock issued
 by principal stockholder
 in settlement of anti-
 dilution provision of
 warrants                                        261,704                              261,704

 Net loss                                                        (752,141)           (752,141)
                ------------------------------------------------------------------------------
 Balance at
  June 30, 2005    37,339,286   $373,393    $137,231,987    $(137,031,103)      $     574,277
                  ==============================================================================




 The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                 June 30,
                                                         --------------------------
                                                          2005            2004
                                                          ----            ----

Cash flows from operating activities:
  Net (loss) income                                      $  (752,141)   $  2,664,174
  Adjustments to reconcile net (loss) income
    to net cash used for operating activities:
    Write off of ACT warrant                                  14,250
    Antidilution settlement charge                           310,305
    Gain on sale of assets                                                (2,875,282)
    Gain on sale of securities                                              (270,048)
    Depreciation and amortization                                             87,156
    Amortization of interest income                                           (3,937)
    Change in operating assets and liabilities:
     Other receivables                                       (67,962)         (3,750)
     Prepaid expenses and other current assets               (16,055)        (23,939)
     Accounts payable and accrued expenses                   (64,881)         38,454
                                                         ------------    ------------
    Net cash used in operating activities                   (576,484)       (387,172)
                                                         ------------    ------------
Cash flows from investing activities:
    Proceeds from sale of investment                                        1,935,683
                                                         ------------    ------------
Net cash provided by investing
activities                                                        -         1,935,683
                                                         ------------    ------------
Cash flows from financing activities:
     Repayment of convertible notes payable                                   (60,000)
                                                         ------------    -------------

Net cash used for financing activities                            -           (60,000)


                                                         ------------    -------------
Net (decrease) increase in cash and cash equivalents        (576,484)       1,488,511

Cash and cash equivalents at beginning of period           1,888,386          848,573
                                                         ------------   --------------
Cash and cash equivalents at end of period               $ 1,311,902    $   2,337,084
                                                         ============   ==============

Supplemental disclosure:
Income taxes paid                                        $    94,750            -

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


     At June 30, 2005, the Company had approximately $ 1,312,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception. As of June 30, 2005, the Company had an accumulated deficit of approximately $137 million. For the six months ended June 30, 2005, the Company incurred a net loss of approximately $0.8 million. For the years ended December 31, 2004 and 2003, the Company had net income of approximately $ 1.7 million and $2.3 million, respectively, from the sale of its assets. Based on the Company's current cash position, estimates of revenues, expenses, and the timing of repayment of creditors, management believes that the Company has sufficient resources to enable it to continue activities through June 30, 2006. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.




Note 3.  Earnings (Loss) Per Share

     Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months and six months ended June 30, 2004, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months and six months ended June 30, 2005, common stock equivalents are not included in the calculation of loss per share as the effect would be antidilutive.


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

         Pursuant to an agreement dated November 23, 1998, the Company granted the Red Cross a security interest in certain assets to secure the Red Cross Liability, issued to the Red Cross 300,000 shares of common stock and agreed to issue additional shares at some future date as requested by the Red Cross to satisfy any remaining amount of the Red Cross Liability. The Red Cross agreed that any net proceeds received by it upon sale of such shares would be applied against the Red Cross Liability. In January 1999, the Company granted the Red Cross a security interest (the "Security Interest") in, among other things, the Company's real estate, equipment inventory, receivables, and New Jersey net operating loss carryovers to secure repayment of the Red Cross Liability, and the Red Cross agreed to forbear from exercising its rights under the Supply Agreement, including with respect to collecting the Red Cross Liability until June 30, 1999 (which was subsequently extended until December 31, 1999). On December 29, 1999, the Company, the Red Cross and GP Strategies entered in an agreement pursuant to which the Red Cross agreed that until September 30, 2000 it would forbear from exercising its rights under (i) the Supply Agreement, including with respect to collecting the Red Cross Liability, and (ii) the Security Interest. In connection with the Asset Sale Transactions (see Note 7), the Company, HEB and the Red Cross entered into an agreement pursuant to which the Red Cross agreed to forbear from exercising its rights until May 31, 2003 and the Red Cross agreed to accept HEB common stock with a guaranteed value of $500,000 in full settlement of all of the Company's obligations to the Red Cross. On June 2, 2003, HEB delivered the HEB common stock to the Red Cross in accordance with HEB's obligation under the terms of the forbearance agreement. However the forbearance agreement provided that in addition to the issuance by HEB of the HEB common stock to the Red Cross, HEB was obligated to register the HEB common stock for resale and any shares of HEB shares received by the Red Cross which remain unsold after May 31, 2004 may be put to HEB at a price of $1.59 per share.

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


Note 6.           Recently Issued Accounting Standards


         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised
2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation method used. Currently, the Company does not have any employee stock options outstanding.


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

Note 8. Note Receivable - Agreement with Amphioxus Cell
                          Technologies, Inc.  ("Amphioxus")

         On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Pursuant to the Note, through June 30, 2005, the Company advanced $475,000. The
Note is due on September 30, 2005, bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant is valued at $15,000, and such value is prorated based on the amount of monies advanced and was amortized as interest income over the original term of the Note.

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


Note 9.  Notes Payable

         In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note is convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bears interest at the rate of 10% per annum. A $250,000 convertible note was due January 31, 2003 and the other $250,000 of the convertible notes were due December 31, 2003. For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The warrants were valued at $400,000 and are amortized as interest expense over the terms of the respective notes. The conversion of the convertible notes and the exercise of the warrants are subject to approval by the shareholders of the Company of the availability of a sufficient number of authorized common shares. The terms of the notes, as amended, include the Company obtaining stockholder approval by December 31, 2005 to increase its authorized shares so that the number of authorized but unissued common shares is at least 200% of the number of common shares issuable on conversion of the notes and exercise of the warrants. Failure to obtain stockholder approval for the increase in the authorized number of shares and to file with the Delaware Secretary of State an amendment to the Company's Certificate of Incorporation, on or before December 31, 2005 to increase its authorized shares, would require the Company to make cash payments to each warrant holder, for each 30-day period such approval has not been obtained, equal to the difference between the exercise price and volume weighted average market price (for that 30-day period) for all warrants not exercisable because of the failure to obtain the approval. Further the note holders have registration rights whereby, for the period commencing April 30, 2004 but no later than December 31, 2005, upon written request from at least 50% of the holders of the shares issuable upon the exercise of the warrants, the Company is to file a registration statement within 30 days and have such registration statement declared effective 90 days thereafter, to register the common shares underlying the convertible notes and warrants. The Company's failure to file a registration statement or have one declared effective by the required dates would result in the Company paying liquidated damages to each of the above note-holders in an amount equal to 2% of the outstanding principal amount of the convertible notes per month for each 30 day period or part thereof, a registration statement was not filed. In addition, these notes are convertible into common stock at a beneficial rate. The beneficial conversion feature was valued at $100,000 and accounted for as debt discount and was amortized over the term of the notes. The $250,000 note due on January 31, 2003 was repaid in full (including accrued interest) in November 2003. Of the $250,000 notes which were due December 31, 2003, $ 25,000 was repaid (including accrued interest) in May, 2004 and the remaining $ 225,000 are still unpaid.

Note 10.  Antidilution Obligation

During the quarter and six months ended, June 30, 2005, the Company took a charge of $310,305 for a potential antidilution obligation related to certain warrants. A principal stockholder of the Company agreed to contribute shares of common stock in settlement of the potential antidilution obligation, on the basis of one share for each two warrants, pursuant to which 4,361,738 shares were issued by the principal stockholder. The Company determined the amount of the charge based on the closing price of the common stock on the date the stockholder agreed to issue the shares. This amount was included in general and administrative expenses for the quarter and six months ended, June 30, 2005.

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

         At June 30, 2005, the Company had approximately $ 1,312,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

         Based on the Company's estimates of revenues, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue its activities through June 30, 2006. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the Pink Sheets, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004

     For the six months ended June 30, 2005 and 2004, the Company recorded royalty income from HEB of $30,298 and $31,808, respectively.

     General and administrative expenses for the six months ended June 30, 2005 were $783,131 as compared to $469,863 for the same period in 2004. Of the $313,268 increase, $310,305 resulted from a charge taken for potential antidilution obligations relating to certain warrants and the remaining increase of $2,963 was due to increases in certain operating expenses offset by decreases in depreciation expense and property taxes.

     Interest income (expense), net, for the six months ended June 30, 2005 was income of $692 as compared to $9,369 for the six months ended June 30, 2004.

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

     As a result of the foregoing, the Company incurred a net loss of $752,141 and earned net income of $2,664,174 for the six months ended June 30, 2005 and 2004, respectively.

Three Months Ended June 30, 2005 Versus Three Months Ended June 30, 2004

     For the three months ended June 30, 2005 and 2004, the Company recorded royalty income from HEB of $14,298 and $17,068, respectively.

     General and administrative expenses for the three months ended June 30, 2005 were $526,453 as compared to $196,469 for the same period in 2004. Of the $329,984 increase, $310,305 resulted from a charge taken for potential antidilution obligations relating to certain warrants and the remaining increase of $19,679 was due to increases in certain operating expenses.

     Interest income (expense), net, for the three months ended June 30, 2005 was income of $156 as compared to $2,479 for the three months ended June 30, 2004.

     For the three months ended June 30, 2004, the Company recorded a gain on the sale of HEB common stock of $270,048.

     As a result of the foregoing, the Company incurred a net loss of $511,999 and earned net income of $93,126 for the three months ended June 30, 2005 and 2004, respectively.

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

          There were no reports of Form 8-K filed during the three months ended June 30, 2005.


                            INTERFERON SCIENCES, INC.

                                  June 30, 2005




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  August 14, 2005                          By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                             Chief Executive Officer




DATE:  August 14, 2005                          By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

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

Date: August 14, 2005

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

Date: August 14, 2005

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller