Form 10QSB/A
period 2005-06-30
INTERFERON SCIENCES INC
filed 2005-09-21
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QA/SB

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

            Exhibits

           32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                    Chief Executive Officer

           32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                    Chief Financial Officer












                            INTERFERON SCIENCES, INC.

                                  June 30, 2005




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  September 19, 2005                    By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                                                      Chief Executive Officer




DATE:  September 19, 2005                    By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interferon Sciences, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence M. Gordon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: August 14, 2005


                                                /s/ Lawrence M. Gordon
                                               -----------------------
                                                Lawrence M. Gordon
                                                Chief Executive Officer












EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interferon Sciences, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald W. Anderson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: August 14, 2005


                                                /s/ Donald W. Anderson
                                               -----------------------
                                                Donald W. Anderson
                                                Chief Financial Officer