Form 10QSB/A
period 2005-06-30
INTERFERON SCIENCES INC
filed 2005-09-23
CIK 351532

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

   Consolidated Condensed Statement of Stockholders'
      Equity--- Six Months Ended June 30, 2005 . . . .. . . . . . . . . . . .4

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

                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

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



                                               INTERFERON SCIENCES, INC.




DATE:  September 22, 2005                    By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                                                      Chief Executive Officer




DATE:  September 22, 2005                    By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

Exhibit 31.1

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

Exhibit 31.2

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