Form 10QSB
period 2005-09-30
INTERFERON SCIENCES INC
filed 2005-11-17
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/SB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended September 30, 2005

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

                                 Yes [X] No [ ]


Number of shares outstanding of each of issuer's classes of common stock as of November 1, 2005.

                   Common Stock               37,339,286 shares




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




                                                                              Page

Part I.  Financial Information (unaudited):

   Consolidated Condensed Balance Sheets--
     September 30, 2005 and December 31, 2004 . . . . . . . . . . . . . . . .   1

   Consolidated Condensed Statements of Operations--
     Three Months and Nine Months Ended September 30, 2005 and 2004 . . . .   2-3

   Consolidated Condensed Statement of Stockholders' Equity--- Nine Months Ended
     September 30, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

   Consolidated Condensed Statements of Cash Flows--
     Nine Months Ended September 30, 2005 and 2004 . . . . . . . . . . . . .    5

   Notes to Consolidated Condensed Financial Statements. . . . . . . . . .   6-11

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . .    12-13

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .    14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16-19



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                          PART I. FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  September 30,        December 31,
                                                        2005               2004
                                                     (Unaudited)
ASSETS                                              ------------------------------
Current assets
  Cash and cash equivalents                         $  1,122,518    $   1,888,386
  Other receivables                                       61,750              -
  Prepaid expenses and other current assets               18,175           12,531
                                                   -------------    -------------
Total current assets                                   1,202,443        1,900,917


Other assets                                               1,884           16,134
                                                   -------------    -------------
Total assets                                       $   1,204,327    $   1,917,051
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                    610,593          580,337
Convertible notes payable -past due                      225,000          225,000
Income tax payable                                            -            47,000
                                                   -------------    -------------
Total current liabilities                                835,593          852,337
                                                   -------------    -------------
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares; none issued
 and outstanding
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-37,339,286 shares                       373,393          373,393
Capital in excess of par value                       137,231,987      136,970,283
Accumulated deficit                                 (137,236,646)    (136,278,962)
                                                   -------------     ------------
Total stockholders' equity                               368,734        1,064,714
                                                   -------------     ------------
Total liabilities and stockholders' equity         $   1,204,327    $   1,917,051
                                                   =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2005           2004
                                                  -------------   -------------
Revenue
  Royalty income                                   $     14,000   $     16,000
                                                  -------------   -------------
Total revenue                                            14,000         16,000
                                                  -------------   -------------
Costs and expenses
  General and administrative                            219,591         203,185
                                                  -------------   -------------
Total costs and expenses                                219,591         203,185
                                                  -------------   -------------
Loss from operations before
  other income (expense)                               (205,591)       (187,185)

Interest income (expense), net                               48           8,914
                                                  -------------   -------------
Net loss                                           $   (205,543)    $  (178,271)
                                                  =============   =============

Basic and diluted net loss per share              $        (.01)    $       -
                                                  =============   =============

Weighted average number of shares
  outstanding                                        37,339,286      37,339,286
                                                  =============   ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.



                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                  -----------------------------
                                                       2005           2004
                                                  -------------   -------------
Revenue
  Royalty income                                   $     44,298   $     47,808
                                                  -------------   -------------
Total revenue                                            44,298         47,808
                                                  -------------   -------------
Costs and expenses
  General and administrative                          1,002,722         673,048
                                                  -------------   -------------
Total costs and expenses                              1,002,722         673,048
                                                  -------------   -------------
Loss from operations before
  other income (expense)                               (958,424)       (625,240)

Interest income (expense), net                              740          18,283
Gain on sale of assets                                      -         2,875,282
Gain on sale of securities                                  -           270,048
                                                  -------------   -------------
Income (loss) before taxes                             (957,684)      2,538,373
Provision for income taxes                                  -            52,470
                                                  -------------   -------------
Net(loss) Income                                  $    (957,684)   $  2,485,903
                                                  =============   =============

Basic net (loss) income per share                 $        (.03)    $       .07
                                                  =============   =============

Diluted net (loss) income per share (potential
 common shares limited to authorized shares
 available)
                                                  $       (.03)    $        .05
                                                  =============   =============

As adjusted, diluted net (loss) income per share
 (potential common shares not limited to
 authorized shares available)                      $       (.03)    $       .03
                                                  =============   =============
Weighted average number of shares
  outstanding - basic                                37,339,286      37,339,286
                                                  =============   ==============
Weighted average number of shares outstanding -
  diluted (potential common shares limited to
  authorized shares available)                       37,339,286      55,000,000
                                                  ==============  ==============
As adjusted, weighted average number of shares outstanding - diluted (potential common shares not limited to authorized shares available)
                                                     37,339,286      86,839,286
                                                  =============   =============


The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                        CONSOLIDATED CONDENSED STATEMENT
                             OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)



                                              Capital                            Total
                        Common Stock         in excess       Accumulated       Stockholders'
                      Shares      Amount    of par value      deficit            Equity
                      ------------------    ------------    -------------      -------------
 Balance at
  Dec. 31, 2004      37,339,286   $373,393    $136,970,283    $(136,278,962)      $   1,064,714

 Common Stock issued
 by principal stockholder
 in settlement of anti-
 dilution provision of
 warrants                                          261,704                              261,704

 Net loss                                                          (957,684)           (957,684)
                ------------------------------------------------------------------------------
 Balance at
  Sept. 30, 2005     37,339,286   $373,393    $137,231,987    $(137,236,646)      $     368,734
                  ==============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.




                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                 September 30,
                                                         --------------------------
                                                          2005            2004
                                                          ----            ----

Cash flows from operating activities:
  Net (loss) income                                      $  (957,684)   $  2,485,903
  Adjustments to reconcile net (loss) income
    to net cash used for operating activities:
    Write off of ACT warrant                                  14,250
    Antidilution settlement charge                           310,305
    Gain on sale of assets                                                (2,875,282)
    Gain on sale of securities                                              (270,048)
    Depreciation and amortization                                             87,156
    Amortization of interest income                                           (3,937)
    Change in operating assets and liabilities:
     Other receivables                                       (61,750)        (29,125)
     Prepaid expenses and other current assets                (5,644)        (32,895)
     Accounts payable and accrued expenses                   (65,345)         58,142
                                                         ------------    ------------
    Net cash used in operating activities                   (765,868)       (580,086)
                                                         ------------    ------------
Cash flows from investing activities:
    Proceeds from sale of investment                                        1,935,683
                                                         ------------    ------------
Net cash provided by investing activities                         -         1,935,683
                                                         ------------    ------------
Cash flows from financing activities:
     Repayment of convertible notes payable                                   (60,000)
                                                         ------------    -------------

Net cash used for financing activities                            -           (60,000)


                                                         ------------    -------------
Net (decrease) increase in cash and cash equivalents        (765,868)       1,295,597

Cash and cash equivalents at beginning of period           1,888,386          848,573
                                                         ------------   --------------
Cash and cash equivalents at end of period               $ 1,122,518    $   2,144,170
                                                         ============   ==============

Supplemental disclosure:
Income taxes paid                                        $    94,750            -

Net assets and liabilities sold to
     Hemispherx Biopharma, Inc.                                          $   1,209,646

Fair Value of Hemispherx Biopharma, Inc.
     common stock received                                              $   1,665,636

The accompanying notes are an integral part of these consolidated condensed financial statements.


                    INTERFERON SCIENCES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The financial  information included herein is unaudited.  Such information, however,  reflects  all  adjustments  (consisting  solely  of  normal  recurring adjustments)  that are,  in the  opinion  of  management,  necessary  for a fair presentation of the financial position and operating results for the interim periods. The operating results for interim periods are not necessarily indicative of operating results to be expected for the year. The information included in this Form 10Q/SB should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's Form 10-K/SB for the year ended December 31, 2004.

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

     At September 30, 2005, the Company had approximately $ 1,123,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception. As of September 30, 2005, the Company had an accumulated deficit of approximately $137.2 million. For the nine months ended September 30, 2005, the Company incurred a net loss of approximately $1.0 million. For the years ended December 31, 2004 and 2003, the Company had net income of approximately $ 1.7 million and $2.3 million, respectively, from the sale of its assets. Based on the Company's current cash position, estimates of revenues, expenses, and the timing of repayment of creditors, management believes that the Company has sufficient resources to enable it to continue activities through September 30, 2006. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.




Note 3.  Earnings (Loss) Per Share

     Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the nine months ended September 30, 2004, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months and nine months ended September 30, 2005 and the three months ended September 30, 2004, common stock equivalents are not included in the calculation of loss per share as the effect would be antidilutive.


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

Note 8. Note Receivable - Agreement with Amphioxus Cell Technologies, Inc. ("Amphioxus")

     On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Pursuant to the Note, through September 30, 2005, the Company advanced $475,000. The Note is due on December 31, 2005, bears interest at the rate of 10% per annum and is collaterialized by all of the assets of Amphioxus. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant is valued at $15,000, and such value is prorated based on the amount of monies advanced and was amortized as interest income over the original term of the Note.

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

Note 10.  Antidilution Obligation

During the quarter ended June 30, 2005, the Company took a charge of $310,305 for a potential antidilution obligation related to certain warrants. A principal stockholder of the Company agreed to contribute shares of common stock in settlement of the potential antidilution obligation, on the basis of one share for each two warrants, pursuant to which 4,361,738 shares were issued by the principal stockholder. The Company determined the amount of the charge based on the closing price of the common stock on the date the stockholder agreed to issue the shares. This amount is included in general and administrative expenses for the nine months ended, September 30, 2005.

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

Liquidity and Capital Resources

     At September 30, 2005, the Company had approximately $ 1,123,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

     Based on the Company's estimates of revenues, expenses, and the timing of repayment of creditors, management believes that the cash presently available will be sufficient to enable the Company to continue its activities through September 30, 2006. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.

     The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30, 2004

     For the nine months ended September 30, 2005 and 2004, the Company recorded royalty income from HEB of $44,298 and $47,808, respectively.

     General and administrative expenses for the nine months ended September 30, 2005 were $1,002,722 as compared to $673,048 for the same period in 2004. Of the $329,674 increase, $310,305 resulted from a charge taken for potential antidilution obligations relating to certain warrants and the remaining increase of $19,369 was due to increases in certain operating expenses offset by decreases in depreciation expense and property taxes.

     Interest income (expense), net, for the nine months ended September 30, 2005 was income of $740 as compared to $18,283 for the nine months ended September 30, 2004.

     For the nine months ended September 30, 2004, the Company recorded a gain on the sale of assets to HEB of $2,875,282.

     For the nine months ended September 30, 2004, the Company recorded a gain on the sale of HEB common stock of $270,048.

     For the nine months ended September 30, 2004, the Company recorded $ 52,470 of income tax expense based upon the alternative minimum tax for federal tax purposes.

     As a result of the foregoing, the Company incurred a net loss of $957,684 and earned net income of $2,485,903 for the nine months ended September 30, 2005 and 2004, respectively.

Three Months Ended  September  30, 2005 Versus Three Months Ended  September 30,
2004

     For the three months ended September 30, 2005 and 2004, the Company recorded royalty income from HEB of $14,000 and $16,000, respectively.

     General and administrative expenses for the three months ended September 30, 2005 were $219,591 as compared to $203,185 for the same period in 2004. The increase of $16,406 was due to increases in certain operating expenses.

     Interest income (expense), net, for the three months ended September 30, 2005 was income of $48 as compared to $8,914 for the three months ended September 30, 2004.

     As a result of the foregoing,  the Company  incurred net losses of $205,543
and  $178,271  for  the  three  months  ended   September  30,  2005  and  2004,
respectively.

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

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer


        (b) Reports on Form 8-K

                    There were no reports of Form 8-K filed during the three months ended September 30, 2005.








                            INTERFERON SCIENCES, INC.

                               September 30, 2005




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               INTERFERON SCIENCES, INC.




DATE:  November 16, 2005                     By:  /s/ Lawrence M. Gordon
                                                      Lawrence M. Gordon
                                                      Chief Executive Officer




DATE:  November 16, 2005                     By:  /s/ Donald W. Anderson
                                                      Donald W. Anderson
                                                      Controller

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

Date: November 16, 2005

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

Date: November 16, 2005

/s/ Donald W. Anderson
----------------------
    Donald W. Anderson
    Controller




                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interferon Sciences, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence M. Gordon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 16, 2005


                                                /s/ Lawrence M. Gordon
                                               -----------------------
                                                    Lawrence M. Gordon
                                                    Chief Executive Officer







                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Interferon Sciences, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald W. Anderson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 16, 2005


                                                /s/ Donald W. Anderson
                                               -----------------------
                                                    Donald W. Anderson
                                                    Chief Financial Officer