Form 10-K
period 2005-12-31
STEM CELL INNOVATIONS, INC.
filed 2006-04-17
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2005

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition Period from ________to________

Commission File Number 0-10379

                           STEM CELL INNOVATIONS, INC.
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

                                   Yes X No --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     As of March 23, 2006, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation that only directors and officers are affiliates) was approximately $15,962,142 based on the closing price of such stock on the OTC Bulletin Board on March 23, 2006.

Issuer's Revenues for the year ended December 31, 2005.  $ 57,289

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Class Outstanding at March 23, 2006


Common Stock, par value $.01 per share                         44,339,286 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.




                                TABLE OF CONTENTS


                                                                                Page


Item 1.  Description of Business.                                                 1

Item 2.  Description of Property.                                                 19

Item 3.  Legal Proceedings.                                                       19

Item 4.  Submission of Matters to a Vote of Security Holders.                     19

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities.                    20

Item 6.  Management's Discussion and Analysis or Plan of Operations.              20

Item 7.  Financial Statements.                                                    23

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure.                                     38

Item 8A. Controls and Procedures.                                                 38

Item 8B. Other Information.                                                       38

Item 9. Directors and Executive Officers of the Registrant.                       39

Item 10. Executive Compensation.                                                  39

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                         39

Item 12. Certain Relationships and Related Transactions.                          39

Item 13. Exhibits.                                                                40

Item 14. Principal Accountant Fees and Services.                                  40





                                     PART I

Item 1.  Description of Business.

     Stem Cell Innovations, Inc. (the "Company") (formerly Interferon Sciences, Inc. ("ISI")) was incorporated in the state of Delaware in 1980. Until March 11, 2003, ISI was a biopharmaceutical company which studied, manufactured, and sold ALFERON N Injection(R), a highly purified, multi-species, natural-source alpha interferon product. ALFERON N Injection is approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts. On March 11, 2003, ISI sold its ALFERON N Injection business to Hemispherx Biopharma, Inc. On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. (" Amphioxus or ACT"), a cell biology company based in Houston, Texas, entered into a letter of intent pursuant to which a wholly owned subsidiary of ISI would acquire ACT. Pursuant to the terms of the Agreement and Plan of Merger dated February 14, 2006 (the "Merger Agreement") by and among the Company, Amphioxus and a wholly-owned subsidiary of the Company, Amphioxus Acquisition, Inc. ("Acquisition Sub"), Amphioxus merged with and into Acquisition Sub (the "Merger"), such that Acquisition Sub was the surviving corporation, changed its name to Amphioxus Cell Technologies, Inc. and became a wholly-owned subsidiary of the Company.

     Merger Consideration. By virtue of the Merger, all outstanding shares of common stock of Amphioxus were converted into Series 1 Convertible Preferred Stock ("Series 1 Preferred") of the Company. The Series 1 Preferred issued in connection with the Merger is mandatorily convertible (upon stockholder approval amending the Certificate of Incorporation of the Company to increase the number of shares of common stock authorized to be issued by the Company) into an aggregate of 757,821,430 shares of common stock.

     Acquisition of Plurion. Immediately prior to the completion of the Merger, Amphioxus acquired from Plurion, Inc. ("Plurion") all of its assets, consisting primarily of a patent and an assignment of its license to certain patents and patent applications in the field of pluripotent stem cells (the "Vanderbilt License"), and assumed certain liabilities of Plurion. This acquisition was effected in exchange for common stock of Amphioxus, which was, in turn, converted into shares of Series 1 Preferred in the Merger.

     Eaglestone Exchange. Eaglestone Investment Partners I, L.P. ("Eaglestone") was an investor in Amphioxus. In connection with the Merger Eaglestone received, in exchange for termination of its prior rights and investment in Amphioxus, two million shares of Series 2 Preferred Stock, par value $.01 per share (the "Series 2 Preferred"), of the Company, a promissory note of the Company in the principal amount of $2,935,000 (the "Eaglestone Note"), a royalty right with respect to revenues received by the Company related to the C3A liver cell line technology of Amphioxus (the "Royalty Right") and shares of Series 1 Preferred convertible into 25,811,410 shares of Common Stock.

     The Series 2 Preferred ranks senior to the Series 1 Preferred, does not pay dividends, does not carry the right to any vote except as required by the Delaware General Corporation Law and is redeemable by the Company for an aggregate payment of $3,065,000. The Eaglestone Note bears interest at the rate of 4% per annum from the date of the Merger and is repayable on June 15, 2009 or earlier to the extent of (i) 50% of the excess proceeds of an offering of equity securities by the Company that raises in excess of $6.5 million of net proceeds,
(ii) 10% of the excess proceeds of a series of such equity offerings that raise in excess of $15 million or (iii) 25% of after-tax net income of the Company in excess of $1 million measured cumulatively from the closing of the Merger, and shall also be repayable in full if there is a change in control of the Company. The Series 2 Preferred will be mandatorily redeemable on June 15, 2009 or earlier on the same basis as the Eaglestone Note described above after the repayment of the Eaglestone Note. In addition, the Royalty Right will entitle Eaglestone to 2.5% of the revenues from products incorporating the C3A liver cell line technology for the greater of 10 years or the life of the relevant patents. The Company may repurchase this Royalty Right at any time for $10 million. Moreover, until the Eaglestone Note is repaid and the Series 2 Preferred redeemed as set forth above, Eaglestone will also be entitled to a 2.5% royalty on any other sales and licensing revenues of the Company and its subsidiaries, provided, however, that any such other royalty payments will be credited against the Company's obligations to pay the principal of and interest on the Eaglestone Note and to redeem the Series 2 Preferred. Eaglestone has agreed that the Company may repurchase the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4.8 million, against which will be credited any intervening principal payments on the Eaglestone Note and redemption payments on the Series 2 Preferred, any royalty payments resulting from technologies other than the C3A liver cell line technology and the principal amount of any portion of the Eaglestone Note or the liquidation value of any Series 2 Preferred voluntarily exchanged by Eaglestone for other equity securities of the Company. The terms of the Series 2 Preferred are set forth in a Certificate of Designations, Preferences and Rights establishing such series, a copy of which was filed as Exhibit 6 to the Company's Current Report on Form 8-K, dated February 14, 2006. The Certificate of Designations, Preferences and Rights establishing the Series 2 Preferred provides that so long as any of the Series 2 Preferred remains outstanding, the holders thereof have the right to elect a director to the Company's Board of Directors. No such director has yet been designated.

     Other Debt Restructuring. Certain creditors of the Company and Amphioxus converted $3,578,518 of debt held by them into Series 1 Preferred and warrants to purchase Common Stock in connection with the Merger (the "Debt Restructuring"). As a result of these transactions, these creditors received shares of Series 1 Preferred convertible into 170,950,597 shares of Common Stock and warrants to purchase 46,725,303 shares of Common Stock. The warrants are exercisable at a price of $ .06 per share until the fifth anniversary of the date which the Company's files an amendment to its Certificate of Incorporation increasing the number of shares of common stock authorized to be issued by the Company to 2,000,000,000 shares. Pursuant to the Merger Agreement, debt of Amphioxus held by Mark Germain and Norman Sussman, directors of the Company, in the amount of $338,328 and $165,611, respectively, was exchanged for notes (the "Germain and Sussman Notes") in the amount of $250,000 and $150,000, respectively. The Germain and Sussman Notes rank pari passu with the Eaglestone Note and are repayable on the same basis, and pro rata with, the Eaglestone Note.


     Arrangements with Previous Management of the Company. As a condition to the closing of the Merger the three senior members of the Company's management terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, these members of management received an aggregate of $972,685, $170,000 of which was used by each of them to purchase shares of Series 1 Preferred convertible into 5,666,666 shares of Common Stock and five-year warrants to purchase 2,833,333 shares of Common Stock for $.06 per share, on the same terms as the warrants issued to the creditors of the Company, and each entered into new one-year employment agreements with the Company. These agreements provide for an aggregate compensation of $23,000 per month.


     Private Placement and Coordinate Offering. In connection with the Merger, on February 14, 2006, the Company also completed a private placement of notes and warrants to accredited investors pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible into 78,333,333 shares of Common Stock and Warrants to purchase 39,166,666 shares of Common Stock at an exercise price of $.06 per share. The notes are due on December 31, 2008. On the same date the Company completed another private placement of $1,563,500 of Series 1 Preferred convertible into 52,116,667 shares of Common Stock and Warrants to purchase an additional 26,058,333 shares of Common Stock.

     After giving effect to the Merger and the other transactions described above, the Company will have 1,042,227,981 shares of Common Stock (after giving effect to the mandatory conversion of the Series 1 Preferred upon authorization of sufficient shares of Common Stock to permit such conversion) outstanding and has outstanding convertible securities convertible into and warrants, options and other rights to acquire up to 277,148,236 additional shares of Common Stock.

Current Business

     We have an ongoing business relating to the use of our C3A human liver cell line in the field of drug discovery and toxicology testing. We have not yet developed any substantial market for our primary products. Our principal revenues have been contract research and testing and consulting services for other companies, which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market our drug discovery and toxicology testing and other products. We intend to attempt to develop our C3A human liver cell line for the production of human serum proteins, including the clotting factors, Factor VIII and Factor IX, used by hemophiliacs to allow their blood to clot. In addition, we intend to broaden the application of our expertise into the area of pluripotent cell biology. Plurion's assets consisted substantially of fundamental intellectual property applicable to the development and use of human pluripotent cells, often referred to as embryonic stem or germ cells. We use the term PC(TM) cells to describe our particular version of pluripotent cells. Among other things, this acquisition will allow us to develop differentiated cell lines from pluripotent cells, adding to the cell types that may be used as a screen for drug discovery and toxicity, as well as for cellular replacement therapy. Additional market opportunities include the development of structure/activity and genomic databases to be used in conjunction with the our cell based assays, all as more fully described below in the section entitled "PRODUCTS AND MARKETS."

     Many of the patents in the "stem cell" field are held by the University of Wisconsin and relate to cells derived from in vitro fertilized embryos. The Plurion patents predate those of the University of Wisconsin and cover, among other things, pluripotent cells derived from the primordial germ cells of aborted fetal tissue. The University of Wisconsin cells are often referred to in the scientific and popular literature as embryonic stem cells, and the Plurion cells that are derived from primordial germ cells are often referred to in the scientific and popular literature as embryonic germ cells. The two cell types appear to have many of the same properties, particularly the ability to differentiate into all other cell types. There are also patents owned by Johns Hopkins University and invented by Gearhart et al., relating to embryonic germ cells. These patents were filed long after the Plurion patents. Consequently these patents, if valid, are narrower in scope and cannot block the Plurion method and cells described in the Plurion patents. We believe we have freedom to work with "pluripotent" cells derived from primordial germ cells without the need for additional licenses from the University of Wisconsin or others. To the extent the methods in the Hogan patents covered by the Vanderbilt License are modified or improved, we believe various additional strategies can potentially be utilized to avoid competitive patent positions.

     Another key difference between the two cell types is that the cells derived under the University of Wisconsin patents are subject to federal restrictions on funding. This limits laboratories that receive funding from the federal government from performing any work on embryonic "stem" cells unless they are on the list approved by President George W. Bush in 2001. Many of the cell lines on that list are considered contaminated by the scientific community and unsuitable for work. However, pluripotent stem cells derived from human fetal material, for example the pluripotent cells under the Plurion patents commonly called embryonic germ (EG) cells in the scientific community, are not currently subject to any restrictions on federal funding, and, therefore, work with them can be performed in any laboratory, whether or not it receives federal funding. We believe that this distinction provides us with a significant licensing opportunity in the field, particularly with states such as California, which has recently approved a bill to provide $3 billion over the next ten years to fund "stem" cell research.

     We believe that these technologies will give us the opportunity to take high-value proprietary products and licensing opportunities and penetrate markets that are drug-like in size without the risk, time or enormous cash requirements needed for successful drug development.




THE PRODUCTS AND MARKETS

     We have fundamental expertise and a strong proprietary position in the field of cell biology. We intend to use this advantage to address several large and distinct markets with our first group of products. Initially we intend to focus our attention on:

     o The marketing and sale of our C3A human liver cell line and related databases ("ACTIVTox" and "PREDICTIVTox").

     o Development of additional cell lines derived from pluripotent cells ("PC(TM)") and incorporation of such cell lines and related databases into the ACTIVTox and PREDICTIVTox product offerings.

     o Scale-up of the serum proteins (TPro) produced by the C3A cell line, including the clotting factors, Factor VIII and Factor IX, for marketing overseas, where little or no regulatory review will be required.

     o Use of the PC(TM)l technology to develop other products, such as in the production of antibodies or the treatment of various diseases by in vivo cellular replacement therapy or in ex vivo applications such as liver assist devices, for distribution in world markets where little or no regulatory review will be required.

         We may pursue certain of these activities, particularly those requiring significant additional capital and/or regulatory approval to bring products to market, through spin-out companies or partially owned subsidiaries or through other arrangements or entities that receive independent funding. This would allow us, as the parent operating company, to focus our attention on what we believe are high value, large market opportunities with proprietary product offerings that:

     o Are either on the market now, such as ACTIVTox, or could be on the market in the near term.

     o Do not require significant additional capital to get to market (relative to drug development, for example) and therefore lessen our capital needs.

     o Do not require regulatory approval to get to market, allowing the timing and control of market introduction to remain within our control.

ACTIVTox(R)and PREDICTIVTox(TM)- DRUG DISCOVERY AND IN VITRO TOXICOLOGY SYSTEMS

Objective

     We seek to eliminate unknown toxicity as a substantial risk in the development of new drugs.

Product Description

     ACTIVTox currently consists of our patented human liver cell line, C3A, paired with a series of in vitro toxicity kits to measure different aspects of liver toxicity. Together, the cells and tests provide information relevant to human liver toxicity which can be related to the structure of the molecules. PREDICTIVTox, being developed in conjunction with MDL Information Systems, a Reed Elsevier company, is a database of information from compounds, screened in the various assays under standardized conditions. The combined use of ACTIVTox and PREDICTIVTox allows chemists to organize and view the data in such a way as to make structural decisions about the molecules. This information can then be used as a guide to synthesize new compounds that maximize the therapeutic properties of the compound while minimizing its toxic liabilities.

     We are expanding ACTIVTox and PREDICTIVTox through the use of our PC(TM) technology. PC(TM) technology is based on technology relating to the derivation and use of pluripotent cells acquired from Plurion, together with technology developed by us. This latter technology covers the differentiation of pluripotent cells into other cell types and the creation of homogeneous cell lines that can be banked and used in the same reproducible manner as the ACTIVTox C3A cell line. PC(TM) technology will let us add genetically matched cell lines representing various tissues, such as heart, kidney, muscle and neuron. Using our system, pharmaceutical companies will be able to undertake comprehensive in vitro testing that will provide easily interpretable human data to minimize unforeseen toxicity.

     We have issued patents or pending patent applications covering these technologies, which are discussed under "Relevant Intellectual Property."

Background

     ACTIVTox and PREDICTIVTox provide a unified human test system for identifying and eliminating the toxic properties of new drug compounds. We believe that their use in early drug discovery can help reduce the extremely expensive failure of promising compounds in clinical trials and avoid product withdrawals where toxicity becomes apparent only after market introduction.

     Drug Development - Combinatorial chemistry and robot based screening have transformed drug discovery into a rational, high volume undertaking. A typical drug discovery campaign begins with the screening of either a large, random collection of compounds (on the order of 1 million) or a smaller collection (on the order of 100,000) when structural information about the target is available. In either case, thousands of compounds will be identified as "hits," that is, compounds that have some activity in the primary screen. Since only a few compounds (typically fewer than 10) can be moved on to the next round of development, it is imperative to accurately choose which compounds to advance, which "hits" have the best chance of becoming a drug. In lead development, thousands of variants of these 10 compounds will be synthesized in an attempt to optimize the therapeutic aspect of the molecules. Structure/activity relationships will be explored, where chemists relate the structure of the molecule to the improvement or decline of the desired properties of the drug. Eventually, a very few compounds will be entered into Phase 1 trials, the first test in humans. About 40% of all compounds that reach this stage will fail because of toxicity problems unrecognized before human trials.

     Toxicity is generally an off-target property of a drug - i.e., the drug affects something other than the desired biological system. Numerous studies have shown that, in most cases, the therapeutic properties of the drug can be separated from its toxic problems if the proper information can be obtained. ACTIVTox and PREDICTIVTox provide a system for both finding the information and then relating it to the structure of the molecules in an intuitive and straightforward way. Chemists can then eliminate the undesired properties while retaining the beneficial ones.

     Drug Toxicity - While drug toxicity can affect any organ, a few systems are more likely targets than others. The liver is the most common organ for drug toxicity both because of its position in the blood stream and the presence in the liver of a large array of drug metabolizing systems. The heart, kidneys, muscles and neurons are also frequent targets.

     The liver is positioned in the blood stream in such a way that anything that is absorbed by the intestine flows directly to the liver. Consequently, enzyme systems have evolved in the liver to protect the organism from toxins ingested in everyday foods, frequently found in plants. These enzymes are also active in drug metabolism. Liver metabolism is often the major determinant of the activity and/or half life of a drug in the bloodstream of a patient. A compound that is immediately taken up and destroyed by the liver will be useless as a therapeutic. Likewise, this metabolism often unmasks toxic properties concealed in the parent compound. Liver toxicity (hepatotoxicity) is consequently the most common toxic problem in new drug development. Examples of drugs that have been withdrawn from the market due to liver toxicity are Rezulin(TM) (for diabetes), Duract(TM) (for pain), and Posicor(TM) (for hypertension).

     Another common form of drug toxicity is QT prolongation. This is a change in the electrical activity of the heart that sometimes is a prelude to more serious problems. Several drugs, such as Seldane(TM) (for allergies), have been withdrawn because of this. Rhabdomyolysis, a serious muscle toxicity, and kidney damage are also common.

     Animal Testing - Most toxicity testing is still done by injecting compounds into animals, usually rodents. Animal testing is an expensive and frequently misleading exercise. Drug metabolism is specific to the animal being tested, and results in rodents do not necessarily translate to the human. Moreover, animal studies are time consuming and laborious. They are not compatible with modern, mechanized screening and cannot be used to direct new compound synthesis because they simply take too long.

     Other Cell Culture Systems - The major competition for ACTIVTox comes from primary cell cultures, that is, cells derived directly from the tissue of origin, such as the liver.

     Primary Hepatocyte Culture Systems - Hepatocytes are prepared from animal or human livers by treating the organ with a digestive enzyme to separate the cells from one another and to remove the connective tissue. The cells are then purified through a series of centrifugation and attachment steps. Finally, they are plated in dishes for use in experiments or frozen for use at a later time.

     Human tissue for this purpose is extremely limited. About 6,000 liver transplantations are performed each year, while there are over 15,000 people on the waiting list at any one time. Tissue that is used for cell preparations has been deemed unsuitable for transplantation. Moreover, it has been subjected to the massive drug treatment necessary to prepare an organ for donation. Primary hepatocytes from any source do not divide in culture and so must be continually harvested from fresh tissue. Human primary hepatocytes are an idiosyncratic resource that is sporadically available and irreproducible. Rat primary cultures are also popular but have many of the same problems, with the additional problem of coming from an animal source.

     Other Primary Cultures - Primary cell cultures from other tissues are available but most suffer from the same limited source material problem as hepatocytes.


Advantages of ACTIVTox

     We believe that there are a number of advantages to the use of cloned, human cell lines in drug discovery and toxicology:

     Human system - ACTIVTox uses human cells, not rodent cells. Standardization
- ACTIVTox is produced from cells stored in frozen cell banks. Culture is carried out under strict Quality Assurance/Quality Control guidelines and is documented at each stage of the process. ACTIVTox is reproducible. Available - Cultures are available on demand, as many or as few as required. High Throughput Compatible - ACTIVTox can be shipped in 96- and 384-well plates, compatible with any robotic screening system.

Advantages of PREDICTIVTox

     PREDICTIVTox is the first database of toxicology information collected for new chemical discovery that is directly related to the experimental system. This means that PREDICTIVTox is an open system where new compounds can be screened and added to the database to make the information more relevant to the customer. It offers the following advantages:

     Structure based information - All of the screening data is related directly to the structure of the molecule. This is crucial for revealing structure based toxicity. Anchored in known compounds - Several thousand compounds of known function and toxicity form the core of PREDICTIVTox. In this way, new compounds that have similar structures or toxicity data can be related to known compounds. This often leads to clues regarding the toxicity or ways to surmount it. Fully searchable - PREDICTIVTox is fully searchable on any field.

     ACTIVTox and PREDICTIVTox are the first coupled experimental system and database to provide structured data relevant to human drug toxicity. It is a reproducible system, relevant to the human and compatible with modern drug discovery technology.

The Market

     We can design ACTIVTox products for industrial researchers who require knowledge of the interactions of their compounds with the human liver to assess their safety and effectiveness. These are primarily drug discovery and development groups in major pharmaceutical companies (such as Boehringer Ingelheim), biotechnology companies (such as Genzyme), smaller pharmaceutical companies (such as Cumbre), and companies in the food supplement, nutraceutical and chemicals businesses.

     Each of these markets is motivated by common factors:

     High throughput compatibility - Mechanization of discovery has placed tremendous pressure on other parts of the development organization.

     Economy - Companies are under tremendous pressure to make their discovery investments more profitable.

     Applicability - Discovery and toxicology information must be directly applicable to human toxicity.

         Standardization - With increasing emphasis on quality standards, it is important for any test system to be reproducible and documented.

     Another factor that we believe could favorably influence the market for ACTIVTox and PREDICTIVTox comes from legislation enacted or pending in Europe. EU regulations currently prohibit the use of animals for testing pharmaceuticals if there is a "validated alternative" available, such as a cell based assay capable of giving the desired results. There is also pending legislation that would require all chemicals produced or imported into Europe in excess of a threshold amount to be tested for a variety of toxicities. At present, because of a lack of available cell based assays, animals would have to be used for this purpose in contravention of the purpose behind existing legislation attempting to reduce the use of animals. We believe that ACTIVTox and PREDICTIVTox may play a useful role in the implementation of this new legislation through testing and presentation of the information in a single, uniform environment.

Competition

     There are a number of other companies competing with us in this area:

     Multicell Technologies - This Worcester, MA, company uses an immortalized human hepatocyte cell line to carry out similar work.

     Gentest division, Becton Dickinson - This company competes with us in the general area of cell based assays but also has a number of non cell based systems for toxicology prediction.

     In Vitro Technologies - This company isolates and sells hepatocytes isolated from human livers.

THE TPro SYSTEM(TM), HUMAN SERUM PROTEIN PRODUCTION

Objective

     We seek to eliminate infectious disease as a risk factor in therapeutic protein products.

Product Description

     We can produce highly purified, human serum proteins that are chemically identical to the protein found in human blood but guaranteed pathogen free. We believe that this can be accomplished by harvesting the proteins naturally secreted by our C3A cell line and purifying them. The proteins to be harvested and purified include factor VIII, for hemophilia A, and factor IX, for hemophilia B.


Background

     Human serum proteins are used in a wide variety of therapeutic, diagnostic and manufacturing applications. Currently, they are either produced by recombinant DNA techniques or purified from pooled human plasma with its continuing risk of contamination by assorted viruses and pathogens. Especially outside the US, Europe and Japan, hepatitis B virus, human immunodeficiency virus and hepatitis C virus are common problems, and there is increasing concern about newly recognized pathogens, such as the Creutzfeldt-Jacob Disease agent ("CJD") and bovine spongiform encephalitis ("BSE" or "Mad Cow Disease").

     Most of the major proteins of the blood, with the exception of the immunoglobulins, are synthesized in the liver. Our C3A cell line is a human liver line and naturally produces all of these proteins. Moreover, the cells synthesize these proteins in quantities that are comparable to the natural liver.

     The TPro System, comprising the C3A cells, specialized cell culture medium and conditions, provides a pathogen free, controlled and economical source of these human proteins that we believe combines the best aspects of both recombinant programs and blood purification. Like recombinant programs, proteins produced in the TPro system are free of contaminants, such as viruses. Like blood purification, multiple proteins are produced in the same fluid, allowing us to amortize the cost over several products.

Advantages

     We believe that there are a number of advantages to producing therapeutic proteins using the TPro system:

     Pathogen Free - The major advantage is that proteins manufactured in this way can be guaranteed pathogen free. Our C3A cell line has been subjected to a battery of tests to insure that it is completely free of any known contaminants. We then produced a Master Cell Bank and Manufacturer's Working Cell Banks from these tested and documented cells. All production is carried out from these banks, eliminating concern about hepatitis viruses, CJD and other pathogens.

     Controlled, Renewable Source - Protein production is not dependent on human plasma collection and so is not subject to shortages and recalls.

     Economical - We believe that by using the TPro System, serum proteins can be produced at a very competitive cost.

     We expect that proteins purified from the TPro system will have the safety of protein produced by recombinant DNA methods and the cost advantage of proteins purified from blood.


The Market

     Factor VIII is the protein that is missing in hemophilia A, the most common type of hemophilia. In the United States and Europe, it is produced almost entirely by recombinant DNA methods and comprises a market of over $1 billion. In most of the world, Factor VIII is purified from donated blood.

     Factor IX deficiency is the cause of hemophilia B, a primarily male bleeding disorder affecting about 1 in 50,000 births in the United States. This is currently a $200 million market in the US.

     Antithrombin III, used in the control of blood coagulation, comprises a $125 million market. Another protein, alpha-1-antitrypsin, is used in the treatment of genetic deficiency and is a $225 million market.

     Albumin,   transferrin,   alpha-fetoprotein,   Factor  V,   fibrinogen  and
prothrombin are other commercially important proteins synthesized by the liver.

     These proteins will require some clinical testing before introduction to the market but we believe that this will be shortened by our ability to show that they are chemically identical to those found in blood. Our initial target markets will be India, South America and China where recombinant proteins are unavailable.

Competition

     The industry is dominated by a few large market participants. Almost all of the human serum proteins produced for therapeutic use are manufactured by a few large companies. Four of the largest are:

     ZLB-Behring - Formerly Aventis Behring, formerly Centeon.

     Baxter Healthcare - Baxter has purchased Immuno to create one of the largest suppliers of serum proteins. Bayer Corporation - Bayer recently divested itself of much of its protein business, retaining only recombinant Factor VIII.

     Wyeth - The leading producer of recombinant Factor IX.

THE ARTIFICIAL LIVER(TM)

         Objective - We seek to eliminate deaths due to acute liver failure.

Product Description

     The Artificial Liver(TM) consists of approximately 200 grams of liver cells cultured in a hollow fiber device identical to those used for hemodialysis. Each device contributes about 20% of total adult liver function. The device will be connected to the blood stream of the patient exactly as is done in standard hemodialysis. Blood passes down the center of the fibers but remains separated from the cells in the device. Small molecules, such as toxins, diffuse through the fibers and are taken up by the liver cells. There, the molecules undergo the normal metabolic processes associated with the liver. The metabolites then pass back through the fibers and into the bloodstream. In this way, we expect to be able to restore the natural metabolic balance of the patient, stabilizing their disease either until their own liver can recover or until they can be transplanted.

Background

     Liver disease is one of the leading causes of morbidity and mortality worldwide. There are nearly 500,000 patients in the United States with some form of liver disease. Chronic liver disease is the most common and is caused by deposition of scar tissue resulting from repeated rounds of injury by viruses or alcohol, for example. Blood flow through the liver is disrupted by the scar tissue and so less and less of the blood passes through the liver, allowing toxins to increase. This is a progressive disease and end stage cases of chronic liver disease can only be cured through liver transplantation.

     Acute liver disease arises in patients with no previous history of the disorder. Most cases of acute liver disease in the United States are caused by drug reactions or hepatitis virus infection and in some percentage of cases, the disease can become life threatening. Fulminant hepatic failure ("FHF"), the most severe and acute form of liver disease, has a mortality of over 80% in the absence of liver transplantation. Transplantation only reduces this figure to 50%. There are approximately 2,000 cases of FHF in the United States every year. There are a similar number of cases in Europe and Japan and slightly more in the Far East and China.

     Liver Transplantation is Not the Answer - Liver transplantation has become a popular and effective form of therapy for all forms of end stage liver disease but it suffers from several serious drawbacks. It is the single most expensive surgical procedure with first year costs averaging $250,000 and yearly costs of $20,000 thereafter.

     It is severely organ limited. As physicians have become more familiar with transplantation and immunosuppression has improved, demand for transplantation has risen. Transplant centers have proliferated, yet despite continuous organizing and publicity, waiting time to receive a donor organ has lengthened to over 2.25 years. There were only 6,169 liver transplantations performed in the US in 2004, with 17,424 on the waiting list as of August 2005. Even if patients are lucky enough to be transplanted, they then face the complications of lifelong immunosuppression.

     Finally, there is no means to hold a patient until a suitable organ becomes available. Patients awaiting a kidney can be placed on dialysis more or less indefinitely. No such luxury is afforded the liver patient, where 1,791 US patients died without receiving an organ in 2004.

     These facts present a serious threat to the patient with fulminant hepatic failure. FHF is rapidly progressive; patients can move from diagnosis to coma and death within a few days. Moreover, even though 80% will die, 20% recover spontaneously. These patients recover fully and go on to have a normal life expectancy. The liver has a remarkable ability to regenerate itself after injury. Physicians are therefore faced with the paradoxical situation of being forced to transplant patients who have a possibility of recovering on their own, sparing the organ for someone else.

Advantages

     We believe that an artificial liver could have a significant positive effect on liver disease. Very ill patients could be stabilized, even as their disease progresses. In severe viral hepatitis, the liver is destroyed by the patient's own immune system attacking the virus on the cells. When the functional liver mass falls below some critical level, the patient becomes very unstable, with rapid declines in blood pressure and sugar and rapid increases in assorted toxins. Artificial livers could maintain the patients' vital functions, even as their own livers continued to be destroyed. A hallmark of these acute viral attacks is that they end relatively quickly, most times within several days. If the patients can survive this period, their livers will regenerate and they recover fully. We believe that an artificial liver can allow the patients the time they need to survive this critical period without transplantation.

     We believe that there are a number of specific advantages to the Artificial Liver(TM):

     Human cell based - Several of the other companies working in this area are using animal liver cells to fill their device. Our device is based on human liver cell to be produced using our PLURICell technology.

     Simple to use - The Artificial Liver(TM) works exactly like continuous veno-venous hemodialysis, a common hospital based form of hemodialysis. A catheter is inserted into one of the large veins of the neck, blood is pumped through the device in a continuous loop back to the patient. Other devices in competition use more complicated processes to first remove the cells from the blood and perfuse the device with serum. This is more complicated and less effective.

     Large functional mass - The cells that form the basis of the Artificial Liver(TM) will be cultured directly in the device. In this way, the cells grow to completely fill the inside of the cartridge. Other competing devices first attach the cells to cell culture beads, since their cells are unable to grow. These beads take up much of the space that could be used by cells, resulting in less functional mass per device.

The Market

     Artificial Liver Addresses an Unmet Clinical Need in a Large Market - Currently there is no method for supporting a patient with end stage liver disease similar to hemodialysis. From National Morbidity and Mortality Tables, there are nearly 500,000 patients with some form of liver disease in the United States. There are almost 50,000 deaths per year attributable to liver disease.

     We have used the table shown below, using data from the 2003 National Hospital Discharge Records, to calculate the possible number of patients who might benefit from ELAD (extracorporeal liver assist device) therapy.



---------------------------------- ------------------------ ------------------------ ------------------------
                                            Hospital                 Potential                Potential
                                   Admissions per Year      ELAD Patients            Market for ELAD
---------------------------------- ------------------------ ------------------------ ------------------------
         Acute  necrosis  of  the           25,000                   50%                      12,500
         liver
---------------------------------- ------------------------ ------------------------ ------------------------
---------------------------------- ------------------------ ------------------------ ------------------------
         Hepatorenal syndrome               9,000                    75%                      6,750
---------------------------------- ------------------------ ------------------------ ------------------------
---------------------------------- ------------------------ ------------------------ ------------------------
         Chronic liver disease              421,000                  2.5%                     10,525

---------------------------------- ------------------------ ------------------------ ------------------------
---------------------------------- ------------------------ ------------------------ ------------------------
         Acute          alcoholic           44,000                   10%                      4,400
         hepatitis
---------------------------------- ------------------------ ------------------------ ------------------------
---------------------------------- ------------------------ ------------------------ ------------------------
         Transplants                        6,169                    10%                      616
---------------------------------- ------------------------ ------------------------ ------------------------
---------------------------------- ------------------------ ------------------------ ------------------------
         Malignant neoplasms                13,000                   10%                      1,300
---------------------------------- ------------------------ ------------------------ ------------------------
---------------------------------- ------------------------ ------------------------ ------------------------
         Hepatic coma                       62,000                   25%                      15,500
---------------------------------- ------------------------ ------------------------ ------------------------
---------------------------------- ------------------------ ------------------------ ------------------------
                                                                     TOTAL                    51,591
---------------------------------- ------------------------ ------------------------ ------------------------

Competition

     There are several other groups in competition to develop a liver assist device:

     VitalTherapies - Vital Therapies is continuing development of their liver cell based ELAD. They are located San Diego, CA. Vesta

     Therapeutics - This group, associated with Lola Reid, PhD at the University of North Carolina, is directed toward isolating stem cells from the liver with the intention of surmounting the adult hepatocyte's inability to divide in culture. CellECT Bio - This company was formed in Pittsburgh and is based on the work of Drs. Michalopolous and Block from the University of Pittsburgh. They have developed a method and culture medium which allows the limited proliferation of primary hepatocytes in culture. This work is in early stages of development.

     Hemocleanse - This company was founded by Stephen Ash, MD. They have developed a new form of dialysis system which has certain advantages over conventional systems. They have used this system in combination with charcoal hemoperfusion columns to treat patients with acute liver failure.

     Multicell  Technologies  -  This  group  has   conditionally   immortalized
          hepatocytes and a liver stem cell technology, similar to Vesta above.

     There are several additional groups at various research centers throughout the world.


The In Vitro Human(TM)Project - DIFFERENTIATED CELL LINES DERIVED FROM HUMAN
                                STEM CELLS

         We are in the process of developing a series of genetically matched, differentiated cell lines using our proprietary PC(TM) technology. These are cells corresponding to individual cell types, such as the heart, muscle, etc. but which are developed from the same stem cell line. In addition to their use in ACTIVTox and PREDICTIVTox, and the Artificial Liver, we believe that there are a number of significant applications of these cells. One such application is in the production of a fully human system for the production of antibodies. Others are in the area of cell therapy and regenerative medicine. We believe that these may develop into significant markets, but we are in the very early development stages of these programs. There are a number of other stem cell based companies that are pursuing similar strategies, such as Geron, Advanced Cell Technologies and StemCells.

TECHNOLOGY AND INTELLECTUAL PROPERTY

     We have a comprehensive intellectual property strategy consisting of patents, trademarks, trade secrets and know how.

     Patents provide a public record of our innovation and invention and are an important tool in the search for investors and corporate partners. It is our intention to use patents to stake out an area of expertise, the use of human cell lines in toxicology and cell therapy. Biotechnology patents, however, frequently require the inventor to reveal more than is desired and often point out the means for bypass. Cell lines and DNA constructs have to be deposited at the American Type Culture Collection, undermining control of the deposit by the corporation. We have adopted the strategy of breaking each product into its component parts, patenting some and keeping others as trade secrets. In general, our strategy will be to patent cell lines and keep the medium formulation and the manufacturing process as trade secrets. Combined with our manufacturing expertise, our intellectual property portfolio should present a formidable impediment to effective competition.

The C3A Cell Line

     The biological component of our initial products is the human hepatocyte cell line C3A (Kelly, US Patent #5,290,684, assigned to the Baylor College of Medicine). C3A was established from a human hepatoblastoma and selected for adult liver-specific function. It exhibits a number of properties not previously found in liver cell lines, making it much more like an actual human liver cell.

     In each instance, the cells perform about as well on a per gram basis as do normal liver cells. In addition, we expect that our specialized knowledge about liver biology and cell culture will allow us to accomplish things that would be beyond the reach of less skilled investigators.

     We have exclusive, world-wide licenses to the use of C3A for in vitro toxicology applications, for protein production and research applications.

Differentiation of Stem Cells

     We recently filed a patent application describing the use of tissue specific, reversible transformation as a mechanism to identify differentiated cells derived from any stem cell population. As described in the ACTIVTox section of this document, we expect this technology to be particularly useful in the identification of cells derived from human embryonic stem cells.

     Controversy surrounds this area of experimentation. As one of his first acts as President in 2001, George W. Bush imposed a moratorium on the creation of new stem cell lines and limited NIH funding to work utilizing a handful of cells created before the date of the announcement. This moratorium has significantly slowed progress in this field.

     We have no desire to be involved in this controversy. While most of the work published to date using human embryonic stem cells has concentrated on cells derived from a blastocyst, another type of cell, one derived from primordial germ cells, has functionally equivalent properties. These cells, derived from aborted tissues, are specifically excluded from the moratorium and can be derived and used without constraint. These are the cells covered in the Hogan patents for which we have acquired licenses with our acquisition of Plurion's assets.

     Finally, the use of tissue from aborted fetuses for research purposes has been explicitly approved by the United States Congress (NIH Health Revitalization Act of 1993, Public Law 103-43, Sect. 111, 107) and under more recent Executive Orders. We believe that means that these cell lines, once derived, are eligible for use in NIH approved and funded studies. Newly derived, human embryonic stem cell lines, usable for human therapy, will be a valuable commodity in themselves, as well as for the differentiated cell lines that can be derived from them. It is our intention to make these cells available to the scientific community. This serves our purposes in helping to make our cell lines a standard in the field.

Relevant Intellectual Property

1. License to the C3A cell line for use in drug screening and metabolism - Exclusive, royalty bearing license to US Patent # 5,290,684, "Permanent human hepatocyte cell line and its use in a liver assist device (LAD)",
     Inventor: James H. Kelly; Assignee: Baylor College of Medicine. License dated 10/3/95 between Hepatix, Inc. and Amphioxus Cell Technologies, Inc., and between the Baylor College of Medicine and Amphioxus Cell Technologies, Inc., dated 12/13/96.

2. License to the C3A cell line for use in protein production - Exclusive, royalty bearing license to US Patent # 5,290,684, "Permanent human hepatocyte cell line and its use in a liver assist device (LAD)", Inventor:
     James H. Kelly; Assignee: Baylor College of Medicine. License dated 12/13/95 between the Baylor College of Medicine and Amphioxus Cell Technologies, Inc.

3. License to the production and use of human pluripotent cells, including what the art described as embryonic germ (EG) cells - Exclusive, fully paid license to US Patents #5,453,357, #5,670,372, #5,690,926 and #6,251,671,
     variously titled "Pluripotent embryonic stem cells and methods of making same", Inventor: Brigid L. Hogan. Assignee: Vanderbilt University.

4. US Patent #5,639,618, "Method of isolating a lineage specific stem cell in vitro", Inventor: David A. Gay, Assignee: Plurion, Inc.

5. US Patent Application, Docket Number 16016.0007U1, "Differentiation of Stem Cells", Inventor: James H. Kelly, Assignee: Amphioxus Cell Technologies.

6.   Formula for various ACT cell culture media.

7.   Procedures and Specifications for manufacture of the ACTIVTox system.

8.   Registered trademark on the name ACTIVTox.

9.   Copyright to the data comprising PREDICTIVTox.


Competition

     Patent conflicts are common in biotechnology. The area of stem cell biology is a crowded patent field. There are a number of institutions that hold patent rights in this field including the University of Wisconsin (WiCell), Geron, Inc., and Johns Hopkins University. The University of Wisconsin patents and most of the Geron patents are directed to stem cells derived from the blastocyst. The work that we are doing is therefore outside these patents. Johns Hopkins University has patents directed to human embryonic germ cells. The Hogan patents, assigned to Vanderbilt University and licensed to us through the Plurion acquisition were filed long before the Hopkins patents. Consequently, the Hopkins patents, if valid, are narrower in scope and cannot block the Plurion method and cells described in the Plurion patents. We are confident that practicing the methods described in the Plurion patents give us freedom to operate in this area of biology. To the extent the methods in the Hogan patents are modified or improved, we believe various additional strategies can potentially be utilized to avoid competitive patent positions.

Employees

     As of March 31, 2006, the Company had 14 employees, four of whom work less than full time.


Cautionary Statements

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

     Except for the historical information presented in this document, including financial information for the two fiscal years ended December 31, 2005 and December 31, 2004, this Annual Report on Form 10-KSB, including the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and documents and information incorporated by reference into this Annual Report on Form 10-KSB contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

     We caution you that no statements contained in this Annual Report on Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. We urge you to carefully review and consider the various disclosures made by us in this Form 10-KSB that attempt to advise interested parties of the risks and factors that may affect our business and the market for our stock.


                                    RISK FACTORS

We are at an early stage of development

     We are an early stage company. We have not yet developed any substantial market for our primary products. Our principal revenues have been contract research and testing and consulting services for other companies, which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market our drug discovery and toxicology testing and other products. While we have successfully developed the C3A human liver cell line for drug screening and in vitro toxicology applications, we have to date not developed other cell lines. No assurance can be given that our product research and development efforts will be successfully completed or that any products, if developed and introduced, will be successfully marketed or achieve market acceptance.




We have a history of operating losses, and our future profitability is uncertain

     We have experienced significant operating losses since our inception and have generated minimal revenues from operations. As of December 31, 2005, our accumulated deficit was 137,126,448. To date, we have been dependent on capital infusions for financing. Our ability to achieve a profitable level of operations is dependent in large part on marketing our existing product, completing development of our potential products and making the transition to commercializing such products. No assurance can be given that our product research and development efforts will be completed, that any products will be manufactured or marketed or that profitability will be achieved. We will likely require additional funds to achieve profitable operations.


     We may not be able to commercially develop our technologies and proposed product lines, which, in turn, would significantly harm our ability to earn revenues and result in a loss of investment


     Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions, the success of our research and pre-clinical and field testing, the availability of collaborative partners to finance our work in pursuing applications of our technology and technological or other developments in the biomedical field which, due to efficiencies, technological breakthroughs or greater acceptance in the biomedical industry, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse affect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues and could result in a loss of any investment in us.

     If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably

     We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other biotechnology, agricultural, pharmaceutical or other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

We have limited marketing experience and capacity

     Although we believe that the market for our products constitutes a small and manageable number of parties, currently we have minimal sales and marketing employees. To the extent that we determine not to, or are unable to, enter into collaborative agreements or to arrange for third party distribution of our potential products, significant additional resources may be required to develop a marketing and sales force. Should we elect to license or sell products to distributors, a significant portion of the profits from such products may be realized by such licensees or distributors, rather than by us.

We are dependent on Dr. Kelly and other key personnel

     Our ability to develop our business depends upon our attracting and retaining qualified management and scientific personnel, including consultants and members of our scientific advisory board. As the number of qualified scientists is limited and competition for such personnel is intense, there can be no assurance that we will be able to attract or retain such persons. In particular, we will be dependent upon the continued services of Dr. James H. Kelly, Chief Executive Officer and a Director of the Company. The loss of key personnel, such as Dr. Kelly, or the failure to recruit additional key personnel could significantly impede attainment of our objectives and have a material adverse affect on our financial condition and results of operations. Dr. Kelly does not have an employment agreement with us.

We may not be able to  effectively manage the growth of our staff

     Our business plan calls for increasing our staffing levels in the future. Our ability to execute our strategies will depend in part upon our ability to integrate such new employees into our operations and fund such added costs. Our planned activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel in areas such as manufacturing and marketing. The inability to acquire such services or to develop such expertise could have a material adverse impact on our operations.

We are dependent on the validity of our patents

     Our success depends in part on our ability to obtain or maintain patent protection for our proprietary products and to preserve our trade secrets related to drug screening and other uses of the C3A cell line and the production and use of other cell lines developed from pluripotent cells. We have obtained one patent, have exclusive license rights to five additional patents and have submitted one more patent application relating to the existing patent and one new patent application family. Any present or future patents may not prevent others from developing competitive products. Moreover, the Hogan patent we license from Vanderbilt University has a term that expires in 2012 and is limited to the United States. No assurance can be given that our patent application will be approved, that any current or future patents will provide us with competitive advantages for our products, or that they will not be successfully challenged or circumvented by competitors. While we believe that the methods described in our patents will provide us freedom to operate our business without infringing patent rights or other intellectual property held by other entities, we have not conducted an exhaustive patent search and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to market our products or modifications or improvements to our products. If other companies were to
successfully   bring  legal  actions   against  us  claiming   patent  or  other
intellectual property right infringements, in addition to any potential liability for damages, we could be required to obtain a license to continue to use the affected process or to manufacture or use the affected product or may be required to cease using such products or processes. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, or at all. There could be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our financial and human resources, regardless of the outcome of such litigation.

         Our licensing agreements with Baylor College of Medicine and Vanderbilt University potentially require us to expend significant amounts to prosecute infringement cases to maintain our exclusivity under such agreements. There can be no assurance that we will have the funds sufficient to continue our rights under such agreements, or to commercialize the licensed technology.

     We also rely on trade secrets and proprietary know-how which we seek to protect, in part, by confidentiality agreements with our employees, consultants and others. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or independently developed by competitors.

     Restrictions on the use of human embryonic stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas or, alternatively, could broaden competition for federal funding


     Our most important programs involve the use of PC(TM) cells that are derived from aborted fetuses. Use of PC(TM) cells is not as widely accepted in the scientific community as the use of embryonic stem cells. Moreover, the use of PC(TM) cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. In the event that our research related to human PC(TM) cells becomes the subject of adverse commentary or publicity, the market price for our Common Stock could be significantly harmed. Many research institutions have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using PC(TM) cells, thereby impairing our ability to conduct research in this field.


     Potential and actual legislation and regulation at the federal or state level related to our technology could limit our activities and ability to develop products for commercial sales, depriving us of our anticipated source of future revenues. Alternatively, a relaxation of existing limits on federal funding of laboratories using embryonic stem cells other than certain pre-existing cell lines could result in more competition for federal funding. While we believe our two liver cell lines are adequate for our current commercial objectives, and while we are not aware of any pending legislation that would affect our ability to utilize those cell lines or to use PC(TM) cells, any future or additional government-imposed restrictions in these or other jurisdictions with respect to use of human PC(TM) cells in research and development could have a material adverse effect on us by, among other things:

     o    harming   our  ability  to   establish   critical   partnerships   and
          collaborations,

     o    delaying or preventing progress in our research and development,

     o limiting or preventing the development, sale or use of our products, and

     o    causing a decrease in the price of our stock.

We face potential product and professional liability exposure

     We face an inherent business risk of exposure to product liability claims if the use of products manufactured by us results in adverse effects. We may also face professional liability as a result of our contract research and other services. While we will continue to attempt to take appropriate precautions, there can be no assurance that we will avoid significant exposure to such liabilities. Because we have not yet sold any products except for research purposes, and because of the expense of insurance, we do not carry product or professional liability insurance. While we intend to obtain product liability insurance at such time as our operations require it, subject to our ability to pay for such insurance, we do not currently intend to obtain professional liability insurance. There can be no assurance that any coverage which we may obtain will be adequate or that adequate insurance coverage will be available at acceptable cost, if at all, or that a product or professional liability claim would not materially adversely affect our business or financial condition. We may lack the resources to defend ourself or our employees, officers or directors against any product liability or professional liability claims.


There is a limited market for the Common Stock

     As a result of the absence of any listing on the National Association of Securities Dealers Automated Quotation system ("Nasdaq") or a national securities exchange, the trading market for the Common Stock is currently limited to the OTC Bulletin Board, and if it were delisted from the OTC Bulletin Board, its trading market would be limited to the "pink sheets." So long as the Common Stock is not listed on Nasdaq or any exchange and the bid price for the Common Stock remains below $5.00 per share, the Common Stock will be subject to additional federal and state regulatory requirements. Among other things, broker-dealers will be required to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's consent prior to any transaction in the Common Stock. Also, the Company's securities are considered "penny stocks," which requires additional disclosures in connection with trades in such securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such restricted market and additional regulatory requirements limit the liquidity of the Company's securities, as well as adversely affect the ability of the Company to raise additional financing through issuances of its securities.

Additional  offerings  of  securities  by the Company may be dilutive to current
shareholder   interests   and  may  not  be   available   on   favorable   terms


     As of March 31, 2006, the Company has approximately $2.8 million of cash and cash equivalents, which management of the Company believes will be sufficient to fund the Company's operations for at least 12 months. The Company may have to engage in subsequent offerings to raise additional capital at available prices, which may be substantially dilutive to the holdings of the shareholders. There can be no assurances, in any event, that the Company will be able to raise sufficient funds to continue its operations or pursue its business objectives. In addition, any disruption in the availability of funds may jeopardize relationships with customers, suppliers and personnel and adversely affect the Company's ability to achieve its business objectives.

Absence of sufficient authorized shares of Common Stock

     The Company has only 55 million shares of Common Stock authorized for issuance. However, as a result of the Merger and the other transactions completed concurrent with the Merger, the Company has approximately 1.3 billion shares of Common Stock either outstanding or issuable upon conversion or exercise of outstanding securities. Moreover, pursuant to the Subscription Agreements, the Company will incur substantial penalties if it fails to obtain shareholder approval to increase the authorized Common Stock to two billion shares by January 31, 2007. While the Company believes that complying with this timeframe is feasible, there can be no assurance that it will be able to do so, and any failure could adversely affect the Company and the market for its Common Stock.

Volatility of Stock Price

     The securities of biotechnology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. Announcements of technological innovations for new commercial products by us or our competitors, developments concerning proprietary rights or general conditions in the biotechnology and health industries may have a significant effect on our business and on the market price of the Common Stock. Sales of shares of Common Stock by existing security holders could also have an adverse effect on the market price of the Company's securities, given the limited trading and low price of its securities.

Control by Insiders; Conflicts of Interest

     The present officers and directors and founding shareholders of Amphioxus own a majority of the voting power of the outstanding Common Stock and Series 1 Preferred taken as a single class. Therefore, they can, and for the foreseeable future will be able to, elect the entire Board of Directors of the Company and to govern its affairs, including whether it enters into any mergers, consolidations, asset sales or acquisitions and other extraordinary transactions. Mark Germain, a director of the Company, has interests in other companies in the biotechnology industry and, while he is not aware of any such situations currently, could be presented with circumstances in which the interests of such other companies may be contrary to the interests of the Company.

Anti-Takeover Provisions

     The Board of Directors of the Company has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, terms of redemption (including sinking fund provisions), conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by stockholders. The Board of Directors may, therefore, in the future issue preferred stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock or Series 1 Preferred. In addition, the issuance of any such preferred stock, as well as certain statutory provisions of Delaware law, could potentially be used to discourage attempts by others to obtain control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly.

Absence of Dividends; Dividend Policy

     The Company has not paid any dividends on the Common Stock since its formation. The Company does not currently intend to pay any dividends upon the Common Stock in the foreseeable future and anticipates that earnings, if any, will be used to finance the development and expansion of its business. The Company's ability to pay dividends on the Common Stock will be limited by the preferences of any preferred stock which may be outstanding from time to time and may be limited by future indebtedness. Moreover, the terms of the Series 2 Preferred prevent the payment of any dividends on the Common Stock as long as there are any accrued but unpaid dividends on the Series 2 Preferred. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors, including the Company's contractual obligations.

Possibility of Impediment to Listing of Common Stock

     Margie Chassman beneficially owns approximately 215,962,468 shares of Common Stock, or approximately 21% of the issued and outstanding Common Stock, assuming conversion of all outstanding Series 1 Preferred and the conversion of all other convertible securities held by Ms. Chassman and the exercise of all outstanding warrants, options and other rights granted by the Company and held by Ms. Chassman. Ms. Chassman is the wife of David Blech, who disclaims beneficial ownership of such securities. Notwithstanding such disclaimer, Mr. Blech may be deemed to own or control a sufficient number of shares of Common Stock to assert effective control over the business and affairs of the Company, including but not limited to having sufficient voting power to control the election of its Board of Directors and, in general, to substantially determine the outcome of any corporate transaction or other matters submitted to the stockholders of the Company for approval, including mergers, consolidations or the sale of substantially all of the Company's assets or preventing or causing a change in the control of the Company. In addition to Mr. Blech's potential ability to control the affairs of the Company, that potential control may deter other potential financing sources from making an investment in the Company.


     In May 1998, David Blech pled guilty to two counts of criminal securities fraud, and, in September 1999, he was sentenced by the U.S. District Court for the Southern District of New York to five years' probation. Mr. Blech also settled administrative charges by the Securities and Exchange Commission in December 2000 arising out of the collapse in 1994 of D. Blech & Co., a broker-dealer of which Mr. Blech was President and sole stockholder. Such settlement prohibits Mr. Blech from engaging in future violations of the federal securities laws and from association with any broker-dealer. In addition, the District Business Conduct Committee for District No.10 of NASD Regulation, Inc. reached a decision, dated December 3, 1996, in a matter styled District Business Conduct Committee for District No. 10 v. David Blech, regarding the alleged failure of Mr. Blech to respond to requests by the staff of the National Association of Securities Dealers, Inc. ("NASD") for documents and information in connection with seven customer complaints against various registered representatives of D. Blech & Co. The decision found that Mr. Blech failed to respond to such requests in violation of NASD rules and that Mr. Blech should, therefore, be censured, fined $20,000 and barred from associating with any member firm in any capacity. Furthermore, Mr. Blech was discharged in bankruptcy in the United States Bankruptcy Court for the Southern District of New York in March 2000.

     In the event the Company seeks to list its shares on a securities exchange or on Nasdaq, whether or not in connection with a public offering of the Company's securities, Nasdaq or the exchange(s) to which a listing application is made may refuse to grant such listing or may require as a condition thereof that David Blech and persons associated with him dissociate themselves from the Company. As a result, the Company may be precluded from having its securities listed on any exchange or Nasdaq. Further, trading in the Company's securities may be restricted to the OTC Bulletin Board, which is a less liquid market than the established exchanges and Nasdaq.



Item 2.  Description of Property.

     The Company has a one-year lease for approximately 400 square feet of office space located in Scotch Plains, New Jersey 07076. The Company's wholly owned subsidiary, Amphioxus, leases approximately 3,800 square feet of office space and 5,700 square feet of laboratory space in Houston, Texas. The lease expires in August 2008. Stem Cell Innovations BV, a wholly owned subsidiary of Amphioxus, leases approximately 5,000 square feet of office space and 5,000 square feet of laboratory space in Leiden, Netherlands. The lease expires in February 2016. A description of the Company's lease commitments is described in
Note 11 of the Notes to Consolidated Financials Statements.


Item 3.  Legal Proceedings.

     The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Common Stock is currently traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol SCLL. Until February 2006, the Common Stock was quoted under the symbol IFSC. The following table sets forth for each period indicated, the high and low bid prices for the Common Stock as reported on by the Pink Sheets LLC until August 2005 and the OTC Bulletin Board subsequent thereto.


                             2 0 05                         2 0 0 4
                             ------                         -------

Quarter                  High         Low                High         Low

First                   $0.07        $0.02              $0.08        $0.03
Second                   0.16         0.04               0.08         0.03
Third                    0.19         0.11               0.03         0.01
Fourth                   0.26         0.12               0.04         0.01


As of February 1, 2006, the Company had 480 stockholders of record.

The Company has not declared or paid any cash dividends on the Common Stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company currently expects to retain future earnings, if any, for the development of its business. Dividends may be paid on the Common Stock only if and when declared by our board of directors after payment of all accrued dividends on the Series 2 Preferred.


Item 6.  Management's Discussion and Analysis or Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing in this Annual Report on Form 10-KSB.


Overview

     The Company (formerly Interferon Sciences, Inc. ("ISI")) was incorporated in the state of Delaware in 1980. Until March 11, 2003, ISI was a biopharmaceutical company which studied, manufactured, and sold ALFERON N Injection(R), a highly purified, multi-species, natural-source alpha interferon product. ALFERON N Injection is approved by the United States Food and Drug Administration ("FDA") for the treatment of certain types of genital warts. On March 11, 2003, ISI sold its ALFERON N Injection business to Hemispherx Biopharma, Inc. On October 17, 2003, ISI and Amphioxus Cell Technologies, Inc. ("ACT"), a cell biology company based in Houston, Texas, entered into a letter of intent pursuant to which a wholly owned subsidiary of ISI would acquire ACT. Pursuant to the terms of the Agreement and Plan of Merger dated February 14, 2006 (the "Merger Agreement") by and among the Company, Amphioxus Cell Technologies, Inc. ("Amphioxus") and a wholly-owned subsidiary of the Company, Amphioxus Acquisition, Inc. ("Acquisition Sub"), Amphioxus merged with and into Acquisition Sub (the "Merger"), such that Acquisition Sub was the surviving corporation, changed its name to Amphioxus Cell Technologies, Inc. and became a wholly-owned subsidiary of the Company.


     We are a cell biology company focused on (1) the sale and marketing of our proprietary C3A human liver cell line for use in drug discovery and toxicology testing, (2) the scale up and eventual sale and marketing of various proteins produced by our C3A human liver cell line and (3) the exploitation through licenses, collaborations or partnerships of our patents and patent applications relating to human pluripotent cells, and the use of our proprietary PC(TM) cells for a variety of purposes including, without limitation, differentiating them into other cell types to be used for in vitro drug discovery and toxicology testing, and in vivo and ex vivo therapeutic purposes. In connection with the C3A human liver cell line we have developed a core structure/activity database that allows scientists to predict potential toxicity of compounds based on their structure, and intend to expand this database by screening additional compounds against the C3A cell line, and by screening the same library of compounds against additional cells types derived from our PC(TM) cells. We also intend to create a genomics database predictive of toxicity based on the up or down regulation of genes caused by compounds, based on screening the same library of compounds used to create the structure/activity database. Together, we expect our cell based assays and related databases to be valuable integrated tools to the pharmaceutical, dietary supplement, nutraceutical and chemical industries. To date we have well characterized only the C3A human liver cell line and created the related core database, and have commenced marketing of the C3A cell line as a product or screening service. Additional research and funds will be required to derive and characterize additional cell types and create the expanded databases, as well as the other uses for the additional cell types. We have not entered into any licenses, collaborations or partnerships relating to our PC(TM) cells.


Liquidity and Capital Resources

During December 2005, the Company completed the sale of its New Jersey tax loss carryovers and received $303,579, which was recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statements of Operations for the year ended December 31, 2005.

In connection with the Merger, on February 14, 2006, the Company also completed a private placement of notes and warrants to accredited investors pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible into 78,333,333 shares of Common Stock and Warrants to purchase 39,166,666 shares of Common Stock at an exercise price of $.06 per share. On the same date the Company completed another private placement of $1,563,500 of Series 1 Preferred convertible into 52,116,667 shares of Common Stock and Warrants to purchase an additional 26,058,333 shares of Common Stock. After fees and expenses of approximately $616,350, the Company received net proceeds of approximately $3,297,150, from the private placements.

At March 31, 2006, the Company had approximately $2.8 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

Following the Merger which took place on February 14, 2006, the Company intends to carry on the business of ACT. Based on the Company's estimates of revenue and expenses, which include those attributable to ACT's business, management believes that the cash presently available will be sufficient to enable the Company to continue its activities through May 31, 2007. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.

The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.


Results of Operations

Year Ended December 31, 2005 Versus Year Ended December 31, 2004

For the year ended December 31, 2005 (the "2005 Period") and December 31, 2004 (the "2004 Period"), the Company earned royalties in the amount of $57,289 and $63,711, respectively, from the sale of ALFERON N Injection by HEB.

General and administrative expenses for the 2005 Period were $1,208,877 as compared to $924,647 for the 2004 Period. Of the $284,230 increase, $310,305 resulted from a charge taken for potential antidilution obligations relating to certain warrants. In addition, increases in certain operating expenses during the 2005 Period as compared to the 2004 Period were more than offset by the elimination of depreciation expense and property taxes in the 2005 Period.

Interest income for the 2005 Period was $23,023 as compared to $58,078 for the 2004 Period. The decrease of $35,055 resulted from interest, which was no longer accrued on the loan to Amphioxus.

Interest expense for the 2005 Period was $22,500 as compared to $25,269 for the 2004 Period. The decrease of $2,769 was due to the interest expense on certain convertible notes which were repaid in the 2004 Period.

The Company recorded a provision for an uncollectible loan and interest receivable of $533,193 in the 2004 Period resulting from the uncertainty of the collectibility of the notes and related interest due from Amphioxus. See Note 5 of Notes to Consolidated Financial Statements.

For the 2004 Period, the Company recorded a gain on the sale of assets to HEB of $2,875,282.

For the 2004 Period, the Company recorded a gain on the sale of Hemispherx common stock of $270,048.

During the 2005 Period, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $303,579, which is recorded as an income tax benefit in the 2005 Period. For the 2004 Period, the Company recorded $47,000 of income tax expense based upon the alternative minimum tax for federal tax purposes and for state income taxes.

As a result of the foregoing, the Company incurred a net loss of $847,486 and earned net income of $1,737,010 for the 2005 and 2004 Periods, respectively.

Recently Issued Accounting Standards

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 31, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company believes the adoption of SFAS 123R will have a material impact on its results of operations, if stock options are granted in future years. Currently, the Company does not have any employee stock options outstanding.



Item 7.  Financial Statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page

Report of Independent Registered Public Accounting Firm                                     24

Financial Statements:

Consolidated Balance Sheet - December 31, 2005                                              25

Consolidated Statements of Operations - Years ended
      December 31, 2005 and 2004                                                            26

Consolidated Statements of Changes in
      Stockholders' Equity (Capital Deficiency) -
      Years ended December 31, 2005 and 2004                                                27

Consolidated Statements of Cash Flows - Years ended
      December 31, 2005 and 2004                                                            28

Notes to Consolidated Financial Statements                                                  29



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stem Cell Innovations, Inc.


We have audited the accompanying consolidated balance sheet of Stem Cell Innovations, Inc. and subsidiary (the "Company") as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Stem Cell Innovations, Inc. and subsidiary as of December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



Eisner   LLP



New York, New York
March 13, 2006


                   STEM CELL INNOVATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005




ASSETS
Current assets
  Cash and cash equivalents                             $   1,296,747
  Other Receivables                                            43,830
  Prepaid expenses and other current assets                    11,624
                                                        -------------
Total current assets                                        1,352,201
                                                        -------------

Other assets                                                    1,884
                                                        -------------
                                                        $   1,354,085
                                                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $     481,020
  Accrued expenses                                            169,133
Convertible notes payable - past due                          225,000
                                                       --------------
Total current liabilities                                     875,153
                                                       --------------
Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $.01 per share;
   authorized - 5,000,000 shares; none
   issued and outstanding
   Common stock, par value $.01 per share;
   authorized - 55,000,000 shares; issued and
   outstanding - 37,339,286 shares                            373,393
  Capital in excess of par value                          137,231,987
  Accumulated deficit                                    (137,126,448)
                                                       --------------
Total stockholders' equity                                    478,932
                                                       --------------
                                                      $     1,354,085
                                                       ==============


The accompanying notes are an integral part of these consolidated financial statements.








                   STEM CELL INNOVATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                   2005            2004
Revenue
Royalty income                                $    57,289    $     63,711
                                              ------------   ------------
Total revenue                                      57,289    $     63,711
                                              ------------   ------------
Costs and expenses

General and administrative                      1,208,877         924,647
                                              ------------   ------------
Total costs and expenses                        1,208,877         924,647
                                              ------------   ------------
Loss from operations before other              (1,151,588)       (860,936)
income (expense)

Interest income                                    23,023          58,078
Interest expense                                  (22,500)        (25,269)
Provision for uncollectible loan                                 (533,193)
Gain on sale of assets                                          2,875,282
Gain on sale of securities                                        270,048
                                               -----------   ------------
(Loss) income before taxes and income          (1,151,065)      1,784,010
tax benefit

Income tax benefit
   Gain on sale of state net operating loss
   carryovers                                     303,579

Provision for income taxes                                        (47,000)
                                              -------------  ------------
Net (loss) income                                (847,486)   $  1,737,010

                                              =============  ============
Basic net (loss) income per share             $      (.02)   $        .05
                                              =============  ============
Diluted net (loss) income per share            $     (.02)   $        .03
   (potential common shares limited to        =============  ============
    authorized shares available)

As adjusted, diluted net (loss) income per
Share (potential common shares not limited
to authorized shares available)               $      (.02)   $        .02
                                              =============  ============
Weighted average number of
  shares outstanding - basic                   37,339,286      37,339,286
                                              =============  ============
Weighted average number of shares outstanding
- diluted (potential common shares limited to
authorized shares available)                   37,339,286      55,000,000
                                              =============  ============
As adjusted, weighted average number of
shares outstanding (potential common shares
not limited to authorized shares available)    37,339,286      81,339,286
                                              =============   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                                            STEM CELL INNOVATIONS, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                      Capital in                      Total
                                                                  Common stock        excess of       Accumulated     Stockholders'
                                                                                                                      Equity
                                                               Shares     Amount      par value       deficit        (capital
                                                                                                                      deficiency)
                                                               -----------------    --------------   ------------    --------------

         Balance at January 1, 2004                         37,339,286    $373,393    $136,970,283    $(138,015,972)   $ (672,296)

         Net income                                                                                       1,737,010     1,737,010
                                                      ----------------------------------------------------------------------------

         Balance at December 31, 2004                       37,339,286     373,393     136,970,283     (136,278,962)    1,064,714

         Common Stock issued by principal
         stockholder in settlement of
         antidilution provision of warrants                                                261,704                        261,704

         Net Loss                                                                                          (847,486)     (847,486)

         ----------------------------------------------------------------------------
         Balance at December 31, 2005                       37,339,286    $373,393    $137,231,987    $(137,126,448)   $  478,932


The accompanying notes are an integral part of these consolidated financial statements.



                   STEM CELL INNOVATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                           2005           2004
                                                           ----           ----

Cash flows from operating activities:
  Net (loss) income                                    $   (847,486)  $ 1,737,010
  Adjustments to reconcile net (loss) income to
    net cash used for operating activities:
    Write off of ACT Warrant                                 14,250
    Antidilution settlement charges                         310,305
    Gain on sale of assets                                             (2,875,282)
    Gain on sale of securities                                           (270,048)
    Depreciation and amortization                                          87,156
    Amortization of interest income                                        (6,937)
    Change in operating assets and liabilities:
    Other receivables                                       (43,830)       (8,493)
    Provision for uncollectible loan and
       interest receivable                                                533,193
    Prepaid expenses and other current assets                   907         6,251
    Other assets                                                           (1,784)
    Accounts payable and accrued expenses                   (25,785)       63,064
                                                    ---------------   ------------
  Net cash used in operating activities                    (591,639)     (735,870)
                                                    ---------------   ------------
Cash flows from investing activities:
  Proceeds from sale of securities                                      1,935,683
  Additions to notes receivable                                          (100,000)
                                                    ---------------   ------------
 Net cash provided by investing activities                -             1,835,683

                                                    ---------------   ------------
Cash flows from financing activities:
  Repayment of convertible notes payable                                  (60,000)
                                                    ---------------   ------------
  Net cash used in financing
    activities                                             -              (60,000)
                                                    ---------------   ------------
Net (decrease) increase in cash and cash equivalents       (591,639)    1,039,813

Cash and cash equivalents at beginning of year            1,888,386       848,573
                                                    ---------------    -----------
Cash and cash equivalents at end of year               $  1,296,747   $ 1,888,386
                                                    ===============   ============

The accompanying notes are an integral part of these consolidated financial statements.



                   STEM CELL INNOVATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

     Until March 11, 2003, Stem Cell Innovations, Inc. (the "Company" or "SC"), a biopharmaceutical company, formerly known as Interferon Sciences, Inc., was engaged in the study, manufacture, and sale of ALFERON(R) N Injection, a highly purified, multispecies, natural source alpha interferon product.

     Pursuant to the terms of the Agreement and Plan of Merger dated February 14, 2006 (the "Merger Agreement") by and among the Company, Amphioxus Cell
Technologies, Inc. ("ACT") and a wholly-owned subsidiary of the Company, Amphioxus Acquisition, Inc. ("Acquisition Sub"), ACT merged with and into
Acquisition Sub (the "Merger"), such that Acquisition Sub was the surviving corporation, changed its name to Amphioxus Cell Technologies, Inc. and became a wholly-owned subsidiary of the Company.(See Note 5). The Merger will be accounted for as a reverse purchase with ACT being the accounting acquirer.

     On March 11, 2003, the Company sold all its inventory related to ALFERON N Injection and granted a license to sell the product to Hemispherx Biopharma, Inc. ("HEB"). In exchange for the inventory and license, the Company received 487,028 shares of HEB common stock and future royalties equal to 6% of the net sales of ALFERON N Injection. During 2003, the Company sold all 487,028 shares of HEB common stock and realized net proceeds of $ 1,207,000. In addition, HEB assumed approximately $408,000 of the Company's payables and various other commitments. On March 11, 2003, the Company and HEB entered into another agreement, which was consummated on March 17, 2004, pursuant to which the Company sold to HEB, the Company's real estate property, plant, equipment, furniture and fixtures, rights to ALFERON N Injection and all of its patents, trademarks and other intellectual property related to its natural alpha interferon business. In exchange, the Company received an additional 487,028 shares of HEB common stock and future royalties equal to 6% of the net sales of all products sold containing natural alpha interferon. During 2004, the Company sold all 487,028 shares of HEB common stock and realized net proceeds of $1,936,000. In addition, approximately $2.5 million of the Company's indebtedness which encumbered its assets was repaid by HEB. (See Note 4).


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

     Property, plant and equipment -- Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs, which do not extend the lives of the assets, are expensed. On March 17, 2004, the Company sold all of its property, plant and equipment to HEB (See Note
4).

     Depreciation -- The Company provided for depreciation and amortization of plant and equipment following the straight-line method over the estimated useful lives of such assets as follows:

                  Class of Assets                         Estimated Useful Lives

                  Buildings and Improvements                      15 to 30 years
                  Equipment                                        5 to 10 years

     Depreciation expense for the years ended December 31, 2005 and 2004 was $0 and $81,995, respectively.

     Patent costs -- The Company capitalized costs to obtain patents and licenses. Patent costs were amortized over 17 years or their estimated economic useful life, if shorter, on a straight-line basis. On March 17, 2004, the Company sold all of its patents to HEB (See Note 4).

     Royalty revenue recognition -- Revenue from royalties is recognized over the royalty period based on periodic reports submitted by the royalty obligor.

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

                                                           Year Ended December 31,
                                                             2005           2004
        Reported net (loss) income                      $ (847,486)     $1,737,010

        Stock-based employee compensation expense
          included in reported net (loss) income, net
          of related tax effects                              --               --

        Stock based employee compensation determined
          under the fair value based method,
          net of related tax effects                          --               --

        Pro forma net (loss) income                     $ (847,486)     $1,737,010

        Net (loss) income per share basic
          As reported                                    $     (.02)   $       .05
          Pro forma                                      $     (.02)   $       .05


        Net (loss )income per share diluted (potential common shares limited to authorized shares available)
          As reported                                    $     (.02)     $     .03
          Pro forma                                      $     (.02)     $     .03


        Net (loss) income per share, as adjusted, diluted (potential common shares not limited to authorized shares available)

          As reported                                    $     (.02)   $       .02
          Pro forma                                      $     (.02)   $       .02


     During 2005 and 2004, the Company did not grant any stock options. All employee stock options expired on December 31, 2003.

     Net (loss) Income Per Share -- Basic net (loss) income per share has been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. The dilutive effect of potential common shares is included in the calculation of diluted net income per share using the treasury stock method for the 2004 period. For the 2005 period, potential common shares were not included in the calculation of net loss per share as the effect would be antidilutive.


                                                                   2005                2004
                                                                   ----                ----
            Weighted average shares used to compute
              basic EPS                                       37,339,286           37,339,286

            Effect of potential common shares limited
              to authorized shares available                           0           17,660,714
                                                              -----------         -----------
            Weighted average shares - diluted                 37,339,286           55,000,000
                                                              ===========         ===========
            Effect of potential common shares not limited
               to authorized shares available                          0           44,000,000
                                                              -----------         -----------
             As adjusted, weighted
                average shares - diluted                      37,339,286           81,339,286
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

     Income taxes -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. At December 31, 2005 and 2004, the Company has recorded a full valuation allowance for the net deferred tax asset. For the year ended December 31, 2004, the Company recorded $ 47,000 of income tax expense based upon the alternative minimum tax for federal tax purposes and for state income taxes.

Recently Issued Accounting Standards


     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 31, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company believes the adoption of SFAS 123R will have a material impact on its results of operations, if stock options are granted in future years. Currently, the Company does not have any employee stock options outstanding.



Note 3.  Operations

     During December 2005, the Company completed the sale of approximately $3.8 million of its New Jersey tax loss carryovers and received $303,579, which was recorded as a gain on sale of state net operating loss carryovers on the Company's consolidated statement of operations for the year ended December 31, 2005.

     As of December 31, 2004, the Company sold all of the shares of HEB common stock and received net proceeds of $1,935,683 resulting in a realized gain on the sale of the common stock of $ 270,048, which is included in the consolidated statement of operations for the year ended December 31, 2004.

     At December 31, 2005, the Company had approximately $1,297,000 of cash and cash equivalents, with which to support future operating activities and to satisfy its financial obligations as they become payable.

     The Company has experienced significant operating losses since its inception in 1980. As of December 31, 2005, the Company had an accumulated deficit of approximately $137.1 million. For the years ended December 31, 2005 and 2004, the Company had a net (loss) income of approximately $(0.8) million and $1.7 million, respectively, however, there is no assurance that the Company will be profitable in future periods. In February, 2006, the Company completed the Merger with ACT and also raised net proceeds of approximately $3,297,000 in a private offering. (See Note 5). Based on the Company's current cash position and estimates of revenues and expenses, including those attributable to ACT's business, management believes that the Company has sufficient resources to enable the Company to continue its activities through May 31, 2007. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding, whether from financial markets or from other sources, will be available when needed or on terms acceptable to the Company. Insufficient funds will require the Company to curtail or terminate its activities.


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

Note 5. Agreements with Amphioxus Cell Technologies, Inc. ("Amphioxus" or "ACT")

     On March 20, 2003, the Company entered into a collaterialized note agreement, as amended (the "Note") with Amphioxus to advance up to $500,000. Pursuant to the Note, the Company advanced $375,000 as of December 31, 2003. In October 2004, the Company advanced an additional $100,000. In connection with the Merger, the principal amount and accrued interest of the Note was cancelled. In addition, the Company received a warrant, exercisable until March 2008, to purchase for $100,000, an aggregate of 20% of the common stock of Amphioxus on a fully diluted basis. The warrant was valued at $15,000, and such value was prorated based on the amount of monies advanced and was amortized as interest income over the original term of the Note. At December 31, 2004, the Company set up a provision against the collectibility of the note and related interest due from ACT, due to the uncertainty of the collectibility of such note and interest and to reflect its estimated fair value. On March 31, 2005, the Company wrote off the carrying value of the ACT warrant. In connection with the Merger, the warrant was cancelled.

     On October 17, 2003, ISI and Amphioxus entered into a letter of intent pursuant to which a wholly owned subsidiary of ISI would acquire ACT. Pursuant to the terms of Merger Agreement, dated February 14, 2006, by and among the Company, Amphioxus and a wholly-owned subsidiary of the Company, Amphioxus Acquisition, Inc. ("Acquisition Sub"), Amphioxus merged with and into Acquisition Sub, such that Acquisition Sub was the surviving corporation, changed its name to Amphioxus Cell Technologies, Inc. and became a wholly-owned subsidiary of the Company.

     Merger Consideration. In connection with the Merger, the Board of Directors authorized a class of preferred stock with a par value of $.01 per share, which was designated as Series 1 Voting Convertible Preferred Stock ("Series 1 Preferred") and consists of 150,000 shares. By virtue of the Merger, all outstanding shares of common stock of Amphioxus were converted into Series 1 Preferred. The Series 1 Preferred issued in connection with the Merger is mandatorily convertible (upon stockholder approval amending the Certificate of Incorporation of the Company to increase the number of shares of common stock authorized to be issued by the Company) into an aggregate of 757,821,430 shares of common stock.

     Acquisition of Plurion. Immediately prior to the completion of the Merger, Amphioxus acquired from Plurion, Inc. ("Plurion") all of its assets, consisting of a patent and an assignment of its license to certain patents and patent applications in the field of pluripotent stem cells (the "Vanderbilt License"), and assumed certain liabilities of Plurion. This acquisition was effected in exchange for common stock of Amphioxus, which was, in turn, converted into shares of Series 1 Preferred in the Merger.

     Eaglestone Exchange. Eaglestone Investment Partners I, L.P. ("Eaglestone") was an investor in Amphioxus. In connection with the Merger, the Board of Directors authorized a class of preferred stock with a par value of $.01 per share, which was designated as Series 2 Preferred Stock ("Series 2 Preferred") and consists of 2,000,000 shares. In connection with the Merger Eaglestone received, in exchange for termination of its prior rights and investment in Amphioxus, two million shares of Series 2 Preferred Stock, a promissory note of the Company in the principal amount of $2,935,000 (the "Eaglestone Note"), a royalty right with respect to revenues received by the Company related to the C3A liver cell line technology of Amphioxus (the "Royalty Right") and shares of Series 1 Preferred convertible into 25,811,410 shares of Common Stock.

     The Series 2 Preferred ranks senior to the Series 1 Preferred, does not pay dividends, does not carry the right to any vote except as required by the Delaware General Corporation Law and is redeemable by the Company for an aggregate payment of $3,065,000. The Eaglestone Note bears interest at the rate of 4% per annum from the date of the Merger and is repayable on June 15, 2009 or earlier to the extent of (i) 50% of the excess proceeds of an offering of equity securities by the Company that raises in excess of $6.5 million of net proceeds,
(ii) 10% of the excess proceeds of a series of such equity offerings that raise in excess of $15 million or (iii) 25% of after-tax net income of the Company in excess of $1 million measured cumulatively from the closing of the Merger, and shall also be repayable in full if there is a change in control of the Company. The Series 2 Preferred will be mandatorily redeemable on June 15, 2009 or earlier on the same basis as the Eaglestone Note described above after the repayment of the Eaglestone Note. In addition, the Royalty Right will entitle Eaglestone to 2.5% of the revenues from products incorporating the C3A liver cell line technology for the greater of 10 years or the life of the relevant patents. The Company may repurchase this Royalty Right at any time for $10 million. Moreover, until the Eaglestone Note is repaid and the Series 2 Preferred redeemed as set forth above, Eaglestone will also be entitled to a 2.5% royalty on any other sales and licensing revenues of the Company and its subsidiaries, provided, however, that any such other royalty payments will be credited against the Company's obligations to pay the principal of and interest on the Eaglestone Note and to redeem the Series 2 Preferred. Eaglestone has agreed that the Company may repurchase the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4.8 million, against which will be credited any intervening principal payments on the Eaglestone Note and redemption payments on the Series 2 Preferred, any royalty payments resulting from technologies other than the C3A liver cell line technology and the principal amount of any portion of the Eaglestone Note or the liquidation value of any Series 2 Preferred voluntarily exchanged by Eaglestone for other equity securities of the Company. The terms of the Series 2 Preferred are set forth in a Certificate of Designations, Preferences and Rights establishing such series, a copy of which was filed as Exhibit 6 to the Company's Current Report on Form 8-K, dated February 14, 2006. The Certificate of Designations, Preferences and Rights establishing the Series 2 Preferred provides that so long as any of the Series 2 Preferred remains outstanding, the holders thereof have the right to elect a director to the Company's Board of Directors. No such director has yet been designated.

     Other Debt Restructuring. Certain creditors of the Company and Amphioxus converted $3,578,518 of debt held by them into Series 1 Preferred and warrants to purchase Common Stock in connection with the Merger (the "Debt Restructuring"). As a result of these transactions, these creditors received shares of Series 1 Preferred convertible into 170,950,597 shares of Common Stock and warrants to purchase 46,725,303 shares of Common Stock. The warrants are exercisable at a price of $.06 per share until the fifth anniversary of the date which the Company's files an amendment to its Certificate of Incorporation increasing the number of shares of common stock authorized to be issued by the Company to 2,000,000,000 shares. Pursuant to the Merger Agreement, debt of ACT held by Mark Germain and Norman Sussman, directors of the Company, in the amount of $338,328 and $165,611, respectively, was exchanged for notes (the "Germain and Sussman Notes") in the amount of $250,000 and $150,000, respectively. The Germain and Sussman Notes rank pari passu with the Eaglestone Note and are repayable on the same basis, and pro rata with, the Eaglestone Note.


     Arrangements with Previous Management of the Company. As a condition to the closing of the Merger the three senior members of the Company's management terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, these members of management received an aggregate of $972,685, $170,000 of which was used by each of them ($510,000 in the aggregate) to purchase shares of Series 1 Preferred convertible into 5,666,666 shares of Common Stock and five-year warrants to purchase 2,833,333 shares of Common Stock for $.06 per share, on the same terms as the warrants issued to the creditors of the Company, and each entered into new one-year employment agreements with the Company. These agreements provide for an aggregate compensation of $23,000 per month. In connection with the shares and warrants purchased by management, the Company will record a charge of approximately $3,570,000 on consummation of the Merger representing the intrinsic value of the shares received and the fair value of the warrants.

     Private Placement and Coordinate Offering. In connection with the Merger, on February 14, 2006, the Company also completed a private placement of notes and warrants to accredited investors pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible into 78,333,333 shares of Common Stock and Warrants to purchase 39,166,666 shares of Common Stock at an exercise price of $.06 per share. The notes are due on December 31, 2008. On the same date the Company completed another private placement of $1,563,500 of Series 1 Preferred convertible into 52,116,667 shares of Common Stock and Warrants to purchase an additional 26,058,333 shares of Common Stock. On consummation of the Merger, the Company will record a charge of $3,913,500 representing a beneficial conversion charge for the debt and warrants.

     After giving effect to the Merger and the other transactions described above, the Company will have 1,042,227,981 shares of Common Stock (after giving effect to the mandatory conversion of the Series 1 Preferred upon authorization of sufficient shares of Common Stock to permit such conversion) outstanding and has outstanding convertible securities convertible into and warrants, options and other rights to acquire up to 277,148,236 additional shares of Common Stock.



Note 6.  Notes Payable

     In August 2002, the Company completed a private placement of $500,000 of convertible notes to accredited investors. Each note was convertible into the Company's common stock at a price of $.05 per share (subject to adjustment to 70% of the market price of the Company's common stock under certain circumstances) and bore interest at the rate of 10% per annum. A $250,000 convertible note was due January 31, 2003 and the other $250,000 of the convertible notes was due December 31, 2003. In addition, these notes were convertible into common stock at a beneficial rate. The beneficial conversion feature was valued at $100,000 and accounted for as debt discount and was amortized over the term of the notes. The $250,000 note due on January 31, 2003 was repaid in full (including accrued interest) in November 2003. Of the $250,000 notes which were due December 31, 2003, $ 25,000 was repaid (including accrued interest) in May, 2004 and the remaining $225,000 was converted on February 14, 2006 into 1,012.5 shares of Series 1 Preferred (mandatorily convertible into 10,125,000 shares of Common Stock upon shareholder approval) and warrants to purchase 5,062,500 shares of common stock at a price of $.06 per share.

     For each $100,000 principal amount of notes issued, the investors received warrants to purchase an additional 10.2 million shares of the Company's common stock exercisable at $.01 per share. The warrants were valued at $400,000 and are amortized as interest expense over the terms of the respective notes. The exercise of the warrants is subject to approval by the shareholders of the Company of the availability of a sufficient number of authorized common shares. The terms of the warrants, as amended, include the Company obtaining stockholder approval on or before December 31, 2006 to increase its authorized shares so that the number of authorized but unissued common shares is at least 200% of the number of common shares issuable on exercise of the warrants. Failure to obtain stockholder approval for the increase in the authorized number of shares and to file with the Delaware Secretary of State an amendment to the Company's Certificate of Incorporation, on or before December 31, 2006 to increase its authorized shares, would require the Company to make cash payments to each warrant holder, for each 30-day period such approval has not been obtained, equal to the difference between the exercise price and volume weighted average market price (for that 30-day period) for all warrants not exercisable because of the failure to obtain the approval. The Company accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. As of December 31, 2005, the liability amounted to $21,000 and is included in accrued expenses.


Note 7.  Antidilution Obligation

During the quarter ended June 30, 2005, the Company took a charge of $310,305 for a potential antidilution obligation related to certain warrants. A principal stockholder of the Company agreed to contribute shares of common stock in settlement of the potential antidilution obligation, on the basis of one share for each two warrants, pursuant to which 4,361,738 shares were issued by the principal stockholder. The Company determined the amount of the charge based on the closing price of the common stock on the date the stockholder agreed to contribute the shares. This amount is included in general and administrative expenses for the year ended, December 31, 2005.

Note 8.  Income Taxes

     The Company has net federal operating loss carryforwards of approximately $100,900,000 that expire in various amounts through 2025. In addition, the Company had state net operating loss carryforwards of approximately $26,500,000 that expire in various amounts through 2012.

     The Company believes that the events culminating with the closing of its Common Stock Private Offering on November 6, 2000 will result in an "ownership change" under Internal Revenue Code, Section 382 and that as a result of the ownership change the future utilization of its net operating losses generated prior to 2001 will be significantly limited. Further, utilization of net operating loss carryforwards generated subsequent to 2001 may also be limited due to ownership changes.

     The Company's deferred tax assets and liabilities consist of the following as of December 31, 2005:

Deferred tax assets

Net operating loss carryforwards       $ 36,104,000
Valuation allowance                     (36,104,000)
                                       -----------
Net deferred taxes                     $   ---
                                       ===========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its history of annual net losses from operations, that a full valuation allowance is appropriate. The net decrease in the valuation allowance in 2005 was $1,979,000 due primarily to the increase in net operating losses in 2005 offset by the expiration of old net operating loss carryforwards.

     In 2005, the Company generated a loss for tax purposes. The Company recorded no tax provision for the year ended December 31, 2005 and $47,000 for the year ended December 31, 2004. The Company's use of state net operating losses was limited to 50% of state taxable income in 2004. The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:


                                                              December 31,       December 31,
                                                                 2005               2004
                                                                 -----              -----


Statutory rate                                           (34)%                        34%
State income tax, net of federal benefit                  (6)%                         6%
Sale of New Jersey net operating loss                     29%
Permanent non-deductible expenses                         16%

Change in deferred tax asset valuation allowance          (5)%                       (38)%
net of net operating losses expired and
prior year accrual adjustment

                                                      ---------                   --------
                                                           -%                          2 %
                                                      =========                   =========


Note 9.  Common Stock, Stock Options, Warrants and Other Shares Reserved


Information regarding all Options and Warrants

         There were no stock options outstanding at January 1, 2004 and none have been granted since then. Changes in warrants outstanding during the years ended December 31, 2005 and 2004 and warrants exercisable and shares to be reserved for issuance at December 31, 2005 are as follows:



                                                 Price Range          Number of
                                                  Per Share           Shares
                                                 -----------          ---------
    Outstanding at January 1, 2004             .01   -      1.50    81,069,569
    Terminated                                1.00   -      1.00      (500,000)
                                           ---------------------    ----------
    Outstanding at December 31, 2004           .01   -      1.50    80,569,569
    Terminated                                 .66   -      1.50   (14,569,569)
                                           ---------------------    ----------

    Outstanding at December 31, 2005           .01   -       .01    66,000,000
                                                                    ==========
    Exercisable:

    December 31, 2005                                                   --
                                                                    ==========
    Shares to be reserved for issuance:

    December 31, 2005                                               66,000,000
                                                                    ==========


     Warrants outstanding at December 31, 2005, include 51,000,000 shares under warrant agreements (subject to shareholder approval to increase the authorized shares) with the purchasers of the convertible notes. The warrants are exercisable at $.01 per share and expire in 2007.

     Warrants outstanding at December 31, 2005, include 15,000,000 shares under a warrant agreement (subject to shareholder approval to increase the authorized shares) with an investor. The warrants are exercisable at $.01 per share and expire in March 2008.

Note 10.  Supplemental Statement of Cash Flow Information

     The Company paid income taxes of $50,165 and $0 in 2005 and 2004, respectively, and paid $0 and $6,519 of interest in 2005 and 2004, respectively.

     During the years ended December 31, 2005 and 2004, the Company did not incur any non-cash financing and investing activities.

Note 11. Commitments

     Amphioxus, which was acquired in February, 2006, leases its office and laboratory space in Houston, Texas. The lease expires in August 2008. The lease is an operating lease with a minimum rental commitment at December 31, 2005 as follows:

         Year Ending December 31,
         -------------------------------
         -------------------------------


                       2006                                              $    148,704
                       2007                                                   152,940
                       2008                                                   101,960
                                                                         -- --------------

                                                                         $    403,604
                                                                         == ==============

On February 1, 2006, Stem Cell Innovations BV, entered into a 10 year lease agreement for office and laboratory space located in Leiden, Netherlands and an annual rental of 181,730 euros ($236,013 based upon the exchange rate of the Euro of 0.77 at March 31, 2006).


Note 12.  Fair Value of Financial Instruments

     The carrying values of financial instruments, including cash and cash equivalents, other receivables, accounts payable, accrued expenses and notes payable approximate fair values, because of the short term nature or interest rates that approximate current rates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


None.

Item 8A.  Controls and Procedures.

     The Company's management, including the Chief Executive Officer and the Principal Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by the annual report and have concluded that these controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

     There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.   Other Information.

None.

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

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

     (a)(1) The following financial statements are included in Part II, Item 7:

                                                                            Page

        Report of Independent Registered Public Accounting Firm               24

        Financial Statements:

           Consolidated Balance Sheet - December 31, 2005                     25

           Consolidated Statements of Operations - Years ended
              December 31, 2005 and 2004                                      26

           Consolidated Statements of Changes in Stockholders' Equity
             (Capital Deficiency) - Years ended December 31, 2005 and 2004    27

           Consolidated Statements of Cash Flows - Years ended
              December 31, 2005 and 2004                                      28

           Notes to Consolidated Financial Statements                         29




     (a)(2) See accompanying Index to Exhibits

     (b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.


Item 14. Principal Accountant Fees and Services.


Information with respect to Principal Accountant Fees and Services is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.








                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     STEM CELL INNOVATIONS, INC.

                                              By:       /s/ Dr. James H. Kelly
                                                        ----------------------
                                                            Dr. James H. Kelly
                                                       Chief Executive Officer


Dated:  April 14, 2006


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                     Date

/s/ Mark Germain             Chairman of the Board                       April 14, 2006
-----------------
Mark Germain

/s/ Dr. James H. Kelly       Chief Executive Officer and Director
----------------------
Dr. James H. Kelly         (Principal Executive Officer
                            and Financial Officer)                       April 14, 2006

/s/ Dr. Norman Sussman       Director                                    April 14, 2006
----------------------
Dr. Norman Sussman


         The foregoing constitutes a majority of the members of the Board of Directors.

                                                                    Exhibit 31.1

CERTIFICATIONS

I, James H. Kelly, certify that:

1.   I  have   reviewed  this  annual  report  on  Form  10-K/SB  of  Stem  Cell
     Innovations, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2006

/s/ James H. Kelly
----------------------
    James H. Kelly
    Chief Executive Officer and Chief Financial Officer




                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Stem Cell Innovations, Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James H. Kelly, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: April 14, 2006


                                                /s/ James H. Kelly
                                               -----------------------
                                                James H. Kelly
                                                Chief Executive Officer
                                                and
                                                Chief Financial Officer






























                                INDEX TO EXHIBITS

Exhibit Number

3.1 - Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3B of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1988.

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

3.5 - Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.5 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

3.6 - By-Laws of the Registrant, as amended. Incorporated herein by reference to Exhibit 3.2 of Registration Statement No. 2-7117.

4.1 - Certificate of Designations, Preferences and Rights for the Company's Series 1 Convertible Voting Preferred Stock, par value $.01 per share. Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, dated February 14, 2006.

4.2 - Certificate of Designations, Preferences and Rights for the Company's Series 2 Preferred Stock, par value $.01 per share. Incorporated herein by reference to Exhibit 6 of the Current Report on Form 8-K, dated February 14, 2006.

10.1 - Agreement and Plan of Merger among Stem Cell Innovations, Inc., Amphioxus Acquisition, Inc. and Amphioxus Cell Technologies, Inc. dated February 14, 2006. Incorporated herein by reference to Exhibit 5 of the Current Report on Form 8-K, dated February 14, 2006.

21.0 - Subsidiaries of the Registrant. *

31.1 - Certification of Chief Executive Officer and Chief Financial Officer*

32.1 - Certification Pursuant to 18 U.S.C. Section 1350*
-----------------

*Filed herewith

                                                                      Exhibit 21

                         Subsidiaries of the Registrant



         Name                                                Jurisdiction


Interferon Sciences Development Corporation                  Delaware

Amphioxus Cell Technologies, Inc.                            Delaware

Stem Cell Innovations, BV                                    Netherlands