Form 10KSB/A
period 2005-12-31
STEM CELL INNOVATIONS, INC.
filed 2006-05-01
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 27, 2006, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $24,800,000 based on the closing price of such stock on the OTC Bulletin Board on April 27, 2006.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at April 27, 2006
          -----                               -----------------------------

Common Stock, par value $.01 per share              44,339,286 shares


         The Company's 10KSB for the year ended December 31, 2005 is hereby amended by including Part III as follows:



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------


Set forth below are the officers and directors of the Company as of April 1, 2006.

James H. Kelly, PhD - Dr. Kelly has been the Chief Executive Officer of the Company since February 2006 and a director of the Company since March 2006. He is also a cofounder of Amphioxus Cell Technologies, Inc., which was acquired by the Company in February 2006, and since its inception in 1996 served as its President. Prior to founding Amphioxus, Dr. Kelly was co-founder and Vice President of Research and Development for Hepatix, Inc., a developer of artificial liver devices. From 1992 to 1995 he was responsible for the overall progress of non-clinical programs in both the USA and Europe, directing a team of over 30 scientists and technicians. Prior to founding Hepatix, Dr. Kelly spent eight years on the faculty of Baylor College of Medicine. His postdoctoral training was obtained at Baylor and the Wistar Institute of the University of Pennsylvania. He holds a BA in Chemistry and a PhD in Biochemistry from Temple University in Philadelphia. Age 53.

Mark S. Germain - Mark Germain has been a director of the Company since March 2006 and is the Managing Director of The Olmsted Group, LLC, a merchant bank serving primarily the biotech and life sciences industries. He has been involved as a founder, director, Chairman of the Board of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, mergers and acquisitions and financings. He graduated New York University School of Law in 1975, Order of the Coif, and practiced corporate and securities law before leaving for the private sector in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company sold in 1991. Among the public biotech companies Mr. Germain is a director of Wellford Real Properties, Inc. and chairman of its audit committee. Age 55.

Norman Sussman - Dr. Sussman has been a director of the Company since March 2006 and was a cofounder of Amphioxus Cell Technologies. He is an Associate Professor of Medicine at the Baylor College of Medicine, specializing in hepatology and liver transplantation. Previously, Dr. Sussman was the cofounder and Vice President of Medical Affairs for Hepatix, Inc. There, he successfully transferred the liver assist device from lab to animals to humans. He initiated and conducted all of the patient trials of the liver assist device and recruited every major liver center in the US and Europe to join in the Phase II trials. He has been specifically requested by the FDA to attend meetings regarding liver assist device clinical trial design. He is a frequently sought after speaker at major medical meetings and has written several book chapters on both liver assist and acute liver failure. Before the founding of Hepatix, Dr. Sussman served on the faculty at the Baylor College of Medicine in the Depts of Medicine and Pathology. He is board certified in Medicine and Gastroenterology. Age 53.

Compliance with Section 16(a)
-----------------------------

Based solely upon a review of the Forms 3 and 4 furnished to the Registrant, Ms. Chassman , who beneficially owns more than 10% of the common stock , filed one late report covering three transactions.

Audit Committee
---------------

The Company has established an audit committee of the Board of Directors consisting of Mark Germain and Norman Sussman. Our Board of Directors has not concluded any of our directors meets the definition of "audit committee financial expert." The Securities and Exchange Commission's rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

Item 10.   Executive Compensation
---------------------------------

         The following table presents the compensation paid by the Company to all of its executive officers for the years ended December 31, 2005 and 2004.


                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                  Annual Compensation        Compensation Awards
                                                  -------------------        -------------------


                                                                             Stock      All Other
                                        Year        Salary       Bonus      Options   Compensation
                                       ------------------------------------------------------------
Name and Principal Position                           ($)         ($)         (#)         ($)
Dr. James H. Kelly (1)                   2005       175,000       -0-         -0-          -0-
Chief Executive Officer                  2004       175,000       -0-         -0-          -0-

Lawrence M. Gordon (2)                   2005       321,619       -0-         -0-       3,300
Chief Executive Officer                  2004       267,191       -0-         -0-       3,212

Samuel H. Ronel, Ph.D. (3)               2005       110,280       -0-         -0-          -0-
Chairman of the Board                    2004       110,280       -0-         -0-          -0-

Stanley G. Schutzbank, Ph.D. (4)         2005       159,000       -0-         -0-          -0-
President                                2004       159,000       -0-         -0-          -0-

(1)  Dr. Kelly became the Chief Executive Officer of the Company in February
2006.

(2) Mr. Gordon terminated his employment agreement and resigned as the Chief Executive Officer of the Company in February 2006. See Certain Relationships and Related Transactions.

(3) Dr. Ronel terminated his employment agreement and resigned as the Chairman of the Board in February 2006. See Certain Relationships and Related Transactions.

(4) Dr. Schutzbank terminated his employment agreement and resigned as the President of the Company in February 2006. See Certain Relationships and Related Transactions.




Item 11.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

Principal Stockholders

         The following table sets forth the number of shares of Common Stock beneficially owned as of April 1, 2006, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock.

Name and Address                    Number of Shares            Percent of
of Beneficial Owner                 Beneficially Owned          Class

Margie Chassman                     11,638,294 (1)              26.2 % ((1)
445 West 23rd Street
New York, New York 10011


(1) The forgoing numbers do not include 18,139 shares of Series 1 Voting Convertible Preferred Stock held by Ms. Chassman which, subject to stockholder approval to increase the number of shares of common stock authorized to be issued by the Company, are convertible into 181,390,840 shares of common stock. In addition, Ms. Chassman has warrants to purchase 23,333,333 shares of common stock which are also subject to stockholder approval.. If the stockholders approve the proposal to increase the number of shares of common stock authorized to be issued by the Company, Ms. Chassman would own 20.3 % of the common stock of the Company.

         The following table sets forth, as of April 1, 2006, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group.

                                                                           Of Total Number
                                                                           of Shares
                                                                           Beneficially
                                     Total Number       Percent of         Owned
                                     of Shares          Common             Shares which
                                     Beneficially       Stock              May be Acquired
Name                                 Owned              Owned              Within 60 Days
Dr. James H. Kelly.                      0                  *                    0

Dr. Norman L. Sussman                    0                  *                    0

Mark Germain                             0                  *                    0

Directors and Executive
 Officers as a Group
 (3 persons)                             0                  *                    0

* The number of shares owned is less than one percent of the outstanding shares of Common Stock.

The forgoing numbers do not include 11,387 shares, 1,819 shares, and 8,557 shares of Series 1 Voting Convertible Preferred Stock held by Messrs. Kelly, Sussman and Germain, respectively, which subject to stockholder approval to increase the number of shares of common stock authorized to be issued by the Company, are convertible into 113,872,813 shares, 18,197,306 shares, and 85,571,663 shares of common stock of the Company. If the stockholders approve the proposal to increase the number of shares of common stock authorized to be issued by the Company, Mssrs. Kelly, Sussman and Germain would own 10.9%, 1.7% and 8.2 % of the common stock of the Company. The forgoing number also do not include 7,240 shares of Series 1 Voting Convertible Preferred Stock (convertible into 72,406,878 shares of common stock) owned by Margery Germain, the wife of Mark Germain, as to which Mr. Germain disclaims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Consulting Agreement with Mr. Germain. For the years ended December 31, 2005 and 2004, the Company paid Mr. Germain an aggregate of $240,000 in consulting fees. Mr. Germain is currently being paid a consulting fee of $10,000 per month and a 3% success fee on corporate transactions other than sales of products in the ordinary course of business. Mr. Germain also received a fee of $171,000 in connection with the acquisition of Plurion's assets by Amphioxus Cell Technologies, Inc.

Germain and Sussman Debt. In connection with the merger, debt of Amphioxus held by Mr. Germain and Dr. Sussman, in the amount of $346,223 and $169,487, respectively was exchanged for debt with a face amount of $250,000 and $150,000, respectively. The debt matures on June 15, 2009 and bears interest at the rate of 4% per annum.

Chassman debt. During the period from October 2003 to September 2005, Ms. Chassman and certain related entities loaned Amphioxus $1,010,000. All but $75,000 of these advances were repaid in October through December 2005 without interest. Upon the completion of the merger, Ms. Chassman converted the remaining $75,000 of Amphioxus debt held by her into Series 1 Voting Convertible Stock which subject to stockholder approval is convertible into 7,500,000 shares of Common Stock.

Arrangements with Existing Management of the Company. As a condition to the closing of the merger, on February 14, 2006, Mr. Gordon, Dr. Schutzbank and Dr. Ronel terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, each of them received $221,000, $170,000 of which was used to subscribe for shares of Series 1 Voting Convertible Preferred Stock, convertible, subject to stockholder approval, into 5,666,666 shares of Common Stock and five-year warrants to purchase 2,833,333 shares of Common Stock for $.06 per share. In addition, they entered into new one-year employment agreements with the Company which provide compensation of $15,000 monthly to Mr. Gordon and $4,000 monthly to each of Dr. Schutzbank and Dr. Ronel. In addition, Mr. Gordon and Drs. Schutzbank and Ronel received additional one-time payments of $170,745, $103,857 and $35,083, respectively.



Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibits

31.1     Certification of Chief Executive Officer and Chief Financial Officer
32.1     Certification Pursuant to Section 18 U.S.C. Section 1350

Item 14. Principal Accountant Fees and Services.
------------------------------------------------


Independent Registered Public Accountant Fees

For the years ended December 31, 2005 and 2004, the Company's independent registered public accountants, Eisner LLP billed the Company $55,000 and $42,000 solely for audit fees. Audit-fees for 2005 and 2004 consisted of fees for the audit of the Company's consolidated financial statements, including quarterly review services in accordance with SAS No. 100.

Policy on Pre-Approval of Services Provided by Independent Auditor

         Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner are subject to specific pre-approval policies of the Audit Committee. All audit and permitted non-audit services to be performed by Eisner require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Audit Committee.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STEM CELL INNOVATIONS, INC.


By: /s/ DR. JAMES H. KELLY
    ----------------------------
    Dr. James H. Kelly
    Chief Executive Officer





Dated:    May 1, 2006