Form 10QSB
period 2006-03-31
STEM CELL INNOVATIONS, INC.
filed 2006-05-22
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended March 31, 2006

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

                                Yes [X]   No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of May 15, 2006.

                   Common Stock               44,339,286 shares

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

   Consolidated Condensed Balance Sheet - March 31, 2006                      3

   Consolidated Condensed Statements of Operations -
     Three Months Ended March 31, 2006 and 2005                               4

   Consolidated Condensed Statement of Stockholders' Equity (Deficiency)-
     Three Months Ended March 31, 2006                                        5

   Consolidated Condensed Statements of Cash Flows -
     Three Months Ended March 31, 2006 and 2005                               6

   Notes to Consolidated Condensed Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           17

Item 3.  Controls and Procedures                                             20

Part II. Other Information
--------------------------

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults on Senior Securities                                       21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    21

Item. 1   Financial Statements

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                   March 31,
                                                                     2006
                                                                  (Unaudited)
                                                                  ------------
ASSETS
Current assets
 Cash and cash equivalents                                        $  2,775,989
 Other receivables                                                      57,830
 Prepaid expenses and other current assets                              90,301
                                                                  ------------
Total current assets                                                 2,924,120
                                                                  ------------

Property, plant and equipment, at cost                                 958,269
Less accumulated depreciation                                         (736,935)
                                                                  ------------
                                                                       221,334
                                                                  ------------

Acquired intangibles, net                                            5,771,625
Deferred finance costs, net                                          2,247,361
Other assets                                                             9,879
                                                                  ------------
Total assets                                                      $ 11,174,319
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                  993,422
                                                                  ------------
Total current liabilities                                              993,422
                                                                  ------------
Long-term liabilities
 Notes payable - Stockholders/Directors                                400,000
 Convertible notes payable, net of debt discount                       103,676
 Amount due Eaglestone (including Series 2
 preferred stock)                                                    4,799,825
                                                                  ------------
Total long-term liabilities                                          5,303,501
                                                                  ------------
Commitments and contingencies

Stockholders' Equity

Preferred stock, par value $.01 per share;
 authorized-5,000,000 shares;
 Series 1 Convertible Preferred Stock;
  99,789 issued and outstanding                                            998
 Series 2 Preferred Stock;
  2,000,000 issued and outstanding                                          --
Common stock, par value $.01 per share;
 authorized-55,000,000 shares; issued
 and outstanding-44,339,286 shares                                     443,393
Additional paid in capital                                          22,800,725
Accumulated deficit                                                (18,367,720)
                                                                  ------------
Total stockholders' equity                                           4,877,396
                                                                  ------------
Total liabilities and stockholders' equity                        $ 11,174,319
                                                                  ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                 -----------------------------
                                                      2006             2005
                                                 -------------    -------------
Revenue
  Royalty income                                 $       7,000    $          --
  Contract Research                                      4,075               --
  Sales                                                     --            3,945
                                                 -------------    -------------
Total revenue                                           11,075            3,945
                                                 -------------    -------------
Costs and expenses
  Cost of sales                                             --            1,558
  General and administrative                         5,673,369          159,683
  Research and development                              58,708               --
  Depreciation and amortization                        119,507           29,136
                                                 -------------    -------------
Total costs and expenses                             5,851,584          190,377
                                                 -------------    -------------
Loss from operations before
  other income (expense)                            (5,840,509)        (186,432)

Interest income (expense), net                      (2,017,872)        (122,520)
Other income (expense), net                             (1,207)          (5,078)
                                                 -------------    -------------
Net loss                                            (7,859,588)        (314,030)
Less: Amount attributable to preferred stock
beneficial conversion feature                       (1,563,500)              --
                                                 -------------    -------------
Net loss attributable to common stockholders     $  (9,423,088)   $    (314,030)
                                                 =============    =============

Basic and diluted net loss per share             $        (.17)   $        (.01)
                                                 =============    =============

Weighted average number of shares outstanding -
basic and diluted, (common shares limited to
authorized shares available)                        55,000,000       55,000,000
                                                 =============    =============

Proforma basic and diluted net loss per share    $        (.01)   $        (.00)
                                                 =============    =============
Proforma weighted average number of shares
outstanding - basic and diluted (assuming
sufficient authorized shares)                      709,480,459      378,910,715
                                                 =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                            Stem Cell Innovations, Inc. and Subsidiaries
                                Consolidated Condensed Statement of Stockholder's Equity (Deficiency)
                                                  Three Months Ended March 31, 2006
                                                             (unaudited)

                                          Series 1
                                Convertible Preferred Stock        Common Stock          Additional
                                 --------------------------  --------------------------    Paid-In      Accumulated
                                    Shares        Amount        Shares        Amount       Capital        Deficit          Total
                                 ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balances at                            37,891  $        379                              $  1,375,959   $(10,508,132)  $ (9,131,794)
  January 1, 2006 (1)

Issuance of shares to
  Plurion for acquired
  intangibles and
  assumption of certain
  liabilities (1)                      37,891           379                                 5,611,621                     5,612,000

Notes and accrued interest
  thereon exchanged (1)                16,083           161                                 3,307,607                     3,307,768

Capital contribution by
  stockholders/directors
  on exhange of notes (1)                                                                     103,939                       103,939
                                 ------------  ------------                              ------------   ------------   ------------

  Recapitalization                     91,865           919                                10,399,126    (10,508,132)      (108,087)
Issuance of shares in merger
  less expenses of $391,161
  and $569,361 capital
  contribution representing
  note payable                                                 37,339,286  $    373,393       195,968                       569,361
Notes payable and accrued
  interest thereon exchanged
  for preferred stock                   1,012            10                                   303,740                       303,750
Beneficial conversion charge
  on fair value of shares
  exchanged for notes payable                                                               1,794,375                     1,794,375
Net proceeds from issuance of
  Series 1 Preferred and
  warrants in private
  placement less expenses
  of $236,800                           5,212            52                                 1,326,648                     1,326,700
Fair value of warrants issued
  and beneficial conversion
  feature in connection with
  debt issued in private
  placement                                                                                 2,350,000                     2,350,000
Preferred stock beneficial
  conversion feature                                                                        1,563,500                     1,563,500
Amortization of beneficial
  conversion feature                                                                       (1,563,500)                   (1,563,500)
Proceeds from Series 1 Preferred
  purchased by employees in
  private placement                     1,700            17                                   509,983                       510,000
Estimated fair value of Series 1
  Preferred and warrants
  purchased by employees in
  private placement in excess
  of proceeds                                                                               3,995,000                     3,995,000
Shares issued in cashless
  exercise of warrants                                          7,000,000        70,000       (70,000)                           --
Fair value of placement agent's
  warrants attributable to debt
  issued in private placement                                                               1,995,885                     1,995,885

Net Loss                                                                                                  (7,859,588)    (7,859,588)
                                 ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance at March 31, 2006              99,789  $        998    44,339,286  $    443,393  $ 22,800,725   $(18,367,720)  $  4,877,396
                                 ============  ============  ============  ============  ============   ============   ============

(1) In connection with the reverse merger representing a capital transaction, the capital of the accounting acquirer has been retroactively adjusted.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                    2006            2005
                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                      $ (7,859,588)   $   (314,030)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Beneficial conversion charge                                   1,794,375              --
    Depreciation and amortization                                    119,507          29,136
    Non cash compensation charge                                   3,995,000              --
    Amortization of debt discount                                    103,676              --
    Amortization of deferred finance costs                           103,724              --
Change in operating assets and liabilities:
    Accounts receivable                                               50,830          (2,395)
    Prepaid expenses and other current assets                        (83,911)             --
    Accounts payable and accrued expenses                           (167,149)        (71,017)
                                                                ------------    ------------
    Net cash used in operating activities                         (1,943,536)       (358,306)
                                                                ------------    ------------
Cash flows from investing
activities:
Fees paid for purchase of Plurion intangibles                       (178,500)             --
Net cash received on merger with public shell                      1,115,922              --
                                                                ------------    ------------
Net cash provided by investing activities                            937,422              --
                                                                ------------    ------------
Cash flows from financing activities:
  Collection of Other Receivables                                    395,066         352,520
  Net Proceeds from issuance of Series 1 preferred stock           1,326,700              --
  Net proceeds from issuance of Convertible notes payable          1,994,800              --
                                                                ------------    ------------
Net cash provided by financing activities                          3,716,566         352,520
                                                                ------------    ------------
Net increase (decrease) in cash and cash equivalents               2,710,452          (5,786)

Cash and cash equivalents at beginning of period                      65,537          19,000
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $  2,775,989    $     13,214
                                                                ============    ============
Noncash investing and financing activities:
Acquisition of Intangibles:
     License and Patent                                         $  5,700,000
     Less: Liabilities assumed                                       (88,000)
                                                                ------------
                                                                   5,612,000
                                                                ============
Exchange of notes and accrued interest
for Series 1 preferred stock                                    $  3,611,518
                                                                ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation and Description of Business

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

         Stem Cell Innovations, Inc. (the "Company") through its wholly owned subsidiary, Amphioxus Cell Technologies, Inc. ("ACT") which is based in Houston, Texas, is a cell biology company. It utilizes its proprietary C3A human liver cell line in the field of drug discovery and toxicology testing and is also engaged in the development and production of its proprietary pluripotent stem cells. These human cell-based disease models create a platform for the discovery, testing and development of all therapeutic modalities including small molecules, cell-based therapeutics, small interfering RNAs and antibodies.

         Until March 2003, the Company was a biopharmaceutical company (formerly known as Interferon Sciences, Inc.) engaged in the study, manufacture, and sale of ALFERON(R) N Injection, a highly purified, multispecies, natural source alpha interferon product. In March 2003, the Company sold to Hemispherx Biopharma, Inc. all of its inventory related to ALFERON N Injection and a license to sell ALFERON N Injection.

         Pursuant to the terms of the Agreement and Plan of Merger dated February 14, 2006 (the "Merger Agreement") by and among the Company, ACT and a wholly-owned subsidiary of the Company, Amphioxus Acquisition, Inc. ("Acquisition Sub"), ACT merged with and into Acquisition Sub (the "Merger"), such that Acquisition Sub was the surviving corporation, changed its name to Amphioxus Cell Technologies, Inc. and became a wholly-owned subsidiary of the Company. Upon the completion of the Merger, the stockholders of ACT controlled approximately 77% of the merged entity. The Merger has been accounted for as a reverse purchase with ACT being the accounting acquirer.

         In the Merger, all outstanding shares of common stock of the ACT were converted into 75,782 shares of Series 1 Convertible Preferred Stock (the "Series 1 Preferred") of the Company. Upon the Company obtaining stockholder approval to increase the authorized common stock, par value $.01 per share, of the Company (the "Common Stock"), the Series 1 Preferred will be mandatorily

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

convertible into an aggregate of 757,821,430 shares of Common Stock. Immediately prior to the completion of the Merger, ACT acquired from Plurion, Inc. ("Plurion") all of its assets, consisting of a patent and an assignment of its license to certain patents and patent applications in the field of pluripotent stem cells (the "Vanderbilt License"), and assumed certain liabilities of Plurion. The assets acquired from Plurion were valued at $5,700,000, based upon an appraisal. This acquisition was effected in exchange for 6,739,383 shares of the common stock of ACT (which were exchanged for 37,891 shares of Series 1 Preferred in the Merger).

         In connection with the Merger, Eaglestone Investment Partners I, L.P. ("Eaglestone") investment in ACT was restructured. In exchange for its investment in ACT which consisted of (i) a promissory note in the amount of $ 3,529,335, including accrued interest, (ii) 2,000,000 shares of ACT's Series A Preferred Stock and (iii) 1,185,265 shares of ACT's Class B Stock, Eaglestone received 2,000,000 shares of Series 2 Preferred Stock, par value $.01 per share (the "Series 2 Preferred"), of the Company, a promissory note from the Company in the principal amount of $2,935,000 (the "Eaglestone Note") and a royalty right with respect to revenues of the Company related to ACT's C3A liver cell line technology (the "Royalty Right").

         The Series 2 Preferred ranks senior to the Series 1 Preferred, does not pay dividends, does not carry the right to any vote except as required by the Delaware General Corporation Law and is redeemable by the Company for an aggregate payment of $3,065,000. The Eaglestone Note bears interest at the rate of 4% per annum from the date of the Merger and is repayable on June 15, 2009 or earlier to the extent of (i) 50% of the excess proceeds of an offering of equity securities by SC that raises in excess of $6.5 million of net proceeds, (ii) 10% of the excess proceeds of a series of such equity offerings that raise in excess of $15 million or (iii) 25% of after-tax net income of the Company in excess of $1 million measured cumulatively from the closing of the Merger, and is also be repayable in full if there is a change in control of the Company. The Series 2 Preferred is mandatorily redeemable on June 15, 2009 or earlier on the same basis as the Eaglestone Note described above after the repayment of the Eaglestone Note. In addition, the Royalty Right entitles Eaglestone to 2.5% of the revenues from products incorporating the C3A liver cell line technology for the greater of 10 years or the life of the relevant patents. The Company may repurchase this Royalty Right at any time for $10 million. Until the Eaglestone
Note is repaid and the Series 2 Preferred redeemed as set forth above,

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Eaglestone is also entitled to a 2.5% royalty on any other sales and licensing revenues of the Company and its subsidiaries, provided, however, that any such other royalty payments will be credited against the Company's obligations to pay the principal of and interest on the Eaglestone Note and to redeem the Series 2 Preferred. Eaglestone has agreed that the Company may repurchase the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007, for $4.8 million, against which will be credited any intervening principal payments on the Eaglestone Note and redemption payments on the Series 2 Preferred, any royalty payments resulting from technologies other than the C3A liver cell line technology and the principal amount of any portion of the Eaglestone Note or the liquidation value of any Series 2 Preferred voluntarily exchanged by Eaglestone for other equity securities of the Company.

         In connection with the Merger, Mr. Germain and Dr. Sussman, who were directors and stockholders of ACT and are directors and stockholders of the Company, exchanged their ACT debt in the amount of $338,328 and $165,611, respectively, for new debt of the Company in the amount of $250,000, and $150,000, respectively. The difference between the principal amount of the notes exchanged and the new notes issued was treated as a contribution to capital in the amount of $103,939. In addition, a note payable in the amount of $569,361 including accrued interested, which was due to the Company, was cancelled in the Merger and was treated as contribution to capital.

         Upon the completion of the Merger, all of the other note holders of ACT converted the $3,274,768 of debt including accrued interest held by them into Series 1 Preferred and warrants, exercisable at $.06 per share (the "Warrants") to purchase Common Stock. As a result of these transactions, these note holders received 16,083 shares of Series 1 Preferred convertible into 160,825,597 shares of Common Stock and Warrants to purchase 41,662,805 shares of Common Stock.

         Upon the completion of the Merger, all of the note holders of the Company converted the $303,750 of debt including accrued interest held by them into Series 1 Preferred and Warrants to purchase Common Stock. As a result of these transactions, these note holders received 1,012 shares of Series 1 Preferred convertible into 10,125,000 shares of Common Stock and Warrants to purchase 5,062,500 shares of Common Stock. The Series 1 Preferred and Warrants were issued at a beneficial rate. The beneficial conversion feature related to the Series 1 Preferred and the Warrants is valued at $1,794,375 and a charge of $1,794,375 was recorded as interest expense in the quarter ended March 31, 2006.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         In connection with the Merger, on February 14, 2006, the Company completed a private placement of notes, which are due December 31, 2008, and Warrants to accredited investors pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible into 78,333,333 shares of Common Stock and Warrants to purchase 39,166,666 shares of Common Stock. The Warrants were valued at $850,000 which amount is being amortized as interest expense over the term of the notes. In addition, the notes are convertible into Common Stock at a beneficial rate. The beneficial conversion feature is valued at $1,500,000 and accounted for as debt discount and is being amortized as interest expense over the term of the notes. On the same date, the Company completed another private placement of $1,563,500 of Series 1 Preferred which are convertible into 52,116,667 shares of Common Stock and Warrants to purchase an addition 26,058,333 shares of Common Stock. In connection therewith, $1,563,500 has been treated as a beneficial conversion feature and has been treated as a charge in calculating the net loss attributable to common stockholders.

         In connection with the Merger, the three senior members of the Company's management terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, these members of management received an aggregate of $972,685, $170,000 of which was used by each of them ($510,000 in the aggregate) to purchase shares of Series 1 Preferred convertible into 5,666,666 shares of Common Stock and Warrants to purchase 2,833,333 shares of Common Stock, and each entered into new one-year employment agreements with the Company. These agreements provide for an aggregate compensation of $23,000 per month. In connection with the shares and warrants purchased by management, the Company recorded a charge of $3,995,000 in the three month period ended March 31, 2006.

Note 2.  Summary of Significant Accounting Policies

         Principles of consolidation - The consolidated financial statements include the operations of the Company, Amphioxus Cell Technologies, Inc., Stem Cell Innovations BV and Interferon Sciences Development Corporation ("ISD"), the Company's wholly owned subsidiaries. ISD is inactive.

         Acquired intangibles - Acquired intangibles consist of the license and patent purchased form Plurion, are stated at cost and are being amortized using the straight-line method over the remaining useful lives of the license and underlying patents.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Deferred finance costs - The Company capitalizes costs related to debt financing and amortizes such costs over the term of the indebtedness on a straight line basis.

         Revenue and royalty recognition - Revenues are recognized when the products are shipped. Revenue from contract research is recognized when the research and testing is completed. Revenue from royalties is recognized over the royalty period based upon periodic reports submitted by the royalty obligor.

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

Note 3.  Loss Per Share

         Basic loss per share has been computed using the weighted average number of shares. The shares of common stock of the accounting acquirer were exchanged for 37,891 shares of Series 1 mandatorily convertible preferred stock of the Company which represent 378,910,715 shares of the Company's common stock upon their mandatory conversion. Accordingly, the weighted average number of shares used in the calculation has been limited to the 55,000,000 shares of common stock authorized for issuance. For the three months ended March 31, 2006 and March 31, 2005, common stock equivalents are not included in the calculation of loss per share as the effect would be antidilutive. As of March 31, 2006, the Company had 44,339,286 shares of common stock outstanding and 99,789 shares of Series 1 Preferred Stock outstanding, which are mandatorily convertible into common stock upon stockholder approval. Upon the approval to the increase in the authorized common stock, there will be 1,042,227,981 shares of common stock outstanding, warrants to purchase an additional 198,814,904 shares of common stock and 78,333,332 shares of common stock issuable upon conversion of the notes. The presentation of proforma loss per share is intended to represent the amounts per share that would have been recognized if the Company had sufficient authorized common stock and had issued common stock in lieu of Series 1 Preferred Stock.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Notes Payable and Redeemable Series 2 Preferred

At March 31, 2006, the Company's long term obligations are set forth in the table below.

Notes payable - Stockholder/Directors (1) Interest at the rate of   $   400,000
4% per annum payable at maturity. Notes due June 15, 2009, subject to earlier repayment under certain conditions.

Convertible notes payable, net of debt discount (2) $2,350,000          103,676
principal amount of non-interest bearing notes, due December 31, 2008 and convertible into an aggregate of 78,333,332 shares of common stock

Amount due Eaglestone (3)                                             4,799,825
   Composed of (i) the Eaglestone Note, in the principal amount of $2,935,000, bearing interest at the rate of 4% per annum and due June 15, 2009 and (ii) 2,000,000 shares of Series 2
   Preferred Stock, mandatorily redeemable on June 15, 2009 for
   $3,065,000. The Company has the option to redeem the
   Eaglestone Note and the Series 2 Preferred Stock on or before
   May 14, 2007 for an aggregate of $4,799,825.
                                                                    -----------
                                     Total                          $ 5,303,501
                                                                    ===========

(1) Notes Payable - Stockholders/Directors
------------------------------------------

         In connection with the Merger, Mr. Germain and Dr. Sussman, who were directors and stockholders of ACT and are directors and stockholders of the Company, exchanged their ACT debt in the amount of $338,328 and $165,611, respectively, for new debt of the Company in the amount of $250,000, and $150,000, respectively. The difference between the principal amount of the notes exchanged and the new notes issued was treated as a contribution to capital in the amount of $103,939.

(2) Convertible Notes Payable
-----------------------------

         In connection with the Merger, the Company completed a private placement of notes, which are due December 31, 2008, and Warrants pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible, at the option of the holder, into 78,333,332 shares of Common Stock and Warrants to purchase 39,166,667 shares of Common Stock. The Warrants were valued at $850,000 which amount is being amortized as interest expense over the term of the notes. In addition, the notes are convertible into Common Stock at a beneficial rate. The beneficial conversion feature is valued at $1,500,000 and accounted for as debt discount and is being amortized as interest expense over the term of the notes. The conversion of the notes is subject to approval by the shareholders of the Company of a sufficient number of authorized shares of Common Stock. The terms of the notes include the Company obtaining stockholder

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

approval on or before January 31, 2007 to increase its authorized shares to at least 2,000,000,000 shares and reserve a number of authorized but unissued shares of Common Stock equal to at least 130% of the number of shares issuable on conversion of the notes. Failure to obtain stockholder approval for the increase in the authorized number of shares and to file with the Delaware Secretary of State an amendment to the Company's Certificate of Incorporation, on or before January 31, 2007 to increase its authorized shares, would require the Company to make cash payments to the note holders aggregating $47,000, for each 30-day period such approval has not been obtained. The Company accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at its estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. As of March 31, 2006, the liability amounted to $10,000 and is included in accrued expenses.

(3) Eaglestone Note and Series 2 Preferred
------------------------------------------

         In connection with the Merger, Eaglestone's investment in ACT was restructured. In exchange for its investment in ACT which consisted of (i) a promissory note in the amount of $ 3,529,335, including accrued interest, (ii) 2,000,000 shares of ACT's Series A Preferred Stock and (iii) 1,185,265 shares of ACT's Class B Stock, Eaglestone received 2,000,000 shares of Series 2 Preferred Stock, the Eaglestone Note in the principal amount of $2,935,000 and the Royalty Right.

         The Series 2 Preferred ranks senior to the Series 1 Preferred, does not pay dividends, does not carry the right to any vote except as required by the Delaware General Corporation Law and is redeemable by the Company for an aggregate payment of $3,065,000. The Eaglestone Note bears interest at the rate of 4% per annum from the date of the Merger and is repayable on June 15, 2009 or earlier to the extent of (i) 50% of the excess proceeds of an offering of equity securities by SC that raises in excess of $6.5 million of net proceeds, (ii) 10% of the excess proceeds of a series of such equity offerings that raise in excess of $15 million or (iii) 25% of after-tax net income of the Company in excess of $1 million measured cumulatively from the closing of the Merger, and is also be repayable in full if there is a change in control of the Company. The Series 2 Preferred is mandatorily redeemable on June 15, 2009 or earlier on the same basis as the Eaglestone Note described above after the repayment of the Eaglestone Note.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         In addition, the Royalty Right entitles Eaglestone to 2.5% of the revenues from products incorporating the C3A liver cell line technology for the greater of 10 years or the life of the relevant patents. The Company may repurchase this Royalty Right at any time for $10 million. Until the Eaglestone
Note is repaid and the Series 2 Preferred redeemed as set forth above, Eaglestone is also entitled to a 2.5% royalty on any other sales and licensing revenues of the Company and its subsidiaries, provided, however, that any such other royalty payments will be credited against the Company's obligations to pay the principal of and interest on the Eaglestone Note and to redeem the Series 2 Preferred. For the quarter ended March 31, 2006, the Company accrued royalties to Eaglestone of $271, of which $96 was treated as a royalty expense and $175 reduced the principal amount of the Eaglestone Note.

         Eaglestone has agreed that the Company may repurchase the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007, for $4.8 million, against which will be credited any intervening principal payments on the Eaglestone Note and redemption payments on the Series 2 Preferred, any royalty payments resulting from technologies other than the C3A liver cell line technology and the principal amount of any portion of the Eaglestone Note or the liquidation value of any Series 2 Preferred voluntarily exchanged by Eaglestone for other equity securities of the Company. Because the Company has the right to defease the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4.8 million, the Company has classified the Eaglestone Note and Series 2 Preferred as Amount due Eaglestone in the amount of $4.8 million on its balance sheet. After May 14, 2007 and until June 15, 2009 (which is the due date of the note and the date fixed for redemption of the Series 2 Preferred), the Company will accrete the difference between (i) $4.8 million and (ii) the face amount of the note and the redemption amount of Series 2 Preferred (which as of March 31, 2006 was $5,999,825).

Note 5.  Stock-based compensation

         Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, we use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"),as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation," which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. As of January 1, 2006, we did not have any employee stock options outstanding and the Company did not grant any stock options or any other stock-based awards during the three months ended March 31, 2006, and therefore the adoption of this pronouncement did not have any effect on our consolidated results of operations for the three months ended March 31, 2006.

Note 6.  Related Party Transactions

         The Company has a consulting arrangement with Mark Germain, Chairman of the Board of the Company, which provides for a monthly consulting fee of $10,000 and a 3% success fee on corporate transactions other than sales of products in the ordinary course of business. Either party can terminate the consulting arrangement on 30 days notice. During each of the quarters ended March 31, 2006 and 2005, the Company incurred consulting fees of $30,000. In addition, in March 2006, he received a fee of $171,000 in connection with the acquisition of Plurion's assets by the Company, which was treated as a cost of the transaction.

         In connection with the Merger, the three senior members of the Company's management terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, these members of management received an aggregate of $972,685, $170,000 of which was used by each of them ($510,000 in the aggregate) to purchase shares of Series 1 Preferred convertible into 5,666,666 shares of Common Stock and Warrants to purchase 2,833,333 shares of Common Stock, and each entered into new one-year employment agreements with the Company. These agreements provide for an aggregate compensation of $23,000 per month. In connection with the shares and warrants purchased by management, the Company recorded a charge of $3,995,000 in the three month period ended March 31, 2006.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7.  Warrants

         Warrants outstanding at March 31, 2006, include warrants to purchase an aggregate of 58,797,102 shares of common stock. The warrants are exercisable at $.01 per share and expire in 2007 and 2008.

         In addition, warrants outstanding at March 31, 2006, include warrants to purchase an aggregate of 120,450,302 shares. The warrants which were issued in connection with the Merger are exercisable at $.06 per share and expire on the fifth anniversary of the date on which the Company obtains shareholder approval to increase the authorized shares.

         Furthermore, warrants outstanding at March 31, 2006, include warrants to purchase an aggregate of 19,567,500 shares. The warrants were issued to the placement agent in connection with the Merger and 13,045,000 of the warrants are exercisable at $.03 per share and 6,522,500 of the warrants are exercisable at $.06 per share. All of the warrants expire on the fifth anniversary of the date on which the Company obtains shareholder approval to increase the authorized shares. The warrants issued to the placement agent related to the notes issued in the private placement were valued at $1,995,885 are being amortized as interest expense over the term of the notes.

Note 8.  Acquired Intangibles

Acquired intangibles are summarized as follows:

                                                          Gross Carrying   Accumulated
                                                              Amount       Amortization         Net
                                                           ------------    ------------    ------------
Amortized intangible assets:
     License and patent                                    $  5,878,500    $    106,875    $  5,771,625

Aggregate amortization expense:
     For the three month period ended March 31, 2006                                       $    106,875

Estimated amortization expense:
     For the year ended December 31, 2006 (remainder)                                           664,678
     For the year ended December 31, 2007                                                       881,775
     For the year ended December 31, 2008                                                       881,775
     For the year ended December 31, 2009                                                       881,775
     For the year ended December 31, 2010                                                       881,775
     Thereafter                                                                               1,579,847
                                                                                           ------------
                                                                                           $  5,771,625
                                                                                           ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing in this Quarterly Report on Form 10-QSB.

Overview
--------

         Stem Cell Innovations, Inc. (the "Company") through its wholly owned subsidiary, Amphioxus Cell Technologies, Inc. ("ACT") which is based in Houston, Texas, is a cell biology company. It utilizes its proprietary C3A human liver cell line in the field of drug discovery and toxicology testing and is also engaged in the development and production of its proprietary pluripotent stem cells. These human cell-based disease models create a platform for the discovery, testing and development of all therapeutic modalities including small molecules, cell-based therapeutics, small interfering RNAs and antibodies.

         Until March 2003, the Company was a biopharmaceutical company (formerly known as Interferon Sciences, Inc. ("ISI")) engaged in the study, manufacture, and sale of ALFERON(R) N Injection, a highly purified, multispecies, natural source alpha interferon product. In March 2003, the Company sold to Hemispherx Biopharma, Inc. all of its inventory related to ALFERON N Injection and a license to sell ALFERON N Injection.

         Pursuant to the terms of the Agreement and Plan of Merger dated February 14, 2006 (the "Merger Agreement") by and among the Company, ACT and a wholly-owned subsidiary of the Company, Amphioxus Acquisition, Inc. ("Acquisition Sub"), ACT merged with and into Acquisition Sub (the "Merger"), such that Acquisition Sub was the surviving corporation, changed its name to Amphioxus Cell Technologies, Inc. and became a wholly-owned subsidiary of the Company. Upon the completion of the Merger, the stockholders of ACT controlled approximately 77% of the merged entity. The Merger has been accounted for as a reverse purchase with ACT being the accounting acquirer.

         The operations of the Company include the operations of ACT from January 1, 2005 until March 31, 2006 and the operations of ISI from February 15, 2006 until March 31, 2006.

Liquidity and Capital Resources

In connection with the Merger, on February 14, 2006, the Company also completed a private placement of notes and warrants to accredited investors pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible into 78,333,332 shares of Common Stock and Warrants to purchase 39,166,667 shares of Common Stock at an exercise price of $.06 per share. On the same date the Company completed another private placement of $1,563,500 of Series 1 Preferred convertible into 52,116,667 shares of Common Stock and Warrants to purchase an additional 26,058,333 shares of Common Stock. After fees and expenses of approximately $592,000, the Company received net proceeds of approximately $3,321,000, from the private placements.

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


Results of Operations

Three Months Ended March 31, 2006 Versus Three Months Ended March 31, 2005

         For the three months ended March 31, 2006 (the "2006 Period") and March 31, 2005 (the "2005 Period"), the Company recorded total revenues of $11,075 and $3,945, respectively. For the 2006 Period, the increase in total revenues was primarily due to royalty income received by Interferon Sciences, Inc. ("ISI"). The operations of ISI are only included in the operations of the Company after February 14, 2006.

         General and administrative expenses for the 2006 Period were $5,673,369 as compared to $159,683 for the 2005 Period. The $5,673,369 includes (i) non cash compensation charges of $3,995,000 and (ii) cash expenses of $892,508 of expenses related to the Merger. The remaining difference is due principally to increased salaries, legal and professional fees.

         Research and development expenses for the 2006 Period were $58,708 as compared to $0 in the 2005 Period. The research and development incurred in the 2006 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2006 Period was due the substantially improved liquidity of the Company.

         Interest expense for the 2006 Period was $2,017,872 as compared to $122,520 for the 2005 Period. The difference was primarly attributable to the $1,986,105 charged to interest expense related to the beneficial conversion feature of the $2,350,000 of notes issued on February 14, 2006, the notes of the Company which were exchanged for Series 1 Preferred and Warrants, and the valuation of the warrants issued to the placement agent in the private placement.

         Depreciation and amortization for the 2006 Period was $119,507 as compared to $29,136 for the 2005 Period. The increase in the 2006 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         As a result of the foregoing, the Company incurred a net loss of $7,859,588 for the 2006 Period as compared to a net loss of $314,030.

Cautionary Statements

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995:
-----------------------------------------

         Except for the historical information presented in this document, including financial information for the two quarters ended March 31, 2006 and March 31, 2005, this Quarterly Report on Form 10-QSB, including the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and documents and information incorporated by reference into this Quarterly Report on Form 10-QSB contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

         We caution you that no statements contained in this Quarterly Report on Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. We urge you to carefully review and consider the various disclosures made by us in this Form 10-QSB that attempt to advise interested parties of the risks and factors that may affect our business and the market for our stock.

Item 3.  Controls and Procedures

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report and have concluded that these controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

         There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A description of the unregistered sales of equity securities of the Company during the quarter ended March 31, 2006 is contained in the Company's Current Reports on Form 8-K dated February 14, 2006 and February 28, 2006.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.


Item 6.  Exhibits

         31.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company

         32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           STEM CELL INNOVATIONS, INC.

                                 March 31, 2006


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       STEM CELL INNOVATIONS, INC.


DATE:  May 22, 2006                    By: /s/ DR. JAMES H. KELLY
                                           -------------------------------------
                                           Dr. James H. Kelly
                                           Chief Executive Officer
                                           and Chief Financial Officer