Form 10QSB
period 2006-06-30
STEM CELL INNOVATIONS, INC.
filed 2006-08-18
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ________________


                         Commission File Number: 0-10379


                           STEM CELL INNOVATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                              22-2313648
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1812 Front Street, Scotch Plains, New Jersey                            07076
--------------------------------------------                          ---------
(Address of principal executive offices)                              (Zip code)


(908) 663-2150
----------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of August 1, 2006.

                    Common Stock         1,047,045,253 shares

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.    Financial Information
--------------------------------

Item 1.    Financial Statements (Unaudited)
           Consolidated Condensed Balance Sheet - June 30, 2006               3

           Consolidated Condensed Statements of Operations
           Three Months and Six Months Ended June 30, 2006 and 2005           4

           Consolidated Condensed Statement of Stockholders' Equity
           (Deficiency)- Six Months Ended June 30, 2006                       6

           Consolidated Condensed Statements of Cash Flows - Six Months
           Ended June 30, 2006 and 2005                                       7

           Notes to Consolidated Condensed Financial Statements               8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         17

Item 3.    Controls and Procedures                                           20

Part II.   Other Information
----------------------------

Item 1.    Legal Proceedings                                                 22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       22

Item 3.    Defaults on Senior Securities                                     22

Item 4.    Submission of Matters to a Vote of Security Holders               22

Item 5.    Other Information                                                 22

Item 6.    Exhibits and Reports on Form 8-K                                  22

Item. 1    Financial Statements
-------------------------------

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                     June 30,
                                                                       2006
                                                                   ------------
                                                                    (Unaudited)
ASSETS
Current assets
Cash and cash equivalents                                          $  1,469,728
  Other receivables                                                      74,044
  Prepaid expenses and other current assets                              26,148
                                                                   ------------
Total current assets                                                  1,569,920
                                                                   ------------

Property, plant and equipment, at cost                                1,118,931
Less accumulated depreciation                                          (749,567)
                                                                   ------------
                                                                        369,364
                                                                   ------------

Acquired intangibles, net                                             5,550,066
Deferred finance costs, net                                           2,039,912
Other assets                                                              9,879
                                                                   ------------
Total assets                                                       $  9,539,141
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                              $    986,611
                                                                   ------------
Total current liabilities                                               986,611
                                                                   ------------
Long-term liabilities
  Notes payable - Stockholders/Directors                                400,000
  Convertible notes payable, net of debt discount                       304,580
  Amount due Eaglestone (including Series 2 preferred stock)          4,799,568
                                                                   ------------
Total long-term liabilities                                           5,504,148
                                                                   ------------
Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share;
  authorized-5,000,000 shares;  Series 1 Convertible
  Preferred Stock; 99,789 issued and outstanding                            998
  Series 2 Preferred Stock; 2,000,000 issued and outstanding                 --
Common stock, par value $.01 per share; authorized-55,000,000
shares; issued  and outstanding-46,668,019 shares                       466,680
Additional paid in capital                                           22,910,602
Accumulated deficit                                                 (20,329,898)
                                                                   ------------
Total stockholders' equity                                            3,048,382
                                                                   ------------
Total liabilities and stockholders' equity                         $  9,539,141
                                                                   ============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                               Three Months Ended
                                                                      -----------------------------------
                                                                          June 30,            June 30,
                                                                            2006                2005
                                                                      ---------------     ---------------
Revenue
  Royalty income                                                      $        10,282     $            --
  Contract Research                                                            15,203                  --
  Sales                                                                            --               1,985
                                                                      ---------------     ---------------
  Total revenue                                                                25,485               1,985
                                                                      ---------------     ---------------
Costs and expenses
  Cost of sales                                                                    --                 443
  General and administrative                                                1,016,773             347,052
  Research and development                                                    189,540                  --
  Depreciation and amortization                                               234,191              21,396
                                                                      ---------------     ---------------
Total costs and expenses                                                    1,440,504             368,891
                                                                      ---------------     ---------------

Loss from operations before other income (expense)                         (1,415,019)           (366,906)

Interest income (expense) including accretion of debt discount and
amortization of deferred financing costs                                     (546,774)           (126,845)
Other income (expense), net                                                      (385)            (45,877)
                                                                      ---------------     ---------------
Net loss                                                              $    (1,962,178)    $      (539,628)
                                                                      ===============     ===============

Basic and diluted net loss per share                                  $          (.04)    $          (.01)
                                                                      ===============     ===============
Weighted average number of shares outstanding -
basic and diluted, (common shares limited to
authorized shares available)                                               55,000,000          55,000,000
                                                                      ===============     ===============

Proforma basic and diluted net loss per share                         $            --     $            --
                                                                      ===============     ===============

Proforma weighted average number of shares outstanding -
basic and diluted (assuming sufficient authorized shares)               1,043,174,828         378,910,715
                                                                      ===============     ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                          Six Months Ended
                                                                              -----------------------------------
                                                                                  June 30,           June 30,
                                                                                    2006               2005
                                                                              ---------------     ---------------
Revenue
  Royalty income                                                              $        17,282     $            --
  Contract Research                                                                    19,278                  --
  Sales                                                                                    --               5,930
                                                                              ---------------     ---------------
  Total revenue                                                                        36,560               5,930
                                                                              ---------------     ---------------
Costs and expenses
  Cost of sales                                                                            --               2,001
  General and administrative                                                        6,690,142             506,735
  Research and development                                                            248,248                  --
  Depreciation and amortization                                                       353,698              50,532
                                                                              ---------------     ---------------
Total costs and expenses                                                            7,292,088             559,268
                                                                              ---------------     ---------------

Loss from operations before other income (expense)                                 (7,255,528)           (553,338)

Interest income (expense) including accretion of debt discount and                 (2,564,646)           (249,365)
amortization of deferred financing costs
Other income (expense), net                                                            (1,592)            (50,955)
                                                                              ---------------     ---------------
Net loss                                                                           (9,821,766)           (853,658)
Less: Amount attributable to preferred stock beneficial conversion feature         (1,563,500)                 --
                                                                              ---------------     ---------------
Net loss attributable to common stockholders                                  $   (11,385,266)    $      (853,658)
                                                                              ===============     ===============

Basic and diluted net loss per share                                          $          (.21)    $          (.02)
                                                                              ===============     ===============
Weighted average number of shares outstanding -
basic and diluted, (common shares limited to
authorized shares available)                                                       55,000,000          55,000,000
                                                                              ===============     ===============

Proforma basic and diluted net loss per share                                 $         (0.01)    $            --
                                                                              ===============     ===============
Proforma weighted average number of shares outstanding -
basic and diluted (assuming sufficient authorized shares)                         877,249,451         378,910,715
                                                                              ===============     ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                  Stem Cell Innovations, Inc. and Subsidiaries
      Consolidated Condensed Statement of Stockholder's Equity (Deficiency)
                         Six Months Ended June 30, 2006

                                   (unaudited)

                                     Series 1
                                    Convertible
                                  Preferred Stock           Common Stock            Additional
                               ---------------------  -------------------------       Paid-In        Accumulated
                                 Shares      Amount      Shares         Amount        Capital          Deficit          Total
                               ----------  ---------  ------------    ---------     ------------    ------------     ------------
Balances at
  January 1, 2006 (1)              37,891  $     379                                $  1,375,959    $(10,508,132)    $ (9,131,794)

Issuance of shares to
  Plurion for acquired
  intangibles and
  assumption of certain
  liabilities (1)                  37,891        379                                   5,611,621                        5,612,000

Notes and accrued interest
  thereon exchanged (1)            16,083        161                                   3,307,607                        3,307,768

Capital contribution by
  stockholders/directors
  on exchange of notes (1)                                                                103,939                          103,939
                               ----------  ---------                                ------------    ------------     ------------

Recapitalization                   91,865        919                                  10,399,126     (10,508,132)        (108,087)
Issuance of shares in
  merger less expenses
  of $391, 161 and
  $569,361 capital
  contribution
  representing note payable                             37,339,286    $ 373,393          195,968                          569,361
Notes payable and accrued
  interest thereon
  exchanged for
  preferred stock                   1,012         10                                     303,740                          303,750
Beneficial conversion charge
  on fair value of shares
  exchanged for notes payable                                                          1,794,375                        1,794,375
Net proceeds from issuance
  of Series 1 Preferred and
  warrants in private
  placement less expenses
  of $236,800                       5,212         52                                   1,326,648                        1,326,700
Fair value of warrants issued
  and beneficial conversion
  feature in connection with
  debt issued in private
  placement                                                                            2,350,000                        2,350,000
Preferred stock beneficial
  conversion feature                                                                   1,563,500                        1,563,500
Amortization of beneficial
  conversion feature                                                                  (1,563,500)                      (1,563,500)

Proceeds from Series 1
  Preferred purchased by
  employees in private
  placement                         1,700         17                                     509,983                          510,000
Estimated fair value of Series
  1 Preferred and warrants
  purchased by employees in
  private placement in excess
  of proceeds                                                                          3,995,000                        3,995,000
Shares issued in cashless
  exercise of warrants                                   7,000,000       70,000          (70,000)
Fair value of placement agent's
  warrants attributable to
  debt issued in private
  placement                                                                            1,995,885                        1,995,885
Conversion of notes into
  common stock                                           2,328,733       23,287           46,575                           69,862

Equity based compensation for
  directors                                                                               28,053                           28,053
Imputed interest on
  convertible notes                                                                       35,249                           35,249
Net Loss                                                                                              (9,821,766)      (9,821,766)
                               ----------  ---------  ------------    ---------     ------------    ------------     ------------
Balance at June  30, 2006          99,789  $     998    46,668,019    $ 466,680     $ 22,910,602    $(20,329,898)    $  3,048,382
                               ==========  =========  ============    =========     ============    ============     ============

(1) In connection with the reverse merger representing a capital transaction, the capital of the accounting acquirer has been retroactively adjusted.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                   STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                       Six Months Ended
                                                                          June 30,
                                                                    2006            2005
                                                                ------------    ------------
Cash flows from operating activities:
   Net loss                                                     $ (9,821,766)   $   (853,658)
   Adjustments to reconcile net loss
       to net cash used for operating activities:
       Beneficial conversion charge                                1,794,375              --
       Depreciation and amortization                                 353,698          50,532
       Non cash compensation charge                                4,023,053              --
       Non cash interest charge                                      105,112              --
       Accretion of debt discount                                    304,580              --
       Amortization of deferred finance costs                        311,173              --
Change in operating assets and liabilities:
       Accounts receivable                                            34,616          (1,210)
       Prepaid expenses and other current assets                     (19,758)             --
       Accounts payable and accrued expenses                        (174,218)         (3,353)
                                                                ------------    ------------

       Net cash used in operating activities                      (3,089,135)       (807,689)
                                                                ------------    ------------
Cash flows from investing activities:
Cost of acquiring Plurion intangibles                               (178,500)             --
                                                                ------------    ------------
Additions to property, plant and equipment                          (160,662)       (176,916)

Net cash received on merger with public shell                      1,115,922              --
                                                                ------------    ------------

Net cash provided by (used in) investing activities                  776,760        (176,916)
                                                                ------------    ------------
Cash flows from financing activities:
   Collection of Other Receivables                                   395,066       1,211,165
   Net Proceeds from issuance of Series 1 preferred stock          1,326,700              --
   Net proceeds from issuance of Convertible notes payable         1,994,800              --
                                                                ------------    ------------

Net cash provided by financing activities                          3,716,566       1,211,165
                                                                ------------    ------------

Net increase in cash and cash equivalents                          1,404,191         226,560

Cash and cash equivalents at beginning of period                      65,537          19,000
                                                                ------------    ------------

Cash and cash equivalents at end of period                      $  1,469,728    $    245,560
                                                                ============    ============
Noncash investing and financing activities:
Acquisition of Intangibles:
       License and Patent                                       $  5,700,000
       Less: Liabilities assumed                                     (88,000)

                                                                   5,612,000
Exchange of notes and accrued interest
for Series 1 preferred stock                                    $  3,611,518
                                                                ============

Exchange of convertible notes for common stock                  $     69,862
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

         In the Merger, all outstanding shares of common stock of the ACT were converted into 75,782 shares of Series 1 Convertible Preferred Stock (the "Series 1 Preferred") of the Company. On July 6, 2006, the Company obtained stockholder approval to increase the authorized common stock, par value $.01 per share, of the Company (the "Common Stock") to 4,000,000,000 shares and the Series 1 Preferred was mandatorily converted into an aggregate of 757,821,415 shares of Common Stock. Immediately prior to the completion of the Merger, ACT acquired from Plurion, Inc. ("Plurion") all of its assets, consisting of a patent and an assignment of its license to certain patents and patent applications in the field of pluripotent stem cells (the "Vanderbilt License"), and assumed certain liabilities of Plurion. The assets acquired from Plurion were valued at $5,700,000, based upon an appraisal. This acquisition was effected in exchange for 6,739,383 shares of the common stock of ACT (which were exchanged for 37,891 shares of Series 1 Preferred in the Merger).

         In connection with the Merger, the Eaglestone Investment Partners I, L.P. ("Eaglestone") investment in ACT was restructured. In exchange for its investment in ACT which consisted of (i) a promissory note in the amount of $ 3,529,335, including accrued interest, (ii) 2,000,000 shares of ACT's Series A Preferred Stock and (iii) 1,185,265 shares of ACT's Class B Stock, Eaglestone received 2,000,000 shares of Series 2 Preferred Stock, par value $.01 per share (the "Series 2 Preferred"), of the Company, a promissory note from the Company in the principal amount of $2,935,000 (the "Eaglestone Note") and a royalty

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

right with respect to revenues of the Company related to ACT's C3A liver cell line technology (the "Royalty Right").

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

         Upon the completion of the Merger, all of the other note holders of ACT converted $3,274,768 of debt including accrued interest held by them into Series 1 Preferred and warrants, exercisable at $.06 per share (the "Warrants") to purchase Common Stock. As a result of these transactions, these note holders received 16,083 shares of Series 1 Preferred convertible into 160,825,597 shares of Common Stock and Warrants to purchase 41,662,805 shares of Common Stock.

         Upon the completion of the Merger, all of the note holders of the Company converted the $303,750 of debt including accrued interest held by them into Series 1 Preferred and Warrants to purchase Common Stock. As a result of these transactions, these note holders received 1,012 shares of Series 1 Preferred convertible into 10,125,000 shares of Common Stock and Warrants to purchase 5,062,500 shares of Common Stock. The Series 1 Preferred and Warrants were issued at a beneficial rate. The beneficial conversion feature related to the Series 1 Preferred and the Warrants was valued at $1,794,375 and a charge of $1,794,375 was recorded as interest expense in the quarter ended March 31, 2006.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

         In connection with the Merger, on February 14, 2006, the Company completed a private placement of notes, which are due December 31, 2008, and Warrants to accredited investors pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible into 78,333,333 shares of Common Stock and Warrants to purchase 39,166,666 shares of Common Stock. The Warrants were valued at $850,000 which amount is being amortized as interest expense over the term of the notes. In addition, the notes are convertible into Common Stock at a beneficial rate. The beneficial conversion feature is valued at $1,500,000 and accounted for as debt discount and is being amortized as interest expense over the term of the notes. In May 2006, $69,862 of such Notes were converted into 2,328,733 shares of Common Stock. On February 14, 2006, the Company completed another private placement of $1,563,500 of Series 1 Preferred which are convertible into 52,116,667 shares of Common Stock and Warrants to purchase an addition 26,058,333 shares of Common Stock. In connection therewith, $1,563,500 has been treated as a beneficial conversion feature and has been treated as a charge in calculating the net loss attributable to common stockholders.

         In connection with the Merger, the three senior members of the Company's management terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, these members of management received an aggregate of $972,685 (which was charged to operations in the quarter ended March 31, 2006), $170,000 of which was used by each of them ($510,000 in the aggregate) to purchase shares of Series 1 Preferred convertible into 5,666,666 shares of Common Stock and Warrants to purchase 2,833,333 shares of Common Stock, and each entered into new one-year employment agreements with the Company. These agreements provide for an aggregate compensation of $23,000 per month. In connection with the shares and warrants purchased by management, the Company recorded a charge of $3,995,000 in the three month period ended March 31, 2006.

         The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $20,329,898 through the period ended June 30, 2006 and has been dependent on funding operations through the issuances of convertible debt and the private sales of equity securities. At June 30, 2006 cash amounted to approximately $1,470,000. Management believes that current cash resources will be insufficient to fund its operations for the next twelve months. Management's plans include continuing to finance operations through attempting a private or public placement of equity or debt securities, selling the shares of Hemispherx common stock received by the Company in exchange for the termination of the royalty on sales of products containing natural alpha interferon, licensing its human pluripotent stem cells (PluricellsTM) and reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

         Acquired intangibles - Acquired intangibles consist of the license and patent purchased form Plurion, are stated at cost and are being amortized using the straight-line method over the remaining useful lives (six years) of the license and underlying patents.

         Deferred finance costs - The Company capitalizes costs related to debt financing and amortizes such costs to interest expense over the term of the indebtedness on a straight line basis.

         Revenue and royalty recognition - Revenues will be recognized when the products are shipped and title passes. Revenue from contract research is recognized when the research and testing is completed. Revenue from royalties is recognized over the royalty period based upon periodic reports received from the licensee. See Note 9.

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

         Recently Issued Accounting Policy - In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, ("FIN48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

Note 3.       Loss Per Share and Pro forma Loss Per Share

         Basic loss per share has been computed using the weighted average number of shares. The shares of common stock of the accounting acquirer were exchanged for 37,891 shares of Series 1 mandatorily convertible preferred stock of the Company which will represent 378,910,706 shares of the Company's common stock upon their mandatory conversion. Accordingly, the weighted average number of shares outstanding has been limited to the 55,000,000 shares of common stock authorized for issuance. For the three months and six months ended June 30, 2006 and June 30, 2005, common stock equivalents are not included in the calculation of loss per share as the effect would be antidilutive. As of June 30, 2006, the Company had 46,668,019 shares of common stock outstanding and 99,789 shares of Series 1 Preferred Stock outstanding, which are mandatorily convertible into

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

common stock upon stockholder approval. On July 6, 2006, the stockholders of the Company approved increasing the number of shares of common stock which the Company is authorized to issue to 4,000,000,000. As of August 1, 2006, there are 1,047,045,253 shares of common stock outstanding, warrants to purchase an additional 196,264,904 shares of common stock and 76,004,599 shares of common stock issuable upon conversion of the notes.

         The presentation of proforma loss per share is intended to represent the amounts per share that would have been recognized if the Company had sufficient authorized common stock and had issued common stock in lieu of Series 1 Preferred Stock. The proforma weighted average shares outstanding for the three-month and six-month periods ended June 30, 2006 and 2005 assumes the Company had sufficient authorized common stock to convert all of the Series 1 Preferred Stock and that the conversions took place as of the beginning of each period presented. The proforma weighted average shares outstanding for the three-month and six-month periods ended June 30, 2005 also assumes that the ACT common shares had been exchanged for common shares of the Company at the beginning of the respective periods.

Note 4.       Notes Payable and Redeemable Series 2 Preferred

         At June 30, 2006, the Company's long term obligations are set forth in the table below.
         Notes payable - Stockholder/Directors (1) Interest at the rate of
         4% per annum payable at maturity. Notes due June 15, 2009,
         subject to earlier repayment under certain conditions                      $    400,000

         Convertible notes payable, net of debt discount (2)
         $2,280,137 principal amount of non-interest bearing notes, due December 31, 2008 and convertible into an aggregate of
         76,004,600 shares of common stock                                               304,580

         Amount due Eaglestone (3)
         Composed of (i) the Eaglestone Note, in the principal amount of
         $2,935,000, bearing interest at the rate of 4% per annum and due
         June 15, 2009 and (ii) 2,000,000 shares of  Series 2 Preferred
         Stock, mandatorily redeemable on June 15, 2009 for $3,065,000
         The Company has the option to redeem the Eaglestone Note and the
         Series 2 Preferred Stock on or before May 14, 2007 for an
         aggregate of $4,799,568                                                       4,799,568
                                                                                    ------------
                                                                    Total           $  5,504,148

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

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

(2) Convertible Notes Payable
-----------------------------

         In connection with the Merger, the Company completed a private placement of notes, which are due December 31, 2008, and Warrants pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible, at the option of the holder, into 78,333,332 shares of Common Stock and Warrants to purchase 39,166,667 shares of Common Stock. In May 2006, $69,862 of such Notes were converted into 2,328,733 shares of Common Stock. The Warrants were valued at $850,000 which amount is being accreted as interest expense over the term of the notes. In addition, the notes are convertible into Common Stock at a beneficial rate. The beneficial conversion feature is valued at $1,500,000 and accounted for as debt discount and is being accreted as interest expense over the term of the notes. The conversion of the notes is subject to approval by the shareholders of the Company of a sufficient number of authorized shares of Common Stock.

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

         In addition, the Royalty Right entitles Eaglestone to 2.5% of the revenues from products incorporating the C3A liver cell line technology for the greater of 10 years or the life of the relevant patents. The Company may repurchase this Royalty Right at any time for $10 million. Until the Eaglestone
Note is repaid and the Series 2 Preferred redeemed as set forth above, Eaglestone is also entitled to a 2.5% royalty on any other sales and licensing revenues of the Company and its subsidiaries, provided, however, that any such other royalty payments will be credited against the Company's obligations to pay the principal of and interest on the Eaglestone Note and to redeem the Series 2 Preferred. For the six months ended June 30, 2006, the Company accrued royalties to Eaglestone of $935, of which $503 was treated as a royalty expense and $432 reduced the principal amount of the Eaglestone Note.

         Eaglestone has agreed that the Company may repurchase the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007, for $4.8 million, against which will be credited any intervening principal payments on the Eaglestone Note and redemption payments on the Series 2 Preferred, any royalty payments resulting from technologies other than the C3A liver cell line technology and the principal amount of any portion of the Eaglestone Note or the liquidation value of any Series 2 Preferred voluntarily exchanged by Eaglestone

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

for other equity securities of the Company. Because the Company has the right to defease the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4.8 million, the Company has classified the Eaglestone Note and Series 2 Preferred as Amount due Eaglestone in the amount of $4.8 million on its balance sheet. After May 14, 2007 and until June 15, 2009 (which is the due date of the note and the date fixed for redemption of the Series 2 Preferred), the Company will accrete the difference between (i) $4.8 million and (ii) the face amount of the note and the redemption amount of Series 2 Preferred (which as of June 30, 2006 was $5,999,568).

Note 5.       Stock-based compensation

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. The Company adopted SFAS No. 123R on January 1, 2006.

         On July 6, 2006, the stockholders approved the Company's 2006 Incentive Stock Plan (the "2006 Plan"). Pursuant to the 2006 Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company's Common Stock to officers, employees or members of the Board of Directors. The Company is authorized to grant an aggregate of 100,000,000 shares under the 2006 Plan.

         Prior to adopting SFAS No. 123, the Company accounted for stock-based employee compensation under APB No. 25. The Company has applied the modified prospective method in the adoption of SFAS No. 123R.

         Under SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards. The Company applies a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revises that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate.

         During the three months ended June 30, 2006, the Company recognized $28,053 of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. All of the compensation expense resulted from the issuance of stock options. As of June 30, 2006, the Company had only non-qualified stock options outstanding.

         The stock options were granted with an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, vest over a period of two years, and expire five years from the date of grant.

         Summarized information for the Company's non-qualified stock options is as follows:

                                                        Weighted       Weighted
                                                        average        average        Aggregate
                                         Number of      exercise       remaining      intrinsic
       Stock Options                     options        price          years          value
-------------------------------------  ------------   ------------   ------------   --------------
Outstanding at December 31, 2005                 --   $
Granted                                   3,000,000            .38           4.92
                                       ------------
Outstanding at June 30, 2006              3,000,000            .38           4.92   $          0
                                       ============
Exercisable at June 30, 2006                     --             --             --   $          0
                                       ============

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

         As of June 30, 2006, the Company had $1,057,776. of unrecognized compensation related to the unvested portion of outstanding stock options expected to be recognized through June 2008.

         The per share weighted average fair value of the Company's stock options granted during the quarter ended June 30, 2006 was $.38, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   Three months
                                                                      ended
                                                                  June 30, 2006
                                                                  -------------
    Expected dividend yield                                                   0%
    Risk-free interest rate                                                 5.0%
    Expected volatility                                                   181.7%
    Expected life                                                       5 years


The Company estimates the fair value of its stock options on the date of grant using the Black-Scholes option pricing model. The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of June 30, 2006, the Company anticipates all outstanding options will vest.


Note 6.       Related Party Transactions

         The Company has a consulting arrangement with Mark Germain, Chairman of the Board of the Company, which provides for a monthly consulting fee of $10,000 and a 3% success fee on corporate transactions other than sales of products in the ordinary course of business. Either party can terminate the consulting arrangement on 30 days notice. In addition, in March 2006, he received a fee of $171,000 in connection with the acquisition of Plurion's assets by the Company.

         In connection with the Merger, the three senior members of the Company's management terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, these members of management received an aggregate of $972,685 (which was charged to operations in the quarter ended March 31, 2006), $170,000 of which was used by each of them ($510,000 in the aggregate) to purchase shares of Series 1 Preferred convertible into 5,666,666 shares of Common Stock and Warrants to purchase 2,833,333 shares of Common Stock, and each entered into new one-year employment agreements with the Company. These agreements provide for an aggregate compensation of $23,000 per month. In connection with the shares and warrants purchased by management, the Company recorded a charge of $3,995,000 in the three month period ended March 31, 2006.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 7.       Warrants

         Warrants outstanding at June 30, 2006, include warrants to purchase an aggregate of 58,797,102 shares of common stock. The warrants were issued in connection with a convertible note financing are exercisable at $.01 per share and expire in 2007 and 2008.

         In addition, warrants outstanding at June 30, 2006, include warrants to purchase an aggregate of 120,450,302 shares. The warrants which were issued in connection with the Merger are exercisable at $.06 per share and expire on July 6, 2011.

         Furthermore, warrants outstanding at June 30, 2006, include warrants to purchase an aggregate of 19,567,500 shares. The warrants were issued to the placement agent in connection with the Merger and 13,045,000 of the warrants are exercisable at $.03 per share and 6,522,500 of the warrants are exercisable at $.06 per share. All of the warrants expire on July 6, 2011. The warrants issued to the placement agent related to the notes issued in the private placement were valued at $1,995,885 are being amortized as interest expense over the term of the notes. The warrants were valued using the Black Scholes option pricing model.

Note 8.       Acquired Intangibles

Acquired intangibles are summarized as follows:
                                                          Gross Carrying   Accumulated
                                                              Amount       Amortization        Net
                                                           --------------------------------------------
Amortized intangible assets:                               $  5,878,500    $    328,434    $  5,550,066
         License and patent
Aggregate amortization expense:
         For the six month period ended June 30, 2006                                      $    328,434
Estimated amortization expense:
For the year ended December 31, 2006 (remainder)                                                443,119
For the year ended December 31, 2007                                                            881,775
For the year ended December 31, 2008                                                            881,775
For the year ended December 31, 2009                                                            881,775
For the year ended December 31, 2010                                                            881,775
Thereafter                                                                                    1,579,847
                                                                                           ------------
                                                                                           $  5,550,066
                                                                                           ============

Note 9.        Subsequent Event.

         In March 2003, the Company sold to Hemispherx Biopharma, Inc. all of its inventory related to ALFERON N Injection and a license to sell ALFERON N Injection. In connection with the sale, the Company continued to receive a royalty on products containing natural alpha interferon. On July 26, 2006, the Company terminated its royalty right in exchange for 250,000 shares of Hemispherx Biopharma common stock.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing in this Quarterly Report on Form 10-QSB.

Overview
--------

         Stem Cell Innovations, Inc. (the "Company") through its wholly owned subsidiary, Amphioxus Cell Technologies, Inc. ("ACT") which is based in Houston, Texas, is a cell biology company. We have an ongoing business relating to the use of its C3A human liver cell line in the field of drug discovery and toxicology testing. We have not yet developed any substantial market for our primary products. Our principal revenues have been contract research and testing and consulting services for other companies, which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market our drug discovery and toxicology testing and other products. We intend to attempt to develop our C3A human liver cell line for the production of human serum proteins, including the clotting factors, Factor VIII and Factor IX, used by hemophiliacs to allow their blood to clot. In addition, we intend to broaden the application of our expertise into the area of pluripotent cell biology. Our acquisition of Plurion's assets consisted substantially of fundamental intellectual property applicable to the development and use of human pluripotent cells, often referred to as embryonic stem or germ cells. We are in the process of developing differentiated cell lines from our proprietary human pluripotent cells, adding to the cell types that may be used as a screen for drug discovery and toxicity, as well as for cellular replacement therapy.

         Until March 2003, the Company was a biopharmaceutical company (formerly known as Interferon Sciences, Inc. ("ISI")) engaged in the study, manufacture, and sale of ALFERON(R) N Injection, a highly purified, multispecies, natural source alpha interferon product. In March 2003, the Company sold to Hemispherx Biopharma, Inc. all of its inventory related to ALFERON N Injection and a license to sell ALFERON N Injection. In connection with the sale, the Company continued to receive a royalty on products containing natural alpha interferon. On July 26, 2006, the Company terminated its royalty right in exchange for 250,000 shares of Hemispherx Biopharma common stock.

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

         The operations of the Company include the operations of ACT from January 1, 2005 and the operations of ISI from February 15, 2006.

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

         At June 30, 2006, the Company had approximately $1.5 million in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

         On July 26, 2006, the Company terminated its right to receive royalties from the sale of products containing natural alpha interferon for 250,000 shares of the common stock of Hemispherx Biopharma, Inc. Hemispherx's registration statement filed with the Securities and Exchange Commission registering the shares for resale was declared effective in August, 2006. On July 26, 2006, the closing price of Hemispherx common stock on the American Stock Exchange was $2.48.

         Following the Merger which took place on February 14, 2006, the Company has carried on the business of ACT. The Company has incurred cumulative losses of $20,329,898 through the period ended June 30, 2006 and has been dependent on funding operations through the issuances of convertible debt and the private sales of equity securities. At June 30, 2006 cash amounted to approximately $1,470,000. Management believes that current cash resources will be insufficient to fund its operations for the next twelve months. Management's plans include continuing to finance operations through attempting a private or public placement of equity or debt securities, selling the shares of Hemispherx common stock received by the Company in exchange for the termination of the royalty on sales of products containing natural alpha interferon, licensing its human pluripotent stem cells (PluricellsTM) and reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. Insufficient funds will require the Company to curtail or terminate its activities.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

         Six Months Ended June 30, 2006 Versus Six Months Ended June 30, 2005

         For the six months ended June 30, 2006 (the "2006 Period") and June 30, 2005 (the "2005 Period"), the Company recorded total revenues of $36,560 and $5,930, respectively. For the 2006 Period, the increase in total revenues was primarily due to royalty income received by Interferon Sciences, Inc. ("ISI"). The Company terminated its right to receive royalties from the sale of products containing natural alpha interferon in July 2006. See Note 9. The operations of ISI are only included in the operations of the Company from February 15, 2006.

         General and administrative expenses for the 2006 Period were $6,690,142 as compared to $506,735 for the 2005 Period. The 2006 Period expenses include
(i) compensation charges of $3,995,000 and (ii) expenses of $892,508 of expenses related to the Merger. The remaining difference is due principally to increased salaries, legal and professional fees.

         Research and development expenses for the 2006 Period were $248,248 as compared to $0 in the 2005 Period. The research and development incurred in the 2006 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2006 Period was due the substantially improved liquidity of the Company.

         Interest expense for the 2006 Period was $2,564,646 as compared to $249,365 for the 2005 Period. The difference was primarly attributable to the $2,187,009 charged to interest expense related to the beneficial conversion feature of the $2,350,000 of notes issued on February 14, 2006, the notes of the Company which were exchanged for Series 1 Preferred and Warrants, and the valuation of the warrants issued to the placement agent in the private placement.

         Depreciation and amortization for the 2006 Period was $353,698 as compared to $50,532 for the 2005 Period. The increase in the 2006 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         As a result of the foregoing, the Company incurred a net loss of $9,821,766 for the 2006 Period as compared to a net loss of $853,658.

         Three months ended June 30, 2006 versus three months ended June 30,
2005

         For the three months ended June 30, 2006 (the "2006 Period") and June 30, 2005 (the "2005 Period"), the Company recorded total revenues of $25,485 and $1,985, respectively. For the 2006 Period, the increase in total revenues was primarily due to royalty income received by ISI and contract research by ACT. The Company terminated its right to receive royalties from the sale of products containing natural alpha interferon in July 2006. See Note 9. The operations of ISI are only included in the operations of the Company after February 15, 2006.

         General and administrative expenses for the 2006 Period were $1,016,773 as compared to $347,052 for the 2005 Period. The difference is due principally to increased salaries, legal and professional fees.

         Research and development expenses for the 2006 Period were $189,540 as compared to $0 in the 2005 Period. The research and development incurred in the 2006 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2006 Period was due the substantially improved liquidity of the Company.

         Interest expense for the 2006 Period was $546,774 as compared to $126,845 for the 2005 Period. The difference was primarly attributable to the debt discount charged to interest expense related to the beneficial conversion feature of the $2,350,000 of notes issued on February 14, 2006 and the amortization of finance costs.

         Depreciation and amortization for the 2006 Period was $234,191 as compared to $21,396 for the 2005 Period. The increase in the 2006 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         As a result of the foregoing, the Company incurred a net loss of $1,962,178 for the 2006 Period as compared to a net loss of $539,628.

Recently Issued Accounting Policy

         In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, ("FIN48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.


Cautionary Statements

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

         Except for the historical information presented in this document, including financial information for the six months ended June 30, 2006 and June 30, 2005, this Quarterly Report on Form 10-QSB, including the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and documents and information incorporated by reference into this Quarterly Report on Form 10-QSB contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the quarter ended June 30, 2006, Longview Fund, LP converted $ 69,862 principal amount of their notes into 2,328,733 shares of the Company's common stock.

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

                                  June 30, 2006




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       STEM CELL INNOVATIONS, INC.


DATE:  August 17, 2006                 By:  /s/ DR. JAMES H. KELLY
                                            ------------------------------------
                                            Chief Executive
                                            and Chief Financial Officer