Form 10QSB
period 2006-09-30
STEM CELL INNOVATIONS, INC.
filed 2006-11-14
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarter ended September 30, 2006

                                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________ to ________________

        Commission File Number:   0-10379




                           STEM CELL INNOVATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                               22-2313648
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1812 Front Street, Scotch Plains, New Jersey                             07076
--------------------------------------------                          ----------
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

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of October 27, 2006.

                      Common Stock        1,052,660,329 shares

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Part I.     Financial Information
---------------------------------

Item 1.     Financial Statements (Unaudited)
            Consolidated Condensed Balance Sheet - September 30, 2006                  1

            Consolidated Condensed Statements of Operations Three Months and
            Nine Months Ended September 30, 2006 and 2005 (As Restated)                2

            Consolidated Condensed Statement of Stockholders' Equity (Deficiency)-
            Nine Months Ended September 30, 2006                                       4

            Consolidated Condensed Statements of Cash Flows - Nine Months
            Ended September 30, 2006 and 2005 (As Restated)                            5

            Notes to Consolidated Condensed Financial Statements                       6

Item 2.     Management's Discussion and Analysis of Financial Condition               15
            and Results of Operations

Item 3.     Controls and Procedures                                                   19

Part II.    Other Information
-----------------------------

Item 1.     Legal Proceedings                                                         20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds               20

Item 3.     Defaults on Senior Securities                                             20

Item 4.     Submission of Matters to a Vote of Security Holders                       20

Item 5.     Other Information                                                         20

Item 6.     Exhibits and Reports on Form 8-K                                          20

Item. 1     Financial Statements
--------------------------------

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                                   September 30,
                                                                       2006
                                                                    (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents                                        $    812,168
  Other receivables                                                     201,548
  Prepaid expenses and other current assets                              36,944
                                                                   ------------
Total current assets                                                  1,050,660
                                                                   ------------

Property, plant and equipment, at cost                                1,490,980
Less accumulated depreciation                                          (788,834)
                                                                   ------------
                                                                        702,146
                                                                   ------------

Acquired intangibles, net                                             5,328,507
Deferred finance costs, net                                           1,832,463
Other assets                                                              9,879
                                                                   ------------
Total assets                                                       $  8,923,655
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                              $  1,467,044
                                                                   ------------
Total current liabilities                                             1,467,044
                                                                   ------------

Long-term liabilities
  Notes payable - Stockholders/Directors                                400,000
  Convertible notes payable, net of debt discount                       502,136
  Amount due Eaglestone (including Series 2 preferred stock)          4,784,068
                                                                   ------------
Total long-term liabilities                                           5,686,204
                                                                   ------------
Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $.01 per share;
  authorized-5,000,000 shares;  Series 1 Convertible
  Preferred Stock; None issued and outstanding                               --
  Series 2 Preferred Stock; 2,000,000 issued and outstanding                 --
Common stock, par value $.01 per share; authorized-4,000,000,000
shares; issued  and outstanding-1,047,045,253 shares                 10,470,453
Additional paid-in capital                                           13,066,619
Accumulated deficit                                                 (21,766,665)
                                                                   ------------
Total stockholders' equity                                            1,770,407
                                                                   ------------
Total liabilities and stockholders' equity                         $  8,923,655
                                                                   ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                 ----------------------------------
                                                                                  September 30,      September 30,
                                                                                      2006               2005
                                                                                 ---------------    ---------------
                                                                                                      As Restated
                                                                                                       (Note 10)
Revenue
  Royalty income                                                                 $            --    $            --
  Contract Research                                                                        6,090                 --
  License Fees                                                                            10,000                 --
  Sales                                                                                       --              2,425
                                                                                 ---------------    ---------------
  Total revenue                                                                           16,090              2,425
                                                                                 ---------------    ---------------

Costs and expenses
  Cost of sales                                                                               --                125
  General and administrative                                                           1,143,238            371,711
  Research and development                                                               122,620             37,348
  Depreciation and amortization                                                          260,826             11,542
                                                                                 ---------------    ---------------
Total costs and expenses                                                               1,526,684            420,726
                                                                                 ---------------    ---------------

Loss from operations before other expense                                             (1,510,594)          (418,301)

Interest expense including accretion of debt discount of $197,556 in 2006 and           (461,111)          (162,613)
none in 2005, amortization of deferred financing costs of $207,449 in 2006 and none in 2005
Sale of royalty rights                                                                   620,000                 --
Loss on sale of securities                                                               (83,719)                --
Other expense, net                                                                        (1,343)           (11,720)
                                                                                 ---------------    ---------------
Net loss                                                                         $    (1,436,767)   $      (592,634)
                                                                                 ===============    ===============

Basic and diluted net loss per share attributable to common stockholders         $            --    $          (.01)
                                                                                 ===============    ===============

Weighted average number of shares outstanding -
basic and diluted, (common shares limited to
authorized shares available through July 5, 2006)                                    982,076,169         55,000,000
                                                                                 ===============    ===============

Proforma basic and diluted net loss per share                                    $            --    $            --
                                                                                 ===============    ===============

Proforma weighted average number of shares outstanding -                           1,046,612,476        378,910,715
basic and diluted (assuming sufficient authorized shares)
                                                                                 ===============    ===============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                 ------------------------------
                                                                                 September 30,    September 30,
                                                                                     2006             2005
                                                                                 -------------    -------------
                                                                                                   As Restated
                                                                                                    (Note 10)
Revenue
  Royalty income                                                                 $      17,282    $          --
  Contract Research                                                                     25,368               --
  License Fees                                                                          10,000               --
  Sales                                                                                     --            8,355
                                                                                 -------------    -------------
  Total revenue                                                                         52,650            8,355
                                                                                 -------------    -------------

Costs and expenses
  Cost of sales                                                                             --            2,126
  General and administrative                                                         7,833,380          855,708
  Research and development                                                             370,868           89,708
  Depreciation and amortization                                                        614,524           62,073
                                                                                 -------------    -------------
Total costs and expenses                                                             8,818,772        1,009,615
                                                                                 -------------    -------------

Loss from operations before other  expense                                          (8,766,122)      (1,001,260)

Interest expense including accretion of debt discount of $502,136 in 2006 and       (3,025,757)        (411,977)
none in 2005, amortization of deferred financing costs of $518,622 in 2006 and none in 2005  and a charge for beneficial conversion expense of $1,794,375 in
2006 and none in 2005
Sale of royalty rights                                                                 620,000               --
Loss on sale of securities                                                             (83,719)              --
Other expense, net                                                                      (2,935)         (10,316)
                                                                                 -------------    -------------
Net loss                                                                           (11,258,533)      (1,423,553)
Less: Amount attributable to preferred stock beneficial conversion feature          (1,563,500)              --
                                                                                 -------------    -------------

Net loss attributable to common stockholders                                     $ (12,822,033)   $  (1,423,553)
                                                                                 =============    =============

Basic and diluted net loss per share attributable to common stockholders         $        (.03)   $        (.03)
                                                                                 =============    =============

Weighted average number of shares outstanding -
basic and diluted, (common shares limited to
authorized shares available through July 5, 2006)                                  367,421,273       55,000,000
                                                                                 =============    =============

Proforma basic and diluted net loss per share                                    $       (0.01)   $        (.01)
                                                                                 =============    =============

Proforma weighted average number of shares outstanding -                           934,324,170      378,910,715
basic and diluted (assuming sufficient authorized shares)
                                                                                 =============    =============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  Stem Cell Innovations, Inc. and Subsidiaries
      Consolidated Condensed Statement of Stockholder's Equity (Deficiency)
                      Nine Months Ended September 30, 2006

                                   (unaudited)

                                        Series 1
                               Convertible Preferred Stock         Common Stock          Additional
                              ----------------------------  ---------------------------   Paid-In       Accumulated
                                  Shares        Amount          Shares       Amount       Capital         Deficit         Total
                              -------------  -------------  ------------- ------------- -------------  -------------  -------------
Balances at
  January 1, 2006 (1)                37,891  $         379                              $   1,375,959  $ (10,508,132) $  (9,131,794)

Issuance of shares to Plurion
  for acquired intangibles
  and assumption of certain
  liabilities (1)                    37,891            379                                  5,611,621                     5,612,000

Notes and accrued interest
  thereon exchanged (1)              16,083            161                                  3,307,607                     3,307,768

Capital contribution by
  stockholders/directors on
  exchange of notes (1)                                                                       103,939                       103,939
                              -------------   -------------                             -------------  -------------  -------------
                                     91,865            919                                 10,399,126    (10,508,132)      (108,087)
  Recapitalization
Issuance of shares in merger
  less expenses of $391,161
  and $569,361 capital
  contribution representing
  note payable                                                 37,339,286 $     373,393       195,968                       569,361
Notes payable and accrued
  interest thereon exchanged
  for preferred stock                 1,012             10                                    303,740                       303,750
Beneficial conversion charge
  on fair value of shares
  exchanged for notes payable                                                               1,794,375                     1,794,375
Net proceeds from issuance of
  Series 1 Preferred and
  warrants in private
  placement less expenses
  of $236,800                         5,212             52                                  1,326,648                     1,326,700
Fair value of warrants issued
  and beneficial conversion
  feature in connection with
  debt issued in private
  placement                                                                                 2,350,000                     2,350,000
Preferred stock beneficial
  conversion feature                                                                        1,563,500                     1,563,500
Amortization of beneficial
  conversion feature                                                                       (1,563,500)                   (1,563,500)
Proceeds from Series 1\
  Preferred purchased by
  employees in private
  placement                           1,700             17                                    509,983                       510,000
Estimated fair value of
  Series 1 Preferred and
  warrants purchased by
  employees in private
  placement in excess
  of proceeds                                                                               3,995,000                     3,995,000
Shares issued in cashless
  exercise of warrants                                          9,488,554        94,886       (94,886)
Fair value of placement
   agent's warrants
   attributable to debt
   issued in private
   placement                                                                                1,995,885                     1,995,885
Conversion of notes into
   common stock                                                 2,328,733        23,287        46,575                        69,862

Equity based compensation
  for directors                                                                               164,043                       164,043
Imputed interest on
  convertible notes                                                                            58,051                        58,051
Issuance of common stock
  in exchange for Series 1
  Preferred                         (99,789)          (998)   997,888,680     9,978,887    (9,977,889)
Net Loss                                                                                                 (11,258,533)   (11,258,533)
                              -------------  -------------  ------------- ------------- -------------  -------------  -------------

Balance at
  September 30, 2006                     --  $          --  1,047,045,253 $  10,470,453 $  13,066,619  $ (21,766,665) $   1,770,407
                              =============  =============  ============= ============= =============  =============  =============

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

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      2006            2005
                                                                  ------------    ------------
                                                                                   As Restated
                                                                                    (Note 10)
Cash flows from operating activities:
     Net loss                                                     $(11,258,533)   $ (1,423,553)
     Adjustments to reconcile net loss
         to net cash used for operating activities:
         Beneficial conversion charge                                1,794,375              --
         Depreciation and amortization                                 614,525          62,073
         Sale of royalty right for marketable securities              (620,000)             --
         Realized loss on sale of marketable securities                 83,719              --

         Equity based compensation charge                            4,159,043              --
         Non cash interest charge                                      127,913              --
         Accretion of debt discount                                    502,136              --
         Amortization of deferred finance costs                        518,622              --
Change in operating assets and liabilities:
         Accounts receivable                                             7,000              --
         Other receivables                                             (89,547)
         Prepaid expenses and other current assets                     (30,553)             --
         Accounts payable and accrued expenses                         306,647         (49,008)
                                                                  ------------    ------------

         Net cash used in operating activities                      (3,884,653)     (1,410,488)
                                                                  ------------    ------------

Cash flows from investing activities:
Proceeds from sale of marketable securities                            525,939              --
Cost of acquiring Plurion intangibles                                 (178,500)             --
Additions to property, plant and equipment                            (532,711)       (176,916)
Net cash received on merger with public shell                        1,115,922              --
                                                                  ------------    ------------

Net cash provided by (used in) investing activities                    930,650        (176,916)
                                                                  ------------    ------------

Cash flows from financing activities:
     Collection of other receivables                                   395,066       1,578,778
     Net proceeds from issuance of Series 1 preferred stock          1,326,700              --
     Partial repayment of Eaglestone Note                              (15,932)             --
     Net proceeds from issuance of convertible notes payable         1,994,800              --
                                                                  ------------    ------------

Net cash provided by financing activities                            3,700,634       1,578,778
                                                                  ------------    ------------

Net increase in cash and cash equivalents                              746,631          (8,626)

Cash and cash equivalents at beginning of period                        65,537          19,000
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $    812,168    $     10,374
                                                                  ============    ============
Noncash investing and financing activities:
Acquisition of Intangibles:
         License and Patent                                       $  5,700,000
         Less: Liabilities assumed                                     (88,000)
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

         Until March 2003, the Company was a biopharmaceutical company (formerly known as Interferon Sciences, Inc.).

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

         The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $21,766,665 through the period ended September 30, 2006 and has been dependent on funding operations through the issuances of convertible debt and the private sales of equity securities. At September 30, 2006 cash amounted to approximately $812,000. Management believes that current cash resources will be insufficient to fund its operations through September 30, 2007. Management's plans include continuing to finance operations through attempting a private or public placement of equity or debt securities, licensing its human pluripotent stem cells (PluricellsTM) and reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



Note 2.       Summary of Significant Accounting Policies

         Principles of consolidation - The consolidated financial statements include the operations of the Company, Amphioxus Cell Technologies, Inc., Stem Cell Innovations BV and Interferon Sciences Development Corporation ("ISD"), the Company's wholly owned subsidiaries. ISD is inactive.

         Acquired intangibles - Acquired intangibles consist of the license and patent purchased from Plurion, are stated at cost and are being amortized using the straight-line method over the estimated remaining useful lives (six years) of the license and underlying patents.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


         Deferred finance costs - The Company capitalizes costs related to debt financing and amortizes such costs to interest expense over the term of the indebtedness on a straight line basis.

         Revenue and royalty recognition - Revenues will be recognized when the products are shipped and title passes. Revenue from contract research is recognized when the research and testing is completed. Revenue from royalties were recognized over the royalty period based upon periodic reports received from the licensee. See Note 9.

         Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include input variables for the calculation of stock-based compensation. Actual results could differ from those estimates.

         Recently Issued Accounting Policies - In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, ("FIN48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

         In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires employers to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently does not have any defined benefit post retirement plans.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


         Also in September 2006, FASB issued SFAS No. 157, "Fair Value Measurements'" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.


Note 3.       Loss Per Share and Pro forma Loss Per Share

         Basic loss per share has been computed using the weighted average number of shares outstanding. The shares of common stock of the accounting acquirer were exchanged for 37,891 shares of Series 1 mandatorily convertible preferred stock of the Company which represented 378,910,706 shares of the Company's common stock upon their mandatory conversion in July 2006. Accordingly, the weighted average number of shares outstanding has been limited to the 55,000,000 shares of common stock authorized for issuance through July 5, 2006. For the three months and nine months ended September 30, 2006 and September 30, 2005, common stock equivalents are not included in the calculation of loss per share as the effect would be antidilutive. On July 6, 2006, the stockholders of the Company approved increasing the number of shares of common stock which the Company is authorized to issue to 4,000,000,000. As of September 30, 2006, there are 1,047,045,253 shares of common stock outstanding, warrants to purchase an additional 196,264,904 shares of common stock and 76,004,599 shares of common stock issuable upon conversion of the notes. For the three months and nine months ended September 30, 2006 and 2005, the presentation of proforma loss per share is intended to represent the amounts per share that would have been recognized if the Company had sufficient authorized common stock and had issued common stock in lieu of Series 1 Preferred Stock. The proforma weighted average shares outstanding for the three-month and nine-month periods ended September 30, 2006 and 2005 assumes the Company had sufficient authorized common stock to convert all of the Series 1 Preferred Stock and that the conversions took place as of the beginning of each period presented. The proforma weighted average shares outstanding for the three-month and nine-month periods ended September 30, 2005 also assumes that the ACT common shares had been exchanged for common shares of the Company at the beginning of the respective periods.

Note 4.       Notes Payable and Redeemable Series 2 Preferred

         At September 30, 2006, the Company's long term obligations are set forth in the table below.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


         Notes payable - Stockholder/Directors
         Interest at the rate of 4% per annum payable at maturity.
         Notes due June 15, 2009, subject to earlier repayment
         under certain conditions.  (See Note 1)                     $   400,000

         Convertible notes payable, net of debt discount
         $2,280,137 principal amount of non-interest bearing notes, due December 31, 2008 and convertible into an aggregate
         of 76,004,600 shares of common stock (See Note 1)               502,136

         Amount due Eaglestone
         Composed of (i) the Eaglestone Note, in the principal
         amount of $2,935,000, bearing interest at the rate of 4%
         per annum and due June 15, 2009 and (ii) 2,000,000
         shares of Series 2 Preferred Stock, mandatorily
         redeemable on June 15, 2009 for $3,065,000. The Company
         has the option to redeem the Eaglestone Note and the
         Series 2 Preferred Stock on or before May 14, 2007 for an
         aggregate of $4,784,068. (See Note 1)                         4,784,068
                                                                     -----------
                                                            Total    $ 5,686,204

         Because the Company has the right to defease the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4.8 million, the Company has classified the Eaglestone Note and Series 2 Preferred as Amount due Eaglestone in the amount of $4.8 million on its balance sheet. After May 14, 2007 and until June 15, 2009 (which is the due date of the note and the date fixed for redemption of the Series 2 Preferred), the Company will accrete the difference between (i) $4.8 million and (ii) the face amount of the note and the redemption amount of Series 2 Preferred (which as of September 30, 2006 was $5,984,068).

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

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


         During the three months and nine months ended September 30, 2006, the Company recognized $135,990 and $164,043, respectively of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. All of the compensation expense resulted from the issuance of stock options. As of September 30, 2006, the Company had only non-qualified stock options outstanding.

         The stock options were granted with an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, vest over a period of two years, and expire five years from the date of grant.

         Summarized information for the Company's non-qualified stock options is as follows:

                                                                        Weighted
                                                         Weighted       average     Aggregate
                                          Number of       average      remaining    intrinsic
            Stock Options                  options     exercise price    years        value
---------------------------------------- ------------  -------------- -----------  -----------
Outstanding at December 31, 2005                  --   $
Granted                                    3,000,000             .38        4.67

                                         -----------
Outstanding at September 30, 2006          3,000,000             .38        4.67   $        0
                                         ===========
Exercisable at September 30, 2006                 --              --          --   $        0
                                         ===========

         As of September 30, 2006, the Company had $921,786 of unrecognized compensation related to the unvested portion of outstanding stock options expected to be recognized through June 2008.

         The per share weighted average fair value of the Company's stock options granted during the nine months ended September 30, 2006 was $.36, based on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


        Expected dividend yield                                    0%
        Risk-free interest rate                                  5.0%
        Expected volatility                                    181.7%
        Expected life                                         5 years


The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of September 30, 2006, the Company anticipates all outstanding options will vest.

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

Note 7.       Warrants

         Warrants outstanding at September 30, 2006, include warrants to purchase an aggregate of 56,247,102 shares of common stock. The warrants were issued in connection with a convertible note financing are exercisable at $.01 per share and expire in 2007 and 2008. During the quarter and nine months ended September 30, 2006, stockholders exercised warrants to purchase 2,550,000 and 9,752,898 shares, respectively, on a cashless basis and received 2,488,554 and 9,488,554 shares of common stock, respectively.

         In addition, warrants outstanding at September 30, 2006, include warrants to purchase an aggregate of 120,450,302 shares. The warrants which were issued in connection with the Merger are exercisable at $.06 per share and expire on July 6, 2011.

         Furthermore, warrants outstanding at September 30, 2006, include warrants to purchase an aggregate of 19,567,500 shares. The warrants were issued to the placement agent in connection with the Merger and 13,045,000 of the warrants are exercisable at $.03 per share and 6,522,500 of the warrants are exercisable at $.06 per share. All of the warrants expire on July 6, 2011. The warrants issued to the placement agent related to the notes issued in the private placement were valued at $1,995,885 are being amortized as interest expense over the term of the notes. The warrants were valued using the Black Scholes option pricing model, based upon the closing price of the common stock on the date of issue and assuming a volatility of 145%, a risk-free rate of 4.57% and an expected term of five years.

Note 8.       Acquired Intangibles

Acquired intangibles are summarized as follows:

                                                                Gross Carrying       Accumulated
                                                                    Amount           Amortization            Net
                                                             -------------------------------------------------------
Amortized intangible assets:                                 $        5,878,500   $        549,993    $    5,328,507
     License and patent
Aggregate amortization expense:
     For the nine month period ended September 30, 2006                                               $      549,993
Estimated amortization expense:
For the year ended December 31, 2006 (remainder)                                                             221,560
For the year ended December 31, 2007                                                                         881,775
For the year ended December 31, 2008                                                                         881,775
For the year ended December 31, 2009                                                                         881,775
For the year ended December 31, 2010                                                                         881,775
Thereafter                                                                                                 1,579,847
                                                                                                      --------------
                                                                                                      $    5,328,507
                                                                                                      ==============

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 9.        Termination of  Royalty Rights.

         In March 2003, the Company sold to Hemispherx Biopharma, Inc. all of its inventory related to ALFERON N Injection and a license to sell ALFERON N Injection. In connection with the sale, the Company continued to receive a royalty on products containing natural alpha interferon. On July 26, 2006, the Company terminated its royalty right in exchange for 250,000 shares of Hemispherx Biopharma common stock. The Company recognized income of $620,000, based on the fair value of the Hemispherx Biopharma common stock received on the sale of the royalty right. During the quarter ended September 30, 2006, the Company sold 245,000 shares of the Hemispherx Biopharma common stock and realized net proceeds of $526,000.



Note 10. Restatement.


         The three and nine month periods ended September 30, 2005 have been restated to reflect the elimination of a beneficial conversion feature which was previously overstated. The effect was to reduce interest expense and net loss by $775,000 for each period.

                                       Three Months Ended     Nine Months Ended
                                       September 30, 2005    September 30, 2005
                                       ------------------    ------------------

Net loss as previously
    reported                           $       (1,367,634)   $       (2,198,553)

Effect of reversal of
Beneficial Conversion Feature                     775,000               775,000
                                       ------------------    ------------------

Net loss as restated                   $         (592,634)   $       (1,423,553)
                                       ==================    ==================

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

         At September 30, 2006, the Company had approximately $812,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments.

         On July 26, 2006, the Company terminated its right to receive royalties from the sale of products containing natural alpha interferon for 250,000 shares of the common stock of Hemispherx Biopharma, Inc. During the quarter ended September 30, 2006, the Company sold 245,000 shares of the Hemispherx Biopharma common stock and realized net proceeds of $526,000.

         Following the Merger which took place on February 14, 2006, the Company has carried on the business of ACT. The Company has incurred cumulative losses of $21,766,665 through the period ended September 30, 2006 and has been dependent on funding operations through the issuances of convertible debt and the private sales of equity securities. At September 30, 2006 cash amounted to approximately $812,000. Management believes that current cash resources will be insufficient to fund its operations for the next twelve months. Management's plans include continuing to finance operations through attempting a private or public placement of equity or debt securities, licensing its human pluripotent stem cells (PluricellsTM) and reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. Insufficient funds will require the Company to curtail or terminate its activities.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

         Nine Months Ended September 30, 2006 Versus Nine Months Ended September 30, 2005

         For the nine months ended September 30, 2006 (the "2006 Period") and September 30, 2005 (the "2005 Period"), the Company recorded total revenues of $52,650 and $8,355, respectively. For the 2006 Period, the increase in total revenues was primarily due to royalty income, license fees and contract research. The Company terminated its right to receive royalties from the sale of products containing natural alpha interferon in July 2006. See Note 9. The operations of Interferon Sciences, Inc. ("ISI") are only included in the operations of the Company from February 15, 2006.

         General and administrative expenses for the 2006 Period were $7,833,380 as compared to $855,708 for the 2005 Period. The 2006 Period expenses include
(i) compensation charges of $4,159,000 and (ii) expenses of $892,508 of expenses related to the Merger. The remaining difference is due principally to increased salaries, legal and professional fees.

         Research and development expenses for the 2006 Period were $370,868 as compared to $89,708 in the 2005 Period. The research and development incurred in the 2006 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2006 Period was due the substantially improved liquidity of the Company.

         Interest expense for the 2006 Period was $3,025,757 as compared to $411,977 for the 2005 Period. The difference was primarily attributable to the $2,187,009 charged to interest expense related to the beneficial conversion feature of the $2,350,000 of notes issued on February 14, 2006, the notes of the Company which were exchanged for Series 1 Preferred and Warrants, and the valuation of the warrants issued to the placement agent in the private placement.

         Sale of royalty rights in the 2006 Period was $620,000.

         Loss on sale of securities of $83,719 resulted from the loss on the sale of the Hemispherx common stock.

         Depreciation and amortization for the 2006 Period was $614,524 as compared to $62,073 for the 2005 Period. The increase in the 2006 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         As a result of the foregoing, the Company incurred a net loss of $11,258,533 for the 2006 Period as compared to a net loss of $1,423,553.

         Three months ended September 30, 2006 versus three months ended September 30, 2005

         For the three months ended September 30, 2006 (the "2006 Period") and September 30, 2005 (the "2005 Period"), the Company recorded total revenues of $16,090 and $2,425, respectively. For the 2006 Period, the increase in total revenues was primarily due to License fees and contract research by ACT. The Company terminated its right to receive royalties from the sale of products containing natural alpha interferon in July 2006. See Note 9. The operations of ISI are only included in the operations of the Company after February 15, 2006.

         General and administrative expenses for the 2006 Period were $1,143,238 as compared to $371,711 for the 2005 Period. The difference is due principally to increased salaries, legal and professional fees.

         Research and development expenses for the 2006 Period were $122,620 as compared to $37,348 in the 2005 Period. The research and development incurred in the 2006 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2006 Period was due the substantially improved liquidity of the Company.

         Interest expense for the 2006 Period was $461,111 as compared to $162,613 for the 2005 Period. The 2006 Period includes the amortization of financing fees and interest on the debt issued in February 2006.

         Sale of royalty rights in the 2006 Period was $620,000.

         Loss on sale of securities of $83,719 resulted from the loss on the sale of the Hemispherx common stock.

         Depreciation and amortization for the 2006 Period was $260,826 as compared to $11,542 for the 2005 Period. The increase in the 2006 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         As a result of the foregoing, the Company incurred a net loss of $1,436,767 for the 2006 Period as compared to a net loss of $592,634.

Recently Issued Accounting Policies

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

         In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires employers to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently does not have any defined benefit post retirement plans.

         Also in September 2006, FASB issued SFAS No. 157, "Fair Value Measurements'" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.


Cautionary Statements

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

         Except for the historical information presented in this document, including financial information for the nine months ended September 30, 2006 and September 30, 2005, this Quarterly Report on Form 10-QSB, including the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and documents and information incorporated by reference into this Quarterly Report on Form 10-QSB contain "forward-looking statements"

(as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           During the quarter ended September 30, 2006, a stockholder exercised a warrant to purchase 2,550,000 on a cashless basis and received 2,488,554 shares of common stock.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           On July 6, 2006, the stockholders of the Company approved (i) an amendment to the Certificate of Incorporation increasing the number of shares of common stock authorized from 55,000,000 to 4,000,000,000 and (ii) the Company's 2006 Stock Incentive Plan.

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

                               September 30, 2006





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                               STEM CELL INNOVATIONS, INC.


DATE:  November 14, 2006                       By: /s/ DR. JAMES H. KELLY
                                                   -----------------------------
                                                   Chief Executive
                                                   and Chief Financial
                                                   Officer