Form 10KSB
period 2006-12-31
STEM CELL INNOVATIONS, INC.
filed 2007-04-02
CIK 351532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 2006

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

                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         As of March 12, 2007, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation that only directors and officers are affiliates) was approximately $34,679,000 based on the closing price of such stock on the OTC Bulletin Board on March 12, 2007.

         Issuer's Revenues for the year ended December 31, 2006. $ 86,851

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Class Outstanding at March 12, 2007

Common Stock, par value $.01 per share       1,084,615,144 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page

Item 1.  Description of Business...............................................3

Item 2.  Description of Property..............................................20

Item 3.  Legal Proceedings....................................................21

Item 4.  Submission of Matters to a Vote of Security Holders..................21

Item 5.  Market for Common Equity and Related Stockholder Matters.............22

Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................22

Item 7.  Financial Statements.................................................27

Item 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................45

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act...................46

Item 10. Executive Compensation...............................................46

Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................46

Item 12. Certain Relationships and Related Transactions.......................46

Item 13. Exhibits and Reports on Form 8-K.....................................47

Item 14. Principal Accountant Fees and Services...............................47

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

         ACT, which is based in Houston, Texas, is a cell biology company. It utilizes its proprietary C3A human liver cell line in the field of drug discovery and toxicology testing and is also engaged in the development and production of its proprietary pluripotent stem cells. These human cell-based disease models create a platform for the discovery, testing and development of all therapeutic modalities including small molecules, cell-based therapeutics, small interfering RNAs and antibodies.

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

         The Series 2 Preferred, does not pay dividends, does not carry the right to any vote except as required by the Delaware General Corporation Law and is redeemable by the Company for an aggregate payment of $3,065,000. The Eaglestone Note bears interest at the rate of 4% per annum from the date of the Merger and is repayable on June 15, 2009 or earlier to the extent of (i) 50% of the excess proceeds of an offering of equity securities by the Company that raises in excess of $6.5 million of net proceeds, (ii) 10% of the excess proceeds of a series of such equity offerings that raise in excess of $15 million or (iii) 25% of after-tax net income of the Company in excess of $1 million measured cumulatively from the closing of the Merger, and is also be repayable in full if there is a change in control of the Company. The Series 2 Preferred is mandatorily redeemable on June 15, 2009 or earlier on the same basis as the Eaglestone Note described above after the repayment of the Eaglestone Note. In addition, the Royalty Right entitles Eaglestone to 2.5% of the revenues from products incorporating the C3A liver cell line technology for the greater of 10 years or the life of the relevant patents. The Company may repurchase this Royalty Right at any time for $10 million. Until the Eaglestone
Note is repaid and the Series 2 Preferred redeemed as set forth above,

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

         In connection with the Merger, Mr. Germain and Dr. Sussman, who were directors and stockholders of ACT and are directors and stockholders of the Company, exchanged their ACT debt in the amount of $338,328 and $165,611, respectively, for new debt of the Company in the amount of $250,000, and $150,000, respectively. The difference between the principal amount of the notes exchanged and the new notes issued was treated as a contribution to capital in the amount of $103,939. In addition, a note payable from ACT in the amount of $569,361 including accrued interested, which was due to the Company, was cancelled in the Merger and was treated as contribution to capital.

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

ACTIVTox(R) and PREDICTIVTox(TM) - DRUG DISCOVERY AND IN VITRO TOXICOLOGY
SYSTEMS

Objective

         We seek to eliminate unknown toxicity as a substantial risk in the development of new drugs.

Product Description

         ACTIVTox currently consists of our patented human liver cell line, C3A, paired with a series of in vitro toxicity kits to measure different aspects of liver toxicity. Together, the cells and tests provide information relevant to human liver toxicity which can be related to the structure of the molecules. PREDICTIVTox is a database of information from compounds, screened in the various assays under standardized conditions. The combined use of ACTIVTox and PREDICTIVTox allows chemists to organize and view the data in such a way as to make structural decisions about the molecules. This information can then be used as a guide to synthesize new compounds that maximize the therapeutic properties of the compound while minimizing its toxic liabilities.

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

The Market

         We can design ACTIVTox products for industrial researchers who require knowledge of the interactions of their compounds with the human liver to assess their safety and effectiveness. These are primarily drug discovery and development groups in major pharmaceutical companies, biotechnology companies, smaller pharmaceutical companies, and companies in the food supplement, nutraceutical and chemicals businesses.

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

         Another factor that we believe could favorably influence the market for ACTIVTox and PREDICTIVTox comes from legislation enacted or pending in Europe. EU regulations currently prohibit the use of animals for testing pharmaceuticals if there is a "validated alternative" available, such as a cell based assay capable of giving the desired results. On February 9, 2007, we announced the submission of our ACTIVTox(R) in vitro toxicology suite to ECVAM to seek validation as an alternative to animal testing in the European Union. There is also pending legislation that would require all chemicals produced or imported into Europe in excess of a threshold amount to be tested for a variety of toxicities. At present, because of a lack of available cell based assays, animals would have to be used for this purpose in contravention of the purpose behind existing legislation attempting to reduce the use of animals. We believe that ACTIVTox and PREDICTIVTox may play a useful role in the implementation of this new legislation through testing and presentation of the information in a single, uniform environment.

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

-------------------------------------------------------------------------------------------------------------
                                Hospital Admissions          Potential ELAD       Potential Market for
                                     per Year                   Patients                  ELAD
-------------------------------------------------------------------------------------------------------------
Acute necrosis of the liver              25,000                        50%                 12,500
-------------------------------------------------------------------------------------------------------------
Hepatorenal syndrome                      9,000                        75%                  6,750
-------------------------------------------------------------------------------------------------------------
Chronic liver disease                   421,000                       2.5%                 10,525
-------------------------------------------------------------------------------------------------------------
Acute alcoholic hepatitis                44,000                        10%                  4,400
-------------------------------------------------------------------------------------------------------------
Transplants                               6,169                        10%                    616
-------------------------------------------------------------------------------------------------------------
Malignant neoplasms                      13,000                        10%                  1,300
-------------------------------------------------------------------------------------------------------------
Hepatic coma                             62,000                        25%                 15,500
-------------------------------------------------------------------------------------------------------------
                                                            TOTAL                          51,591
-------------------------------------------------------------------------------------------------------------

Competition

         There are several other groups in competition to develop a liver assist device:

         Vital Therapies - Vital Therapies is continuing development of their liver cell based ELAD. They are located San Diego, CA.

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

         The In Vitro Human(TM) Project - We are in the process of developing a series of genetically matched, differentiated cell lines using our proprietary PC(TM) technology. These are cells corresponding to individual cell types, such as the heart, muscle, etc. but which are developed from the same stem cell line. In addition to their use in ACTIVTox and PREDICTIVTox, and the Artificial Liver, we believe that there are a number of significant applications of these cells. One such application is in the production of a fully human system for the production of antibodies. Others are in the area of cell therapy and regenerative medicine. We believe that these may develop into significant markets, but we are in the early development stages of these programs. There are a number of other stem cell based companies that are pursuing similar strategies, such as Geron, Advanced Cell Technologies and StemCells.

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

Biofocus Agreement

         In December 2006, we entered into an agreement with Biofocus Discovery Limited pursuant to which we would provide human motor neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Amyotrophic Lateral Sclerosis. We received 100,000 Euros (approximately $130,000) in the first quarter of 2007 and are eligible to receive an additional 350,000 Euros (approximately $455,000) upon the completion of certain agreed upon milestones.

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

         3. License to the production and use of human pluripotent cells, including what the art described as embryonic germ (EG) cells - Exclusive, fully paid license to US Patents #5,453,357, #5,670,372, #5,690,926, #6,251,671 and
#7,153,684, variously titled "Pluripotent embryonic stem cells and methods of making same", Inventor: Brigid L. Hogan. Assignee: Vanderbilt University.

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

Employees

         As of March 1, 2007, the Company had 21 employees, two of whom work less than full time.

Cautionary Statements

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995:
----------------------------------------

         Except for the historical information presented in this document, including financial information for the two fiscal years ended December 31, 2006 and December 31, 2005, this Annual Report on Form 10-KSB, including the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and documents and information incorporated by reference into this Annual Report on Form 10-KSB contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

                                  RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

We are at an early stage of development and cannot assure you that our efforts
------------------------------------------------------------------------------
will be successful.
-------------------

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

We have a history of operating losses, have limited liquidity and we cannot
---------------------------------------------------------------------------
assure you that we can achieve significant future revenues and operating
------------------------------------------------------------------------
profits, which raise doubt about our ability to continue as a going concern.
----------------------------------------------------------------------------

         We have experienced significant operating losses since our inception and have generated minimal revenues from operations. As of December 31, 2006, our accumulated deficit was $24,838,380. Our ability to achieve a profitable level of operations is dependent in large part on marketing our existing product, completing development of our potential products and making the transition to commercializing such products. No assurance can be given that our product research and development efforts will be completed, that any products will be manufactured or marketed or that profitability will be achieved. We will require additional funds to achieve profitable operations. At the current time, we do not have sufficient cash to fund our operations for the next 12 months. We will attempt to continue to finance our operations by (i) a private or public placement of equity or debt securities, (ii) licensing ours human pluripotent stem cells, (iii) increasing sales of our ACTIVTox products, and (iv) reducing expenditures. However, we may not be able to achieve these objectives. Insufficient funds will require us to curtail or terminate our activities. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We may not be able to commercially develop our technologies and proposed product
--------------------------------------------------------------------------------
lines, which, in turn, would significantly harm our ability to earn revenues and
--------------------------------------------------------------------------------
result in a loss of your investment.
------------------------------------

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

If we are unable to keep up with rapid technological changes in our field or
----------------------------------------------------------------------------
compete effectively, we will be unable to operate profitably.
-------------------------------------------------------------

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

We have limited marketing experience and capacity which could limit our ability
-------------------------------------------------------------------------------
to operate profitably.
----------------------

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

We are dependent on Dr. Kelly and other key personnel and the loss of Dr. Kelly
-------------------------------------------------------------------------------
or any of our key personnel would significantly impede the attainment of our
----------------------------------------------------------------------------
scientific objectives.
----------------------

         Our ability to develop our business depends upon our attracting and retaining qualified management and scientific personnel, including consultants. As the number of qualified scientists is limited and competition for such personnel is intense, there can be no assurance that we will be able to attract or retain such persons. In particular, we will be dependent upon the continued services of Dr. James H. Kelly, Chief Executive Officer and a Director of the Company. The loss of key personnel, such as Dr. Kelly, or the failure to recruit additional key personnel could significantly impede attainment of our objectives and have a material adverse affect on our financial condition and results of operations. Dr. Kelly does not have an employment agreement with us.

Patent litigation presents an ongoing threat to our business with respect to
----------------------------------------------------------------------------
both outcomes and costs.
------------------------

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

RISKS RELATED TO OUR INDUSTRY

Restrictions on the use of human embryonic stem cells, and the ethical, legal
-----------------------------------------------------------------------------
and social implications of that research, could prevent us from developing or
-----------------------------------------------------------------------------
gaining acceptance for commercially viable products in these areas or,
----------------------------------------------------------------------
alternatively, could broaden competition for federal funding.
-------------------------------------------------------------

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


RISKS RELATED TO OUR COMMON STOCK

Our securities are quoted on the OTC Bulletin Board, which may limit the
------------------------------------------------------------------------
liquidity and price of our securities more than if our securities were quoted or
--------------------------------------------------------------------------------
listed on the Nasdaq Stock Market or a national exchange.
---------------------------------------------------------

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

Additional offerings of securities by the Company may be dilutive to current
----------------------------------------------------------------------------
shareholder interests and may not be available on favorable terms.
------------------------------------------------------------------

         As of March 1, 2007, the Company has approximately $ 1 million of cash and cash equivalents, which management of the Company believes will be insufficient to fund the Company's operations for the next 12 months. The Company will have to engage in subsequent offerings to raise additional capital at available prices, which may be substantially dilutive to the holdings of the shareholders. There can be no assurances, in any event, that the Company will be able to raise sufficient funds to continue its operations or pursue its business objectives. In addition, any disruption in the availability of funds may jeopardize relationships with customers, suppliers and personnel and adversely affect the Company's ability to achieve its business objectives.

Stock prices for biotechnology companies have historically tended to be very
----------------------------------------------------------------------------
volatile.
---------

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

Our present officers, directors and the founding shareholders of Amphioxus own a
--------------------------------------------------------------------------------
majority of the our outstanding common stock and a certain director has
-----------------------------------------------------------------------
interests in other biotechnology companies.
-------------------------------------------

         The present officers and directors and founding shareholders of Amphioxus own a majority of the voting power of the outstanding Common Stock. Therefore, they can, and for the foreseeable future will be able to, elect the entire Board of Directors of the Company and to govern its affairs, including whether it enters into any mergers, consolidations, asset sales or acquisitions and other extraordinary transactions. Mark Germain, a director of the Company, has interests in other companies in the biotechnology industry and could be presented with circumstances in which the interests of such other companies may be contrary to the interests of the Company.

We may utilize certain measures to prevent a takeover of the Company.
---------------------------------------------------------------------

         The Board of Directors of the Company has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, terms of redemption (including sinking fund provisions), conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by stockholders. The Board of Directors may, therefore, in the future issue preferred stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. In addition, the issuance of any such preferred stock, as well as certain statutory provisions of Delaware law, could potentially be used to discourage attempts by others to obtain control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly.

We do not intend to pay any dividends on our Common Stock for the foreseeable
-----------------------------------------------------------------------------
future.
-------

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

It may be difficult to list our Common Stock which could adversely affect the
-----------------------------------------------------------------------------
liquidity of our common stock.
------------------------------

         As of March 15, 2007, Margie Chassman beneficially owns approximately 187,390,872 shares of Common Stock, or approximately 17% of the issued and outstanding Common Stock, assuming the exercise of all outstanding warrants issued by the Company and held by Ms. Chassman. Ms. Chassman is the wife of David Blech, who disclaims beneficial ownership of such securities. Notwithstanding such disclaimer, Mr. Blech may be deemed to own or control a sufficient number of shares of Common Stock to assert effective control over the business and affairs of the Company, including but not limited to having sufficient voting power to control the election of its Board of Directors and, in general, to substantially determine the outcome of any corporate transaction or other matters submitted to the stockholders of the Company for approval, including mergers, consolidations or the sale of substantially all of the Company's assets or preventing or causing a change in the control of the Company. In addition to Mr. Blech's potential ability to control the affairs of the Company, that potential control may deter other potential financing sources from making an investment in the Company.

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

Our common stock is subject to "penny stock" regulations and restrictions on
----------------------------------------------------------------------------
initial and secondary broker-dealer sales.
------------------------------------------

         The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Penny stocks are subject to certain additional oversight and regulatory requirements. Brokers and dealers affecting transactions in our common stock in many circumstances must obtain the written consent of a customer prior to purchasing our common stock, must obtain information from the customer and must provide disclosures to the customer. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell your shares of our common stock in the secondary market.

Item 2.  Description of Property.

         The Company has a one-year lease for approximately 400 square feet of office space located in Scotch Plains, New Jersey 07076. The Company's wholly owned subsidiary, Amphioxus, leases approximately 3,800 square feet of office space and 5,700 square feet of laboratory space in Houston, Texas. The lease expires in August 2008. Stem Cell Innovations BV, a wholly owned subsidiary of Amphioxus, leases approximately 5,000 square feet of office space and 5,000 square feet of laboratory space in Leiden, Netherlands. The lease expires in February 2016. A description of the Company's lease commitments is described in
Note 15 of the Notes to Consolidated Financials Statements.

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

                                      2006                        2005
                            -----------------------      -----------------------
Quarter                        High          Low             High         Low
-------                     ----------   ----------      ----------   ----------
First                       $     0.83   $     0.11      $     0.07   $     0.02
Second                            0.64         0.27            0.16         0.04
Third                             0.46         0.15            0.19         0.11
Fourth                            0.21         0.08            0.26         0.12
Thru March 15, 2007               0.19         0.03

         As of March 12, 2007, the Company had 563 stockholders of record.

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

Overview

Stem Cell Innovations, Inc. (the "Company") through its wholly owned subsidiaries, Amphioxus Cell Technologies, Inc. ("ACT"), which is based in Houston, Texas, and Stem Cell Innovations BV, which is based in Leiden, Netherlands, is a cell biology company. We have an ongoing business relating to the use of our C3A human liver cell line in the field of drug discovery and toxicology testing. We have not yet developed any substantial market for our primary products. Our principal revenues have been contract research and testing and consulting services for other companies, which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market our drug discovery and toxicology testing and other products. We intend to attempt to develop our C3A human liver cell line for the production of human serum proteins, including the clotting factors, Factor VIII and Factor IX, used by hemophiliacs to allow their blood to clot. In addition, we intend to broaden the application of our expertise into the area of pluripotent cell biology. Our acquisition of Plurion's assets consisted substantially of fundamental intellectual property applicable to the development and use of human pluripotent cells, often referred to as embryonic stem or germ cells. We are in the process of developing differentiated cell lines from our proprietary human pluripotent cells, adding to the cell types that may be used as a screen for drug discovery and toxicity, as well as for cellular replacement therapy. In December 2006, we entered into an agreement with Biofocus Discovery Limited pursuant to which we would provide human motor neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Amyotrophic Lateral Sclerosis. We received (euro)100,000 (approximately $130,000) in the first quarter of 2007 and are eligible to receive an additional (euro)350,000 (approximately $455,000) upon the completion of certain agreed upon milestones.

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

         On July 26, 2006, the Company terminated its right to receive royalties from the sale of products containing natural alpha interferon for 250,000 shares of the common stock of Hemispherx Biopharma, Inc. During 2006, the Company sold the 250,000 shares of the Hemispherx Biopharma common stock and realized net proceeds of $536,000.

         On November 16, 2006, the Company completed a private placement of notes and warrants to an accredited investor pursuant to which the Company sold an aggregate of $1,000,000 principal amount of notes, bearing interest at the rate of 10% per annum and due November 16, 2007. The notes are convertible into 10,000,000 shares of common stock and secured by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share. After fees and expenses of $55,762, the Company received net proceeds of $944,238. On February 23, 2007, the Company sold to the same investor, an additional $1,000,000 principal amount of notes bearing interest at the rate of 10% per annum and due November 16, 2007. The notes are convertible into 10,000,000 shares of common stock and also secured by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share.

         During December 2006, the Company completed the sale of its New Jersey tax loss carryovers and received $447,237, which was recorded as a gain on sale of state net operating loss carryovers on the Company's Consolidated Statements of Operations for the year ended December 31, 2006.

         Following the Merger which took place on February 14, 2006, the Company has carried on the business of ACT. The Company has incurred cumulative losses of $24,838,380 through the period ended December 31, 2006 and has been dependent on funding operations through the issuances of convertible debt and the private sales of equity securities.

         At December 31, 2006, the Company had approximately $992,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments. Management believes that current cash resources will be insufficient to fund its operations for the next twelve months. Management will attempt to continue to finance the Company's operations by (i) a private or public placement of equity or debt securities, (ii) licensing its human pluripotent stem cells (PluricellsTM),
(iii) increasing sales of its ACTIVTox products, and (iv) reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. Insufficient funds will require the Company to curtail or terminate its activities. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, the expected course of development, historical experience and other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

         Actual results may differ from these estimates under different assumptions or conditions. The list below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management's judgment in selecting any available alternative would not produce a materially different result.

Stock-Based Compensation
------------------------

         We adopted SFAS 123(R), "Shared-Based Payment" on January 1, 2006. SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Prior to adopting SFAS 123, the Company accounted for stock-based employee compensation under APB
25. The Company has applied the modified prospective method in the adoption of SFAS 123R.

         SFAS 123(R) does not change the accounting guidance for how we account for options issued to non employees. We account for options issued to non-employees under EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms.

Intangible Assets
-----------------

Intangible assets represents purchased patents. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we perform our annual impairment testing, as of December 31, 2006, or more frequently if events or changes in circumstances indicate that intangibles may be impaired. Application of the impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on impairment. We conducted our annual impairment test for 2006 as of December 31, 2006 and identified no impairments. Intangible assets at December 31, 2006 were $5,106,947.

Derivative Instruments
----------------------

We have issued and outstanding certain instruments with embedded derivative features which we analyze in accordance with the pronouncements relating to accounting for derivative instruments and hedging activities to determine if these instruments are derivatives or have embedded derivatives that must be bifurcated. Under the applicable accounting literature, the estimated value of the embedded derivative, if any, is bifurcated from its host instrument on the date of sale or issuance of the securities or debt based on a valuation utilizing the appropriate valuation model. The embedded derivative liability is classified as such and is marked-to market and adjusted to fair value at each reporting date and the change in fair value is recorded to other (income) expense, net. In addition, freestanding warrants are accounted for as equities or liabilities in accordance with the provisions of the applicable accounting literature. As the conversion rate or exercise price of our outstanding instruments vary with the fair value of our common stock, they are recorded as an obligation at fair value, marked-to-market at each reporting date, and are carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. At December 31, 2006, the liability associated with the 10,000,000 warrants issued on November 16, 2006 in connection with our issuance of Convertible Secured Notes was $1,300,000, with a change in fair value of the liability of $200,000 recorded as a reduction in derivative instrument liability for the period ended December 31, 2006.

Results of Operations

         Year Ended December 31, 2006 Versus Year Ended December 31, 2005

         For the year ended December 31, 2006 (the "2006 Period") and December 31, 2005 (the "2005 Period"), the Company recorded total revenue of $86,851 and $9,149, respectively. For the 2006 Period, the increase in total revenues was primarily due to royalty income, license fees and contract research. The Company terminated its right to receive royalties from the sale of products containing natural alpha interferon in July 2006. See Note 12.

         General and administrative expenses for the 2006 Period were $9,926,463 as compared to $1,320,344 for the 2005 Period. The 2006 Period expenses include
(i) equity-based compensation charges of $5,303,000, (ii) expenses of $892,508 of expenses related to the Merger, and (iii) a one-time payment of $972,685 to the previous management of the Company. The remaining increase is due principally to increased salaries, legal and professional fees.

         Research and development expenses for the 2006 Period were $669,643 as compared to $116,061 in the 2005 Period. The research and development incurred in the 2006 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2006 Period was due the substantially improved liquidity of the Company.

         Interest expense for the 2006 Period was $4,133,239 as compared to $823,417 for the 2005 Period. The increase was primarily attributable to (i) the $1,794,375 related to the beneficial conversion feature of the notes of the Company which were exchanged for Series 1 Preferred and Warrants, (ii) accretion of debt discount in the amount of $824,692 related to the notes issued on February 14, 2006 in the principal amount of $2,350,000 and notes issued on November 16, 2006 in the principal amount of $1,000,000 and (iii) the amortization of deferred financing costs of $733,445.

         Sale of royalty rights in the 2006 Period was $620,000.

         Loss on sale of securities of $83,719 resulted from the loss on the sale of the Hemispherx common stock.

         During the 2006 Period, the Company recorded a reduction in the fair value of the derivative instrument liability of $200,000.

         Depreciation and amortization for the 2006 Period was $871,836 as compared to $50,531 for the 2005 Period. The increase in the 2006 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         During the 2006 Period, the Company completed the sale of a portion of its New Jersey tax net operating loss carryforwards and recorded a gain on such sale amounting to $447,237, which is recorded as an income tax benefit in the 2006 Period.

         As a result of the foregoing, the Company incurred a net loss of $14,330,248 for the 2006 Period as compared to a net loss of $2,310,081.

Recently Issued Accounting Policies

         In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and addresses the application SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after fiscal years beginning September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial condition or results of operations.

         In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," ("SFAS 156") which also amends SFAS 140. SFAS 156 provides guidance on the accounting for servicing assets and servicing liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial condition or results of operations.

         In June 2006, the FASB issued Financial Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." ("SFAS 157") Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS 157 on our financial position and results of operations.

         In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements 87, 88, 106 and 132 (R)" ("SFAS 158"). SFAS 158 requires the recognition of an asset for a plan's overfunded status or a liability for a plan's underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2007. We do not expect that the adoption of SFAS 158 to have an impact on our financial position, results of operations or cashflows.

         In February, 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing SFAS 159 and have not determined yet the impact that the adoption of SFAS 159 will have on our results of operations or financial position.


         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting the opening retained earnings rather than including the adjustment in the current year income statement. The Company has adopted the provisions of SAB 108 and there was no effect on its consolidated financial statements.


Item 7.     Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................28
CONSOLIDATED BALANCE SHEET...................................................29
CONSOLIDATED STATEMENTS OF OPERATIONS........................................30
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY.....................31
CONSOLIDATED STATEMENTS OF CASH FLOWS........................................32
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stem Cell Innovations, Inc.

We have audited the accompanying consolidated balance sheet of Stem Cell Innovations, Inc. and subsidiaries (the "Company") as of December 31, 2006 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Stem Cell Innovations, Inc. and subsidiaries as of December 31, 2006 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment".

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring net losses, minimal revenue, has a negative working capital position, a capital deficiency, generated cash outflows from operating activities and has been dependent on equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Eisner LLP

New York, New York
March 30, 2007

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006


ASSETS (Note 5)
Current assets
  Cash and cash equivalents                                        $    992,406
  Other receivables                                                     131,055
  Prepaid expenses and other current assets                              91,900
                                                                   ------------
Total current assets                                                  1,215,361
                                                                   ------------

Property, plant and equipment, at cost, less accumulated
depreciation                                                            791,455
Acquired intangibles, net                                             5,106,947
Deferred finance costs, net                                           1,713,403
Other assets                                                              9,879
                                                                   ------------
Total assets                                                       $  8,837,045
                                                                   ============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
Accounts payable and accrued expenses                                 1,406,054
Convertible notes payable, net of debt discount                    $    125,000
                                                                   ------------
Total current liabilities                                             1,531,054
                                                                   ------------

Long-term liabilities
  Notes payable - Stockholders/Directors                                400,000
  Convertible notes payable, net of debt discount                       699,692
  Amount due Eaglestone (including Series 2 preferred (stock)         4,784,068
  Derivative instrument liability                                     1,300,000
    Other liabilities                                                   216,753
                                                                   ------------
Total long-term liabilities                                           7,400,513
                                                                   ------------

Commitments and contingencies
Capital Deficiency
Preferred stock, par value $.01 per share;
  authorized-5,000,000 shares; Series 1 Convertible
  Preferred Stock; None issued and outstanding                               --
  Series 2 Preferred Stock; 2,000,000 issued and outstanding                 --
Common stock, par value $.01 per share; authorized-4,000,000,000
shares; issued  and outstanding-1,064,565,144 shares                 10,645,651
Additional paid-in capital                                           14,098,207
Accumulated deficit                                                 (24,838,380)
                                                                   ------------
Total capital deficiency                                                (94,522)
                                                                   ------------
Total liabilities and capital deficiency                           $  8,837,045
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                            YEARS ENDED DECEMBER 31,

                                                                                      2006             2005
                                                                                  -------------    -------------
Revenue
  Royalty income                                                                  $      17,282    $          --
  Contract Research                                                                      59,569            6,500
  License Fees                                                                           10,000               --
  Product sales                                                                              --            2,649
                                                                                  -------------    -------------
  Total revenue                                                                          86,851            9,149
                                                                                  -------------    -------------

Costs and expenses
  Cost of sales                                                                              --            2,126
  General and administrative                                                          9,926,463        1,320,344
  Research and development                                                              669,643          116,061
  Depreciation and amortization                                                         871,836           50,531
                                                                                  -------------    -------------
Total costs and expenses                                                             11,467,942        1,489,062
                                                                                  -------------    -------------

Loss from operations before other  items                                            (11,381,091)      (1,479,913)

Interest expense including accretion of debt discount of $824,692 in 2006 and        (4,133,239)        (823,417)
none in 2005, amortization of deferred financing costs of $733,445 in 2006 and none in 2005 and a charge for beneficial conversion expense of $1,794,375 in
2006 and none in 2005
Gain on sale of royalty rights                                                          620,000               --
Loss on sale of securities                                                              (83,719)              --
Reduction in derivative instrument liability                                            200,000               --
Other income (expense), net                                                                 564           (6,751)
                                                                                  -------------    -------------
Loss before income taxes                                                            (14,777,485)      (2,310,081)
Income tax benefit
Gain on sale of state net operating loss carryovers                                     447,237               --
                                                                                  -------------    -------------
Net loss                                                                            (14,330,248)      (2,310,081)
Less: Amount attributable to preferred stock beneficial conversion feature           (1,563,500)              --
                                                                                  -------------    -------------

Net loss attributable to common stockholders                                      $ (15,893,748)   $  (2,310,081)
                                                                                  =============    =============

Basic and diluted net loss per share attributable to common stockholders          $        (.03)   $        (.04)
                                                                                  =============    =============

Weighted average number of common shares authorized and outstanding - basic and diluted, (common shares limited to authorized shares available through July
5, 2006)                                                                            541,402,987       55,000,000
                                                                                  =============    =============

Proforma basic and diluted net loss per share attributable to common
stockholders (assuming sufficient authorized shares)                              $        (.02)   $        (.01)
                                                                                  =============    =============

Proforma weighted average number of shares outstanding -
basic and diluted (assuming sufficient authorized shares)                           965,415,284       378,910,71
                                                                                  =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                            STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

                                      Series 1
                             Convertible Preferred Stock         Common Stock            Additional
                             ---------------------------  ----------------------------     Paid-In     Accumulated
                                Shares        Amount         Shares         Amount         Capital        Deficit         Total
                             ------------- -------------  -------------  -------------  -------------  -------------  -------------
Balances at                         37,891 $         379                                $   1,375,959  $  (8,198,051) $  (6,821,713)
  December 31, 2004 (1)
Net Loss                                                                                                  (2,310,081)    (2,310,081)
                             ------------- -------------                                -------------  -------------  -------------
Balances at                         37,891           379                                    1,375,959    (10,508,132)    (9,131,794)
  December 31, 2005 (1)

Issuance of shares to
  Plurion for acquired
  intangibles and
  assumption of certain
  liabilities (1)                   37,891           379                                    5,611,621                     5,612,000

Notes and accrued interest
  thereon exchanged (1)             16,083           161                                    3,307,607                     3,307,768

Capital contribution by
  stockholders/directors on
  exchange of notes (1)                                                                       103,939                       103,939
                             ------------- -------------                                -------------  -------------  -------------
  Recapitalization                  91,865           919                                   10,399,126    (10,508,132)      (108,087)
Issuance of shares in merger
  less expenses of $391,161
  and $569,361 capital
  contribution representing
  note payable                                               37,339,286  $     373,393        195,968                       569,361
Notes payable and accrued
  interest thereon exchanged
  for preferred stock                1,012            10                                      303,740                       303,750
Beneficial conversion charge
  on fair value of shares
  exchanged for notes payable                                                               1,794,375                     1,794,375
Net proceeds from issuance
  of Series 1 Preferred and
  warrants in private placement
  less expenses of $236,800          5,212            52                                    1,326,648                     1,326,700
Fair value of warrants issued
  and beneficial conversion
  feature in connection with
  debt issued in private
  placement                                                                                 2,350,000                     2,350,000
Preferred stock beneficial
  conversion feature                                                                        1,563,500                     1,563,500
Amortization of beneficial
  conversion feature                                                                       (1,563,500)                   (1,563,500)
Proceeds from Series 1
  Preferred purchased by
  employees in
  private placement                  1,700            17                                      509,983                       510,000
Estimated fair value of
  Series 1 Preferred and
  warrants purchased by
  employees in private
  placement in excess
  of proceeds                                                                               3,995,000                     3,995,000
Shares issued in cashless
  exercise of warrants                                       26,758,445        267,584       (267,584)
Fair value of placement
  agent's warrants
  attributable to debt
  issued in private
  placement                                                                                 1,995,885                     1,995,885
Conversion of notes into
  common stock                                                2,328,733         23,287         46,575                        69,862
Shares issued as placement
  agent fee                                                     250,000          2,500         37,500                        40,000
Stock based compensation for
  directors & employees                                                                       810,372                       810,372
Stock based compensation for
  consultants                                                                                 497,656                       497,656
Capital contribution of
  imputed interest on
  convertible notes                                                                            80,852                        80,852
Issuance of common stock
  in exchange for Series
  1 Preferred                      (99,789)         (998)   997,888,680      9,978,887     (9,977,889)
Net Loss                                                                                                 (14,330,248)   (14,330,248)
                              ------------ -------------  -------------  -------------  -------------  -------------  -------------

Balance at December 31, 2006            -- $          --  1,064,565,144  $  10,645,651  $  14,098,207  $ (24,838,380) $     (94,522)
                              ============ =============  =============  =============  =============  =============  =============

(1) In connection with the reverse merger representing a capital transaction, the capital of the accounting acquirer has been retroactively adjusted.

The accompanying notes are an integral part of these consolidated financial statements.

                             STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED DECEMBER 31,

                                                                             2006            2005
                                                                         ------------    ------------
Cash flows from operating activities:
     Net loss                                                            $(14,330,248)   $ (2,310,081)
     Adjustments to reconcile net loss
         to net cash used for operating activities:
         Beneficial conversion charge                                       1,794,375              --
         Depreciation and amortization                                        874,375          50,531
         Sale of royalty right for marketable securities                     (620,000)             --
         Realized loss on sale of marketable securities                        83,719              --
         Gain on reduction of  derivative instrument liability               (200,000)             --
         Stock based compensation charge                                    5,303,028              --
          Interest charge                                                     650,714         600,313
         Accretion of debt discount                                           824,692              --
         Amortization of deferred finance costs                               733,445              --
Change in operating assets and liabilities:
         Accounts receivable                                                    7,000              --
         Other receivables                                                    (19,054)             --
         Prepaid expenses and other current assets                            (95,850)             --
         Accounts payable and accrued expenses                                245,657         169,533
                Other liabilities                                             216,753              --
                                                                         ------------    ------------
         Net cash used in operating activities                             (4,531,394)     (1,489,704)
                                                                         ------------    ------------

Cash flows from investing activities:
               Proceeds from sale of marketable securities                    536,281              --
              Cost of acquiring Plurion intangibles                          (178,500)             --
              Additions to property, plant and equipment                     (660,311)       (246,693)
                                                                         ------------    ------------
              Net cash used in investing activities                          (302,530)       (246,693)
                                                                         ------------    ------------

Cash flows from financing activities:
     Collection of receivable from 2005 financing                             395,066              --
     Net proceeds from issuance of Series 1 preferred stock                 1,326,700              --
     Partial repayment of Eaglestone Note                                     (15,932)             --
     Net proceeds from issuance of convertible notes payable                2,939,037              --
     Proceeds from short-term debt                                                 --       2,982,934
     Repayment of short-term debt                                                  --      (1,200,000)
        Proceeds from merger with public shell treated as capital           1,115,922              --
                                                                         ------------    ------------
Net cash provided by financing activities                                   5,760,793       1,782,934
                                                                         ------------    ------------

Net increase in cash and cash equivalents                                     926,869          46,537

Cash and cash equivalents at beginning of year                                 65,537          19,000
                                                                         ------------    ------------
Cash and cash equivalents at end of year                                 $    992,406    $     65,537
                                                                         ============    ============
Supplemental disclosure of noncash investing and financing activities:
Acquisition of Intangibles:
         License and Patent                                              $  5,700,000
         Less: Liabilities assumed                                            (88,000)
                                                                         ------------
                                                                            5,612,000
                                                                         ============
Exchange of notes and accrued interest
for Series 1 preferred stock                                             $  3,611,518
                                                                         ============
Exchange of convertible notes for common stock                           $     69,862
                                                                         ============
Accretion of preferred stock Series A                                                    $    300,000
                                                                                         ============

   The accompanying notes are an integral part of these consolidated financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1.     Basis of Presentation and Description of Business

           Stem Cell Innovations, Inc. (the "Company") through its wholly owned subsidiaries, Amphioxus Cell Technologies, Inc. ("ACT"), which is based in Houston, Texas, and Stem Cell Innovations BV which is based in Leiden, Netherlands, is a cell biology company. It utilizes its proprietary C3A human liver cell line in the field of drug discovery and toxicology testing and is also engaged in the development and production of its proprietary pluripotent stem cells. These human cell-based disease models create a platform for the discovery, testing and development of all therapeutic modalities including small molecules, cell-based therapeutics, small interfering RNAs and antibodies.

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

           The Series 2 Preferred does not pay dividends, does not carry the right to any vote except as required by the Delaware General Corporation Law and is redeemable by the Company for an aggregate payment of $3,065,000. The Eaglestone Note bears interest at the rate of 4% per annum from the date of the Merger and is repayable on June 15, 2009 or earlier to the extent of (i) 50% of the excess proceeds of an offering of equity securities by the Company that raises in excess of $6.5 million of net proceeds, (ii) 10% of the excess proceeds of a series of such equity offerings that raise in excess of $15 million or (iii) 25% of after-tax net income of the Company in excess of $1 million measured cumulatively from the closing of the Merger, and is also be repayable in full if there is a change in control of the Company. The Series 2 Preferred is mandatorily redeemable on June 15, 2009 or earlier on the same basis as the Eaglestone Note described above after the repayment of the Eaglestone Note. In addition, the Royalty Right entitles Eaglestone to 2.5% of the revenues from products incorporating the C3A liver cell line technology for the greater of 10 years or the life of the relevant patents. The Company may repurchase this Royalty Right at any time for $10 million. Until the Eaglestone
Note is repaid and the Series 2 Preferred redeemed as set forth above, Eaglestone is also entitled to a 2.5% royalty on any other sales and licensing revenues of the Company and its subsidiaries, provided, however, that any such other royalty payments will be credited against the Company's obligations to pay the principal of and interest on the Eaglestone Note and to redeem the Series 2 Preferred. Eaglestone has agreed that the Company may repurchase the Eaglestone

Note and the Series 2 Preferred at any time prior to May 14, 2007, for $4.8 million, against which will be credited any intervening principal payments on the Eaglestone Note and redemption payments on the Series 2 Preferred, any royalty payments resulting from technologies other than the C3A liver cell line technology and the principal amount of any portion of the Eaglestone Note or the liquidation value of any Series 2 Preferred voluntarily exchanged by Eaglestone for other equity securities of the Company.

           In connection with the Merger, two directors/stockholders of ACT, who are also directors and stockholders of the Company, exchanged their ACT debt in the amount of $338,328 and $165,611, respectively, for new debt of the Company in the amount of $250,000, and $150,000, respectively. The difference between the principal amount of the notes exchanged and the new notes issued was treated as a contribution to capital in the amount of $103,939. In addition, a note payable from ACT in the amount of $569,361 including accrued interest, which was due to the Company, was cancelled in the Merger and was treated as a contribution to capital.

           Upon the completion of the Merger, all of the other holders of ACT notes payable converted $3,274,768 of debt including accrued interest held by them into Series 1 Preferred and warrants, exercisable at $.06 per share (the "Warrants") to purchase Common Stock. As a result of these transactions, these note holders received 16,083 shares of Series 1 Preferred convertible into 160,825,597 shares of Common Stock and Warrants to purchase 41,662,805 shares of Common Stock.

           Upon the completion of the Merger, all of the note holders of the Company converted the $303,750 of debt including accrued interest held by them into Series 1 Preferred and Warrants to purchase Common Stock. As a result of these transactions, these note holders received 1,012 shares of Series 1 Preferred convertible into 10,125,000 shares of Common Stock and Warrants to purchase 5,062,500 shares of Common Stock. The Series 1 Preferred and Warrants were issued at an effective beneficial conversion rate. The beneficial conversion feature related to the Series 1 Preferred and the Warrants was valued at $1,794,375 and a charge of $1,794,375 was recorded as interest expense in the quarter ended March 31, 2006.

           In connection with the Merger, on February 14, 2006, the Company completed a private placement of notes, which are due December 31, 2008, and Warrants to accredited investors pursuant to which the Company sold an aggregate of $2,350,000 principal amount of notes convertible into 78,333,333 shares of Common Stock and Warrants to purchase, until July 2011, 39,166,666 shares of Common Stock, at a price of $.06 per share. The Warrants were valued at $850,000 which amount is being amortized as interest expense over the term of the notes. In addition, the notes are convertible into Common Stock at a beneficial rate. The beneficial conversion feature was valued at $1,500,000 and accounted for as debt discount and is being amortized as interest expense over the term of the notes. In May 2006, $69,862 of such Notes were converted into 2,328,733 shares of Common Stock. On February 14, 2006, the Company completed another private placement of $1,563,500 of Series 1 Preferred which were mandatorily converted into 52,116,667 shares of Common Stock and Warrants to purchase, until July 2011, an additional 26,058,333 shares of Common Stock, at a price of $.06 per share. In connection therewith, $1,563,500 has been treated as a beneficial conversion feature and has been treated as a charge in calculating the net loss attributable to common stockholders.

           In connection with the Merger, the three senior members of the Company's management terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, these members of management received an aggregate of $972,685 (which was charged to operations in the quarter ended March 31, 2006), $170,000 of which was used by each of them ($510,000 in the aggregate) to purchase 566 shares of Series 1 Preferred convertible into 5,666,666 shares of Common Stock and Warrants to purchase 2,833,333 shares of Common Stock, and each entered into new one-year employment agreements with the Company. These agreements provided for an aggregate compensation of $23,000 per month. In connection with the shares and warrants purchased by management, the Company recorded a charge of $3,995,000 in the quarter ended March 31, 2006.

        Note 2.     Summary of Significant Accounting Policies

           Principles of consolidation - The consolidated financial statements include the operations of the Company, Amphioxus Cell Technologies, Inc., Stem Cell Innovations BV and Interferon Sciences Development Corporation ("ISD"), the Company's wholly owned subsidiaries. The operations of Stem Cell Innovations, Inc. are included from the date of the Merger. ISD is inactive.

           Cash and cash equivalents - The Company considers all highly liquid instruments with maturities of three months or less from purchase date to be cash equivalents.

           Acquired intangibles - Acquired intangibles consist of the license and patent purchased from Plurion, are stated at cost and are being amortized using the straight-line method over the estimated remaining useful lives (approximately six years) of the patents. The Company reviews its acquired intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangibles may not be recoverable. Recoverability of intangibles to be held and used is measured by a comparison of the carrying amount of the intangibles to future net cash flows expected to be generated by the intangibles. If such intangibles are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the intangibles exceed the estimated fair value of the intangibles. Intangibles to be disposed of are reported at the lower of the carrying amount or estimated fair value less cost to sell.

           Deferred finance costs - The Company capitalizes costs related to debt financing and amortizes such costs to interest expense over the term of the indebtedness on a straight line basis.

           Deferred lease liability - The lease on the Company's facility located in Leiden, Netherlands provides for minimum rent during the lease term as well as additional rent based upon increases in the cost of living. We record rent expense from the lease utilizing the straight-line method, thereby prorating the total rental commitment over the term of the lease. Under this method, the deferred lease liability represents the difference between the minimum cash rental payments and the rent expense computed on a straight-line basis. Such deferral, $216,753, is included in Other liabilities at December 31, 2006.

           Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is based on the straight line method. Manufacturing plant, lab equipment, leasehold improvements, office equipment, computer equipment and software are all depreciated over an estimated five-year useful life. Furniture and fixtures are depreciated over an estimated seven-year useful life.

Property, plant and equipment consist of the following:


                                                    -----------------
                                                    December 31, 2006
                                                    -----------------
Plant and lab equipment                             $       1,269,881
Computers and equipment                                       125,078
Furniture and fixtures                                        114,843
Leasehold improvements                                        108,778
                                                    -----------------
                                                            1,618,580
Less: accumulated depreciation                               (827,125)
                                                    -----------------
                                                    $         791,455


Depreciation expense amounted to $102,822 and $50,531 for the years ended December 31, 2006 and 2005, respectively.

           Repairs and Maintenance - Major additions or improvements to property, plant and equipment are capitalized and depreciated over the estimated useful lives. Routine maintenance and repair costs are expensed as incurred.

           Research and Development - Research and development expenses are charged to operations as incurred.

           Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. At December 31, 2006 and 2005, the Company has recorded a full valuation allowance for the net deferred tax asset.

           Concentrations of Credit Risk - The Company maintains cash in bank accounts which, at times, exceeds federally insured limits. The Company monitors the financial condition of the banks and has experienced no losses associated with these accounts.

           Revenue and royalty recognition - Revenues will be recognized when the products are shipped and title passes. Revenue from contract research is recognized when the research and testing is completed. Revenue from royalties were recognized over the royalty period based upon periodic reports received from the licensee. See Note 12.

           Foreign currency translation and foreign assets - In accordance with Statement of Financial Accounting Standards 52, "Foreign Currency Translation" ("SFAS 52"), assets and liabilities of our foreign subsidiary, Stem Cell Innovations BV, are translated into United States dollars at the exchange rates in effect on the reporting date. Income and expenses are translated at the actual exchange rates at the time of the transaction. Our foreign subsidiary is not a self-contained entity and utilizes the United States dollar as its functional currency. The resulting transaction gains and losses are reflected in earnings.

           Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include input variables for the calculation of stock-based compensation and cash flow projections in valuing the recovery of intangible assets. Actual results could differ from those estimates.

           Derivative Instruments - We have issued and outstanding certain financial instruments with features which we analyze in accordance with the pronouncements relating to accounting for derivative instruments and hedging activities to determine if these instruments are derivatives or have embedded derivatives that must be bifurcated. Under the applicable accounting literature the estimated value of the embedded derivative, if any, is bifurcated from its host instrument on the date of sale or issuance of the securities or debt based on a valuation utilizing the appropriate valuation model. The embedded derivative liability is classified as such and is marked-to-market and adjusted to fair value at each reporting date and the change in fair value is record to other (income) expense, net. In addition, freestanding warrants are accounted for as equities or liabilities in accordance with the provisions of the applicable accounting literature. As the conversion rate or exercise price of all outstanding instruments vary with the fair value of our common stock, they are recorded as an obligation at fair value, marked-to-market at each reporting date, and are carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate. At December 31, 2006, we had a derivative instrument liability associated with the warrants issued on November 16, 2006 of $1,300,000 and a change in fair value of the liability of $200,000, which was recorded as a reduction in derivative instrument liability for the period ended December 31, 2006.

           Recently Issued Accounting Policies - In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and addresses the application SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after fiscal years beginning September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial condition or results of operations.

           In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," ("SFAS 156") which also amends SFAS 140. SFAS 156 provides guidance on the accounting for servicing assets and servicing liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial condition or results of operations.

           In June 2006, the FASB issued Financial Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

           In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." ("SFAS 157") Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS 157 on our financial position and results of operations.

           In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements 87, 88, 106 and 132 (R)" ("SFAS 158"). SFAS 158 requires the recognition of an asset for a plan's overfunded status or a liability for a plan's underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2007. We do not expect that the adoption of SFAS 158 to have an impact on our financial position, results of operations or cash flows.

           In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing SFAS 159 and have not determined yet the impact that the adoption of SFAS 159 will have on our results of operations or financial position.

           In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting the opening retained earnings rather than including the adjustment in the current year income statement. The Company has adopted the provisions of SAB 108 and there was no effect on its consolidated financial statements.

        Note 3.     Operations

           The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $24,838,380 through the period ended December 31, 2006 and has been dependent on funding operations through the issuances of convertible debt and the private sales of equity securities. At December 31, 2006 cash amounted to approximately $992,000. Management believes that current cash resources will be insufficient to fund its operations for the next twelve months. Management will attempt to continue to finance the Company's operations by (i) a private or public placement of equity or debt securities, (ii) licensing its human pluripotent stem cells (PluricellsTM), (iii) increasing sales of its ACTIVTox products, and (iv) reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        Note 4.     Loss Per Share and Pro forma Loss Per Share

           Basic loss per share has been computed using the weighted average number of shares outstanding. The shares of common stock of the accounting acquirer were exchanged for 37,891 shares of Series 1 mandatorily convertible preferred stock of the Company which represented 378,910,706 shares of the

Company's common stock upon their mandatory conversion in July 2006. Accordingly, the weighted average number of shares outstanding has been limited to the 55,000,000 shares of common stock authorized for issuance through July 5, 2006. For the year ended December 31, 2006 and December 31, 2005, potential common stock shares are not included in the calculation of loss per share as the effect would be antidilutive. On July 6, 2006, the stockholders of the Company approved increasing the number of shares of common stock which the Company is authorized to issue to 4,000,000,000. As of December 31, 2006, there are 1,064,565,144 shares of common stock outstanding, warrants to purchase an additional 187,967,802 shares of common stock, 25,500,000 issuable upon the exercise of stock options, and 86,004,599 shares of common stock issuable upon conversion of the notes. For the year ended December 31, 2006 and 2005, the presentation of proforma loss per share is intended to represent the amounts per share that would have been recognized if the Company had sufficient authorized common stock and had issued common stock in lieu of Series 1 Preferred Stock. The proforma weighted average shares outstanding for the year ended December 31, 2006 and 2005 assumes the Company had sufficient authorized common stock to convert all of the Series 1 Preferred Stock and that the conversions took place as of the beginning of each period presented. The proforma weighted average shares outstanding for the year ended December 31, 2005 also assumes that the ACT common shares had been exchanged for common shares of the Company at the beginning of the respective periods.

        Note 5.     Notes Payable and Redeemable Series 2 Preferred

           At December 31, 2006, the Company's long term obligations are set forth in the table below.

             Notes payable - Stockholder/Directors
             Interest at the rate of 4% per annum payable at
             maturity. Notes due June 15, 2009, subject to earlier
             repayment under certain conditions.  (See Note 1)      $    400,000

             Convertible notes payable, net of debt discount
             $2,280,137 principal amount of non-interest bearing
             notes, due December 31, 2008 and convertible into an
             aggregate of 76,004,600 shares of common stock (See
             Note 1)                                                     699,692

             Amount due Eaglestone
             Composed of (i) the Eaglestone Note, in the principal
             amount of $2,935,000, bearing interest at the rate of
             4% per annum and due June 15, 2009 and (ii) 2,000,000
             shares of  Series 2 Preferred Stock, mandatorily
             redeemable on June 15, 2009 for $3,065,000.  The
             Company has the option to redeem the Eaglestone Note
             and the Series 2 Preferred Stock on or before May 14,
             2007 for an aggregate of $4,784,068. (See Note 1)         4,784,068
                                                                    ------------
                                                            Total   $  5,883,760


           The Company has the right to defease the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4.8 million and therefore has classified the Eaglestone Note and Series 2 Preferred as Amount due Eaglestone in the amount of $4.8 million on its balance sheet. If the amount due to Eaglestone has not been repaid by May 14, 2007, the Company will record an immediate charge to operations for the difference between (i) $4.8 million and (ii) the face amount of the note and the redemption amount of Series 2 Preferred (which as of December 31, 2006 was $5,984,068). During the year ended December 31, 2006, the Company paid Eaglestone, $15,932 under the terms of the Royalty Right, which reduced the amount payable under the Eaglestone Note.

           On November 16, 2006, the Company completed a private placement of a convertible secured note and warrants to an accredited investor pursuant to which the Company sold an aggregate of $1,000,000 principal amount of a convertible secured note, bearing interest at the rate of 10% per annum and due November 16, 2007. The convertible secured note is convertible into 10,000,000 shares of common stock and is collateralized by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share. The warrants expire five years from date of issuance of the convertible secured note. We valued the warrants as of November 16, 2006, the measurement date, at $1,500,000, utilizing the Black-Scholes option pricing model, assuming (i) an expected dividend yield of 0%, (ii) a risk-free interest rate of 4.69%, (iii) an expected volatility of 172%, and (iv) an expected term of five years. Based upon such valuation, we recorded a charge to interest expense of $500,000 and a corresponding liability of $1,500,000 relating to the warrants issued, the note was effectively recorded at $0. The value is being accreted back to face value over the term of the note.

           We incurred placement fees and other legal expenses of approximately $96,000, in connection with this transaction. We recorded these costs as deferred financing costs which are being amortized.

           On February 23, 2007, the Company sold to the same investor, an additional $1,000,000 principal amount of a convertible secured note bearing interest at the rate of 10% per annum and due November 16, 2007. The convertible secured note is convertible into 10,000,000 shares of common stock and is also collateralized by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share.

           In February 2007, $273,000 principal amount of the convertible notes, due December 31, 2008, were converted into 9,100,000 shares of common stock.

        Note 6.     Derivative Instrument Liability

           In connection with the issuance on November 16, 2006 of a Convertible Secured Note, we issued warrants to purchase up to 10,000,000 shares of our common stock (see Note 5). The warrants contain certain anti-dilution adjustments to protect the holders of the warrants in the event that we subsequently issue shares of common stock or other convertible securities with a price per share or exercise price less than the exercise price of the warrants. The amount of additional shares underlying potential future issuances of warrants is indeterminate. There is no obligation to register the common shares underlying the warrants except in the event that we decide to register any of our common stock for cash ("piggyback registration rights"). EITF 00-19 requires liability treatment for a contract that contains a provision for an indeterminate number of shares to be delivered in a share settlement that we believe is beyond our control. The warrants contain such a provision as a result of the anti-dilution feature contained in the relevant contract. Accordingly, we have accounted for the warrants as liabilities. The liability for the warrants is measured and recorded at its fair value. The liability for the warrants will be marked to market for each future period they remain outstanding and the change in the value will be recorded as a charge (or credit) to operations.

           At December 31, 2006, the liability associated with the warrants was $1,300,000, with a change in fair value of the liability of $200,000 recorded as a reduction in derivative instrument liability for the period ended December 31, 2006. As of December 31, 2006, 10,000,000 warrants issued in connection with the issuance of the Convertible Secured Notes were outstanding. The weighted average exercise price of the warrants is $0.12 per common share and the weighted average remaining life of the warrants is 4.875 years.

           In connection with the issuance on February 23, 2007 of a Convertible Secured Note, we issued warrants to purchase, until February 2012, up to 10,000,000 shares of common stock at an exercise price of $.12 per share. The accounting for these warrants will be the same as described above.

        Note 7.     Stock-based compensation

           In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006.

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

           Prior to adopting SFAS 123, the Company accounted for stock-based employee compensation under APB 25 and its related interpretations. The Company has applied the modified prospective method in the adoption of SFAS 123R.

           Under SFAS 123R, the Company recognizes compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards. The Company applies a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revises that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate.

           The Company has retained the services of a consultant on a month-to-month basis to aid in business development in Europe. As partial compensation for such services, the Company has issued options to purchase 7,500,000 shares of its common stock, exercisable at a price $.14 per share. 3,750,000 of such options are currently exercisable, 1,875,000 vest on December 14, 2007 and the remaining 1,875,000 vest on December 14, 2008. If the consulting agreement is terminated by either the consultant or the Company, the Consultant will have 30 days to exercise all vested options and any unvested options shall be terminated. Accordingly, the Company recorded a $497,656 charge during the year ended December 31, 2006 for the estimated cost of such services for the three-month period ended December 31, 2006. The estimated cost of such services was determined utilizing the Black-Scholes option pricing model, assuming (i) an expected dividend yield of 0%, (ii) a risk-free interest rate of 4.53%, (iii) an expected volatility of 172%, and (iv) an expected term of five years. The Company will record an additional expense related to this grant of options as a portion of these options are remeasured based on changes in the market price of our common stock at the end of each quarter.

           During the year ended December 31, 2006, the Company recognized $1,308,028 (which included $497,656 of stock-based compensation expense in connection with the issuance of non-qualified stock options to a consultant) of stock-based compensation expense under the fair value method in accordance with SFAS 123R. All of the compensation expense resulted from the issuance of stock options. As of December 31, 2006, the Company had only non-qualified stock options outstanding.

           The stock options were granted with an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, vest over a period up to three years, and expire five years from the date of grant.

           Summarized information for the Company's non-qualified stock options is as follows:

                                                             Weighted    Weighted
                                                Number        average     average     Aggregate
                                                  of         exercise    remaining    intrinsic
Stock Options                                   options        price       years        value
------------------------------------------   ------------   ----------  -----------  -----------
Outstanding at December 31, 2005                       --   $
Granted                                        25,500,000         .17       4.90

                                             ------------
Outstanding at December 31, 2006               25,500,000         .17       4.90        $    0
                                             ============
Vested and expected to vest                    25,500,000         .17       4.90        $    0
                                             ============
Exercisable at December 31, 2006                8,250,000         .16       4.91        $    0
                                             ============

           As of December 31, 2006, the Company had $2,227,544 of unrecognized compensation related to the unvested portion of outstanding stock options issued to employees expected to be recognized through November 2009.

           The per share weighted average fair value of the Company's stock options granted during the year ended December 31, 2006 was $.16 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

     Expected dividend yield                                            0.0%
     Risk-free interest rate                                           4.59%
     Expected volatility                                              173.1%
     Expected life                                                  5 years

           The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Under

SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of December 31, 2006, the Company anticipates all outstanding options will vest.

           A summary of the status of the Company's nonvested non-qualified stock options as of December 31, 2005, and changes during the year ended December 31, 2006, is presented below:

                                                           Weighted
                                                            Average
                                            Number of    Grant-Date
                                              Options    Fair Value
Nonvested at December 31, 2005                     --            --
     Options granted                       25,500,000          $.16
      Options vested                      (8,250,000)          $.15
      Options forfeited                            --            --
                                         ------------
Nonvested at December 31, 2006             17,250,000          $.16



Note 8.           Related Party Transactions

Consulting Agreement
--------------------

           The Company has a consulting arrangement with the Chairman of the Board of the Company, which provides for a monthly consulting fee of $10,000 and a 3% success fee on corporate transactions other than sales of products in the ordinary course of business. Either party can terminate the consulting arrangement on 30 days notice. During the years ended December 31, 2006 and 2005, the Company paid the Chairman $375,000 and $40,000, respectively. In addition, in connection with the acquisition of Plurion's assets by the Company, he received, in March 2006, a fee of $171,000 which has been included in the cost of the acquisition.

Agreement with prior Management of the Company
----------------------------------------------

           In connection with the Merger, the three senior members of the Company's management terminated their existing employment agreements with the Company, which entitled them to receive an aggregate of $1,407,141. In exchange for the termination of their existing employment agreements, these members of management received an aggregate of $972,685 (which was charged to operations in the quarter ended March 31, 2006), $170,000 of which was used by each of them ($510,000 in the aggregate) to purchase shares of Series 1 Preferred convertible into 5,666,666 shares of Common Stock and Warrants to purchase 2,833,333 shares of Common Stock, and each entered into new one-year employment agreements with the Company. These agreements provided for an aggregate compensation of $23,000 per month. In connection with the shares and warrants purchased by management, the Company recorded a charge of $3,995,000 in the year ended December 31, 2006.

Securities Exchange Agreement
-----------------------------

           On February 7, 2007, the Company entered into a Securities Exchange Agreement with a stockholder who owns approximately 17% of the Company's common stock. Under the terms of the Securities Exchange Agreement, the stockholder exchanged warrants to purchase 15,000,000 shares of the Company's common stock, exercisable until March 2008, at a price of $.01 per share, for 10,000,000 shares of the Company's common stock.

Note 9.           Warrants

           At December 31, 2006, the Company had warrants outstanding to purchase an aggregate of 187,967,802 shares of common stock. The following table sets forth the warrants outstanding by exercise price and expiration date:

      Number of Shares Issuable upon Exercise       Exercise Price          Expiration Date
      ---------------------------------------       --------------          ---------------
                    22,950,000                           $.01               July, 2007*
                    15,000,000                           $.01               March, 2008**
                    13,045,000                           $.03               July, 2011***
                   126,972,802                           $.06               July, 2011***
                    10,000,000                           $.12               November, 2011****
                  ------------
                   187,967,802

---------

         * In earlier periods the Company issued warrants to purchase 51,000,000 shares in connection with a convertible note financing. During the year ended December 31, 2006, stockholders exercised such warrants to purchase 28,050,000 shares, on a cashless basis and received 26,758,445 shares of common stock. The warrants can be exercised on a cashless exercise basis.

         ** On February 7, 2007, the Company entered into a Securities Exchange Agreement with a stockholder, who owns approximately 17% of the Company's common stock. Under the terms of the Securities Exchange Agreement, the stockholder exchanged (i) warrants, exercisable until March, 2008, to purchase, at a price of $.01 per share, 15,000,000 shares of the Company's common stock for 10,000,000 shares of the Company's common stock. The warrants can be exercised on a cashless exercise basis.

         *** Includes 120,972,802 warrants exercisable at $.06 per share issued in February 2006, in connection with the private offerings of convertible securities. Also includes 13,045,000 warrants exercisable at $.03 per share and 6,522,500 warrants exercisable at $.06 per share which were issued to the placement agent in connection with the notes issued in a private placement. The warrants were valued at an aggregate of $1,995,885 and are being amortized as interest expense over the term of the notes. The warrants were valued using the Black Scholes option pricing model, based upon the closing price of the common stock on the date of issue and assuming a volatility of 145%, a risk-free rate of 4.57% and an expected term of five years. The warrants can be exercised on a cashless exercise basis.

         **** Includes warrants exercisable at $.12 per share issued in November 2006. in connection with the issuance of the convertible secured note. The warrants can be exercised on a cashless exercise basis. See Note 6.

Note 10.          Acquired Intangibles

           Acquired intangibles are summarized as follows:

                                                     Gross Carrying  Accumulated
                                                         Amount      Amortization        Net
                                                      ------------------------------------------
Amortized intangible assets:                          $  5,878,500   $    771,553   $  5,106,947
     License and patent
Aggregate amortization expense:
     For the Year ended December 31, 2006                                           $    771,553
Estimated amortization expense:
For the year ended December 31, 2007                                                     881,775
For the year ended December 31, 2008                                                     881,775
For the year ended December 31, 2009                                                     881,775
For the year ended December 31, 2010                                                     881,775
Thereafter                                                                             1,579,847
                                                                                    ------------
                                                                                    $  5,106,947
                                                                                    ============

Note 11.          Research Agreement

           In December 2006, we entered into an agreement with Biofocus Discovery Limited pursuant to which we would provide human motor neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Amyotrophic Lateral Sclerosis. We received (euro)100,000 (approximately $130,000) in the first quarter of 2007 and are eligible to receive an additional (euro)350,000 (approximately $455,000) upon the completion of certain agreed upon milestones.

Note 12.          Termination of Royalty Rights

           In March 2003, the Company sold to Hemispherx Biopharma, Inc. all of its inventory related to ALFERON N Injection and a license to sell ALFERON N Injection. In connection with the sale, the Company continued to receive a royalty on products containing natural alpha interferon. On July 26, 2006, the Company terminated its royalty right in exchange for 250,000 shares of Hemispherx Biopharma common stock. The Company recognized income of $620,000, based on the fair value of the Hemispherx Biopharma common stock received on the sale of the royalty right. During the year ended December 31, 2006, the Company sold the 250,000 shares of the Hemispherx Biopharma common stock and realized net proceeds of $536,000 and recorded a loss of $83,719.

Note 13.          Income Taxes

           The Company has an aggregate Federal net operating loss carryforward of approximately $22,800,000 and foreign net operating losses of approximately $500,000 that expire in various amounts through 2026. Included in the Federal net operating loss amount above is approximately $10,200,000 of ACT's operating losses and approximately $5,900,000 (the use of which is subject to an annual limitation) of Stem Cell's operating losses generated prior to the Merger. The Company believes that the Merger of February 14, 2006 and the sale of additional equity on the same date resulted in an "ownership change" under Section 382 of the Internal Revenue Code which will limit the utilization of these operating losses. Further, additional net operating losses generated by Stem Cell prior to the Merger, of approximately $92,000,000, have been lost due to the ownership change in the Merger. The Company also has state net operating loss carryforwards of approximately $25,000,000 that expire in various amounts through 2013.

           For the year ended December 31, 2006, the loss before income taxes from U.S. operations is $14,004,653 and foreign operations is $772,832. For the year ended December 31, 2005, the Company had no foreign operations.

           The Company's deferred tax assets and liabilities consist of the following as of December 31, 2006:

Deferred tax assets:

Net operating loss carryforwards               $    9,992,000
SFAS 123R stock based
compensation expense                                  523,000
Straight-line rent adjustment                          87,000
                                               --------------
                                               $   10,602,000

Deferred tax liabilities:
Fixed assets                                           23,000
                                               --------------
Total Deferred tax assets/(liabilities)            10,579,000
Less valuation allowance                          (10,579,000)
                                               --------------
Net deferred taxes                             $           --
                                               ==============

           A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its history of annual net losses from operations, that a full valuation allowance is appropriate. The net increase in the valuation allowance in 2006 was $4,360,000 due primarily to the increase in net operating losses and certain compensation expenses not currently deductible in 2006.

           In 2006 and 2005, the Company generated losses for tax purposes and recorded no tax provision for each of the years. The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                December 31,        December 31,
                                                    2006                2005
                                                   ------              ------

Statutory rate                                      (34)%               (34)%
State income tax, net of federal benefit             (4)%                (4)%
Permanent non-deductible expenses                    13%                  9%
Change in deferred tax asset valuation allowance     25%                 29%
                                                   ------              ------
                                                      0%                  0%
                                                   ======              ======

Note 14.          Supplemental Statement of Cash Flow Information

           The Company paid no income taxes and no interest in 2006 and 2005.

Note 15.          Commitments

Amphioxus Cell Technologies, Inc., a wholly owned subsidiary of the Company, leases its office and laboratory space in Houston, Texas. The lease expires in August 2008. On February 1, 2006, Stem Cell Innovations BV, a wholly owned subsidiary of the Company, entered into a 10 year lease agreement (with free rent for the first 10.5 months of the lease) for office and laboratory space located in Leiden, Netherlands at an annual rental of 181,730 euros ($239,938 based upon the exchange rate of the (euro)1.0 = $1.3203 at December 31, 2006). The consolidated annual minimum rental commitment at December 31, 2006 is as follows:

      Year Ending
      December 31,
      2007                         $   392,878
      2008                             341,898
      2009                             239,938
      2010                             239,938
      2011                             239,938
      Thereafter                       979,747
                                   -----------
                                   $ 2,434,337
                                   ===========


Rent expense amounted to $209,311 and $148,515 for the years ended December 31, 2006 and 2005, respectively.


Note 16.          Fair Value of Financial Instruments

           The carrying values of financial instruments, including cash and cash equivalents, other receivables, accounts payable, accrued expenses and notes payable approximate fair values, because of the short term nature or interest rates that approximate current rates.

Note 17.          Subsequent Events

Agreement with Pluristem Life Systems, Inc. and Pluristem, Ltd.
---------------------------------------------------------------

           On February 21, 2007, the Company entered into an agreement with Pluristem Life Systems, Inc. (`PLS") and its wholly owned subsidiary, Pluristem Ltd. pursuant to which the Company agreed to issue to PLS 27 million shares of the Company's common stock in exchange for 66 million shares of PLS common stock (representing approximately 7% of the PLS common stock) and warrants to purchase an additional 66 million shares of PLS common stock at a price of $.03 per share. The common stock of PLS is traded in the over-the-counter market and quoted on the Bulletin Board under the symbol PLRS.OB. In addition, the Company has agreed to license certain technology of Pluristem Ltd. for an upfront license fee of 23 million shares of the Company's common stock and the obligation to make certain milestone payments and pay certain royalties. The Chairman of the Board of the Company, who owns approximately 8% of the Company's common stock, will also become the Co-Chairman of the PLS Board of Directors.

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

           See accompanying Index to Exhibits.

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



                                        STEM CELL INNOVATIONS, INC.

                                    By: /s/ DR. JAMES H. KELLY
                                        ------------------------------
                                        Dr. James H. Kelly
                                        Chief Executive Officer
Dated:  March 30, 2007

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                         Date
---------                                       -----                         ----
/s/ MARK GERMAIN               Chairman of the Board                     March 30, 2007
--------------------------
Mark Germain


/s/ DR. JAMES H. KELLY         Chief Executive Officer and Director      March 30, 2007
--------------------------     (Principal Executive Officer and
Dr. James H. Kelly             Financial Officer)


/s/ DR. NORMAN SUSSMAN         Director                                  March 30, 2007
--------------------------
Dr. Norman Sussman


--------------------------     Director                                  March 30, 2007
Tony Coelho


--------------------------     Director                                  March 30, 2007
Lucio A. Noto

/s/ JOHN MACOMBER              Director                                  March 30, 2007
--------------------------
John Macomber

The foregoing constitutes a majority of the members of the Board of Directors.

                                INDEX TO EXHIBITS

Exhibit Number

2.1 - Agreement and Plan of Merger among Stem Cell Innovations, Inc., Amphioxus Acquisition, Inc. and Amphioxus Cell Technologies, Inc. dated February 14, 2006. Incorporated herein by reference to Exhibit 5 of the Current Report on Form 8-K, dated February 14, 2006.

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

10.1 - Secured Convertible Promissory Note, dated November 16, 2006, issued to Alpha Capital Anstalt. Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated November 16, 2006.

10.2 - Class B Common Stock Warrant, dated November 16, 2006, issued to Alpha Capital Anstalt. Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated November 16, 2006.

21.0 - Subsidiaries of the Registrant. *

31.1 - Certification of Chief Executive Officer and Chief Financial Officer*

32.1 - Certification Pursuant to 18 U.S.C. Section 1350*

-----------------

*Filed herewith