Form 10KSB/A
period 2006-12-31
STEM CELL INNOVATIONS, INC.
filed 2007-04-30
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10KSB/A

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

                                Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 25, 2007, the aggregate market value of the outstanding shares of the registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $ 40,747,748 based on the closing price of such stock on the OTC Bulletin Board on April 25, 2007.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at April 25, 2007
--------------------------------------            -----------------------------

Common Stock, par value $.01 per share                  1,084,615,144 shares

         The Company's 10KSB for the year ended December 31, 2006 is hereby amended by including Part III as follows:

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate
--------------------------------------------------------------------------------
         Governance; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

Set forth below are the officers and directors of the Company as of April 25, 2007. All of the officers and directors serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

James H. Kelly, PhD - Dr. Kelly has been the Chief Executive Officer of the Company since February 2006 and a director of the Company since March 2006. He is also a cofounder of Amphioxus Cell Technologies, Inc., which was acquired by the Company in February 2006, and since its inception in 1996 served as its President. Prior to founding Amphioxus, Dr. Kelly was co-founder and Vice President of Research and Development for Hepatix, Inc., a developer of artificial liver devices. From 1992 to 1995 he was responsible for the overall progress of non-clinical programs in both the USA and Europe, directing a team of over 30 scientists and technicians. Prior to founding Hepatix, Dr. Kelly spent eight years on the faculty of Baylor College of Medicine. His postdoctoral training was obtained at Baylor and the Wistar Institute of the University of Pennsylvania. He holds a BA in Chemistry and a PhD in Biochemistry from Temple University in Philadelphia. Age 54.

Mark S. Germain - Mark Germain has been a director of the Company since March 2006 and is the Managing Director of The Olmsted Group, LLC, a merchant bank serving primarily the biotech and life sciences industries. He has been involved as a founder, director, Chairman of the Board of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, mergers and acquisitions and financings. He graduated New York University School of Law in 1975, Order of the Coif, and practiced corporate and securities law before leaving for the private sector in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company sold in 1991. Among the public biotech companies Mr. Germain is a director of Wellford Real Properties, Inc. and chairman of its audit committee. Age 56.

Norman Sussman - Dr. Sussman has been a director of the Company since March 2006 and was a cofounder of Amphioxus Cell Technologies. He is an Associate Professor of Medicine at the Baylor College of Medicine, specializing in hepatology and liver transplantation. Previously, Dr. Sussman was the cofounder and Vice President of Medical Affairs for Hepatix, Inc. There, he successfully transferred the liver assist device from lab to animals to humans. He initiated and conducted all of the patient trials of the liver assist device and recruited every major liver center in the US and Europe to join in the Phase II trials. He has been specifically requested by the FDA to attend meetings regarding liver assist device clinical trial design. He is a frequently sought after speaker at major medical meetings and has written several book chapters on both liver assist and acute liver failure. Before the founding of Hepatix, Dr. Sussman served on the faculty at the Baylor College of Medicine in the Depts of Medicine and Pathology. He is board certified in Medicine and Gastroenterology. Age 54.

Lucio A. Noto -- Mr. Noto is Managing Partner of the private energy investment company, Midstream Partners, LLC, and he is currently a director on the Boards of IBM, Altria Group, Inc. UAG Inc., Commercial International Bank of Egypt, and Shinsei Bank. He was Chairman and Chief Executive Officer of Mobil Corp. until its merger with Exxon in 1999, when he became Vice Chairman of Exxon Mobil Corporation. He retired from Exxon Mobil in 2001. Mr. Noto began a long career with Mobil in 1962, serving with its Italian, Japanese, Saudi Arabian and Corporate Offices. Age 69.

Tony Coelho - Mr. Coelho was elected to the U.S. House of Representatives in 1978. He served as Majority Whip from 1987 to 1989. While in the House, Mr. Coelho, who has epilepsy, authored the Americans with Disabilities Act, widely recognized as the most important piece of civil rights legislation in the last 30 years. He is currently the Chair of the Epilepsy Foundation of America and serves on numerous Presidential and other national committees related to disabilities. From 1989 to 1995, Mr. Coelho was Managing Director of Wertheim Schroeder & Co., Inc., and served as President and CEO of Wertheim Schroeder Investment Services, during which time the assets under management increased from $400 million to $5 billion. He has served on numerous corporate boards and currently serves on the boards of Cyberonics, Inc., Warren Resources and Service Corporation International. Age 64.

John Macomber - Mr. Macomber is a director on the boards of Lehman Brothers Holdings Inc., Rand McNally & Company, Mettler-Toledo International, Mirror World Technologies, Sovereign Chemical Company, and Textron, Inc., and formerly served on the boards of Bristol-Myers Squibb Company, The Brown Group, Inc., Chase Manhattan Bank, RJR Nabisco, Pilkington Ltd., and Xerox Corporation. In 1986, while at Celanese, Macomber spun out the company's biotechnology research group and founded Celgene Corporation, which today is one of the world's largest and most successful biotechnology companies, with a market capitalization in excess of $13 billion. From 1989 to 1992 Mr. Macomber served as chairman and president of the United States Export-Import Bank. Age 79.

Helmuth van Es, Chief Scientific Officer - Europe - Mr. Van Es has a MSc in Biology/Chemistry from the University of Amsterdam, and a PhD in Molecular studies on UDP-Glucuronosyltransferase in the Crigler-Najjar syndrome. He was a postdoctoral researcher at the Montreal General Hospital a teaching hospital of McGill University in Montreal, Canada. Dr. van Es started his career in the biotech industry as senior scientist at IntroGene, Leiden, The Netherlands in 1994. When at Crucell he co-authored the business plan for Galapagos Genomics with Crucell CEO Ronald Brus that was used to start the company as a Crucell division before it was spun out. Galapagos is now a global, biology driven drug discovery company. At Galapagos he was Director of Molecular and Cellular Biology and Head of Science of the Leiden site of the company. He was responsible for the scientific strategy and external partnerships, including those with RI-CEDD GSK, Bayer, the US Cystic Fibrosis Foundation and the HighQ foundation. Helmuth is co-inventor of key Galapagos technology and disease patent applications including the groundbreaking industrial application of RNAi in target discovery and validation. Both Crucell and Galapagos are public biotech companies (Nasdaq, Euronext). Age 47.

Dr. Ian Lyons, Chief Scientific Officer - US -- Dr. Lyons was previously Research Area Manager (Stem Cells), and Principal Scientist for Invitrogen, Inc. where his responsibilities included developing the company's portfolio of products for human stem cell research Prior to joining Invitrogen, Dr. Lyons was employed in a variety of senior positions at BresaGen, Ltd., one of the first companies to concentrate on stem cell biology. He is the author of numerous scientific publications dealing with both human and animal cell biology as well as molecular biology. Dr. Lyons received his Ph.D. from the University of Melbourne in Australia. After receiving his doctorate, Dr. Lyons began his work in stem cell research during a postdoctoral fellowship at the Walter and Eliza Hall Institute of Medical Research, Victoria, Australia.. Age 48.


Compliance with Section 16(a)
-----------------------------

Based solely upon a review of the Forms 3, 4, and 5 filed with the Securities and Exchange Commission, Ms. Chassman , who beneficially owns more than 10% of the common stock , filed reported three transactions late. In addition, each of Messrs. Noto, Macomber and Coelho, each filed one late Form 3 and Form 4.

Code of Ethics
--------------

At the current time, the Company does not have a Code of Ethics. However, the Company intends to approve a Code of Ethics at its next board meeting.

Audit Committee
---------------

The Company has established an audit committee of the Board of Directors consisting of James H. Kelly, Mark Germain and Norman Sussman. Our Board of Directors has not concluded any of our directors meets the definition of "audit committee financial expert." The Securities and Exchange Commission's rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

Item 10.   Executive Compensation
---------------------------------

         The following table presents the compensation paid by the Company to all of its executive officers for the years ended December 31, 2006 and 2005.

===================================================================================================================================
                                                                                              Non-Equity
                                                                         Stock     Option   Incentive Plan     All Other
    Name and Principal                           Salary      Bonus       Awards    Awards    Compensation     Compensation   Total
         Position                     Year         ($)        ($)         ($)       ($)          ($)              ($)         ($)
------------------------------------------------------------------------------------------------------------------------------------
James H. Kelly
Chief Executive Officer, Chief
   Financial Officer and a Director   2006       200,000     61,818        0         0            0                0        261,818


                                      2005       175,000       0           0         0            0                0        175,000


During the years ended December 31, 2006 and 2005, Dr. James H. Kelly did not receive any equity based compensation.

Compensation of Directors

The following table sets forth the compensation paid to the direct ors of the Company during the year ended December 31, 2006. Each non employee director (other than Dr. Sussman) receives an annual retainer of $10,000 and each non employee director receives an additional $1,000 for each meeting attended in person and $500 for each telephonic meeting .

                                                                       Non           Non
                                                                      equity       qualified
                              Fees                                   incentive     deferred
                            Earned or      Stock        Option         plan        earnings      All Other
                             Paid in       Awards       Awards     compensation  compensation  Compensation     Total
            Name             Cash ($)        ($)          ($)           ($)           ($)           ($)           ($)
-----------------------------------------------------------------------------------------------------------------------
Lucio A. Noto  (1)             12,500         0         106,142          0             0             0          118,642

John  Macomber (2)             12,500         0         105,794          0             0             0          118,294

Tony Coelho    (3)             12,500         0          88,097          0             0             0          100,597

Norman L. Sussman               1,500         0               0          0             0             0            1,500

(1) In connection with his appointment to the Company's Board of Directors, Mr. Noto received options to purchase 1,000,000 shares of the Company's common stock, exercisable at a price of $.38 per share (the closing price of the common stock on the date which Mr. Noto was appointed to the Board of Directors). The options are exercisable as follows: (i) 25% on December 1, 2006, (ii) 50% on June 1, 2007, (iii) 75% on December 1, 2007 and (iv) 100%
     on June 1, 2008.

(2) In connection with his appointment to the Company's Board of Directors, Mr. Macomber received options to purchase 1,000,000 shares of the Company's common stock, exercisable at a price of $.40 per share (the closing price of the common stock on the date which Mr. Macomber was appointed to the Board of Directors). The options are exercisable as follows: (i) 25% on December 12, 2006, (ii) 50% on June 12, 2007, (iii) 75% on December 12, 2007 and (iv) 100% on June 12, 2008.

(3) In connection with his appointment to the Company's Board of Directors, Mr. Coelho received options to purchase 1,000,000 shares of the Company's common stock, exercisable at a price of $.35 per share (the closing price of the common stock on the date which Mr. Coelho was appointed to the Board of Directors). The options are exercisable as follows: (i) 25% on December 21, 2006, (ii) 50% on June 21, 2007, (iii) 75% on December 21, 2007 and
     (iv) 100% on June 21, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters.
         ---------------------------

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

         The following table sets forth the amount and percentage of the outstanding shares of the Common Stock, which, according to the information supplied to the Company, are beneficially owned, as of April 27, 2007, by each person who, to the best of the Company's knowledge, is the beneficial owner of more than 5% of the Company's outstanding Common Stock. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Stem Cell Innovations, Inc., 1812 Front Street, Scotch Plains, NJ 07076.

                                                               Amount and Nature of Beneficial        Percent of
Name and Address of  Beneficial Owner                                   Ownership (1)                   Class
----------------------------------------------------------------------------------------------------------------
Margie Chassman
445 West 23rd Street
New York, New York 10011                                                187,390,872                      17.3%

Mark Germain (2)                                                         85,571,663                       7.9%

Margery Germain
6 Olmsted Road
Scarsdale, NY 10583 (2)                                                  72,406,878                       6.7%

David Perryman
Needle & Rosenberg
999 Peachtree St., NE, Suite 1000
Atlanta, GA  30309                                                       57,563,230                       5.3%

James H. Kelly                                                          113,872,813                      10.5%

Benjamin J. Jesselson, individually and as trustee of the
Michael G. Jesselson Trust under the Indenture of Trust,
dated December 18, 1980  and (ii) Claire L. Strauss and
Steven P. Rosenberg, solely as trustees of the Trust  (3)               104,562,319                       9.6%
                                                                 ------------------------------------------------

Shares Outstanding                                                    1,084,615,144

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 27, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The persons named in this table, to the best of the Company's knowledge, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as indicated in the other footnotes to this table.

(2) Mark Germain and Margery Germain are married. Each disclaims beneficial ownership of the shares of Common Stock beneficially owned by the other.

(3) Benjamin J. Jesselson directly owns 5,251,894 shares of Common Stock (including warrants to purchase 1,687,500 shares of Common Stock).The Trust holds 99,310,425 shares of Common Stock (including warrants to purchase 6,324,000 shares of Common Stock). The Trust provides that the Trustees shall act in all matters by a majority. Accordingly, Benjamin J. Jesselson, Claire L. Strauss and Steven P. Rosenberg, each in their capacities as trustees of the Trust, may be deemed to share voting and dispositive powers over such shares.

         The following table sets forth the amount and percentage of the outstanding shares of the Common Stock, which, according to the information supplied to the Company, are beneficially owned, as of April 27, 2007, by (i) each person who is currently a director, (ii) each Executive Officer and (iii) all current directors and executive officers as a group. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Stem Cell Innovations, Inc., 1812 Front Street, Scotch Plains, NJ 07076.

                                               Amount and Nature of Beneficial        Percent of
Name and Address of  Beneficial Owner                   Ownership (1)                   Class
------------------------------------------------------------------------------------------------
James H. Kelly                                          113,872,813                       10.5%
Norman Sussman                                           18,197,306                        1.7%
Mark Germain (2)                                         85,571,663                        7.9%
Lucio Noto                                                  500,000                          *
John Macomber                                               500,000                          *
Tony Coelho                                                 500,000                          *

Directors and Officers as a Group                       219,141,782                       20.2%

*    Represents beneficial ownership of less than 1% of the Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 27, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The persons named in this table, to the best of the Company's knowledge, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as indicated in the other footnotes to this table.

(2) Does not include 72,406,878 shares of Common Stock owned by Mr. Germain's wife, as to which he disclaims beneficial ownership.

                            EQUITY COMPENSATION PLANS

         The following table summarizes information with respect to options under our equity compensation plans at December 31, 2006:

  ------------------------------------------------------------------------------------------------------------------
                                             (a)                          (b)                          (c)
                                                                                           Number of shares remaining
                                                                                              available for future
                                   Number of shares to be      Weighted-average exercise      issuance under equity
                                   issued upon exercise of        price per share of           compensation plans
                                    outstanding options,         outstanding options,           (excluding shares
  Plan Category                      warrants and rights          warrants and rights       reflected in column (a))
  ------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
  approved by security holders
  (1)                                    25,500,000                      $0.17                     74,500,000
  ------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
  not approved by security
  holders                                    --                           --                           ---
  ------------------------------------------------------------------------------------------------------------------
  Total                                  25,500,000                      $0.17                     74,500,000
  ------------------------------------------------------------------------------------------------------------------

(1) On July 6, 2006, the stockholders approved the Company's 2006 Incentive Stock Plan (the "2006 Plan"). Pursuant to the 2006 Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company's Common Stock to officers, employees, consultants or members of the Board of Directors. The Company is authorized to grant an aggregate of 100,000,000 shares under the 2006 Plan.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

Germain and Sussman Debt. In February 2006, in connection with the merger, debt of Amphioxus Cell Technologies, Inc. held by Mr. Germain and Dr. Sussman, directors of the Company, in the amount of $346,223 and $169,487, respectively was exchanged for debt with a face amount of $250,000 and $150,000, respectively. The debt matures on June 15, 2009 and bears interest at the rate of 4% per annum.

Consulting Agreement. The Company has a consulting arrangement with Mark Germain, the Chairman of the Board of the Company, which provides for a monthly consulting fee of $10,000 and a 3% success fee on corporate transactions other than sales of products in the ordinary course of business. Either party can terminate the consulting arrangement on 30 days notice. During the years ended December 31, 2006 and 2005, the Company paid Mr. Germain $375,000 and $40,000, respectively. In addition, in connection with the acquisition of Plurion's assets by the Company, he received, in March 2006, a fee of $171,000.

Agreement with prior Management of the Company. In connection with the merger, the three senior members of the Company's management, Lawrence M. Gordon, Stanley G. Schutzbank, and Samuel H. Ronel, terminated their then existing employment agreements with the Company and resigned as directors and officers. In exchange for the termination of their existing employment agreements, they received an aggregate of $972,685, $170,000 of which was used by each of them ($510,000 in the aggregate) to purchase 5,666,666 shares of Common Stock and warrants to purchase 2,833,333 shares of Common Stock in the private offering of securities which took place in February 2006. They each entered into new one-year employment agreements with the Company. These agreements provided for an aggregate compensation of $23,000 per month.

Securities Exchange Agreement. On February 7, 2007, the Company entered into a Securities Exchange Agreement with a Margie Chassman, who owns approximately 17% of the Company's common stock. Under the terms of the Securities Exchange Agreement, Ms. Chassman exchanged warrants to purchase 15,000,000 shares of the Company's common stock, exercisable until March 2008, at a price of $.01 per share, for 10,000,000 shares of the Company's common stock.

Item 14. Principal Accountant Fees and Services.
-----------------------------------------------

Independent Registered Public Accountant Fees

For the years ended December 31, 2006 and 2005, the Company's independent registered public accountants, Eisner LLP billed the Company $125,000 and $55,000 solely for audit fees. Audit-fees for 2006 and 2005 consisted of fees for the audit of the Company's consolidated financial statements, including quarterly review services in accordance with SAS No. 100. In addition, Eisner LLP billed the Company $50,000 for its services in connection with the preparation of the Form 8-K filed by the Company in February 2006 related to the merger with Amphioxus Cell Technologies, Inc.

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


STEM CELL INNOVATIONS,  INC.


By: /s/  DR. JAMES H. KELLY
    --------------------------------
    Dr. James H. Kelly
    Chief Executive Officer





Dated:    April 30, 2007