Form 10QSB
period 2007-03-31
STEM CELL INNOVATIONS, INC.
filed 2007-05-21
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended March 31, 2007

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

                                Yes [X]   No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of April 25, 2007.

                  Common Stock           1,084,615,144 shares

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements (Unaudited)
          Consolidated Condensed Balance Sheet - March 31, 2007               1

          Consolidated Condensed Statements of Operations - Three Months
          Ended March 31, 2007 and 2006                                       2

          Consolidated Condensed Statement of Capital Deficiency -
          Three Months Ended March 31, 2007                                   3

          Consolidated Condensed Statements of Cash Flows - Three Months
          Ended March 31, 2007 and 2006                                       4

          Notes to Consolidated Condensed Financial Statements                5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15

Item 3.   Controls and Procedures                                            18

Part II.  Other Information
---------------------------

Item 1.   Legal Proceedings                                                  20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        20

Item 3.   Defaults on Senior Securities                                      20

Item 4.   Submission of Matters to a Vote of Security Holders                20

Item 5.   Other Information                                                  20

Item 6.   Exhibits and Reports on Form 8-K                                   20


Item 1.  Financial Statements
-----------------------------

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                                        March 31,
                                                                          2007
                                                                     ------------
                                                                      (Unaudited)
ASSETS (Note 4)
Current assets
  Cash and cash equivalents                                          $    683,137
  Other receivables                                                        97,291
  Prepaid expenses and other current assets                               106,936
                                                                     ------------
Total current assets                                                      887,364
                                                                     ------------

Property, plant and equipment, net                                        780,169
Acquired intangibles, net                                               4,886,503
Deferred finance costs, net                                             1,517,447
Other assets                                                                9,879
                                                                     ------------
Total assets                                                         $  8,081,362
                                                                     ============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Accounts payable and accrued expenses                              $  1,122,245
  Convertible notes payable, net of debt discount                         942,669
  Deferred revenues                                                       131,044
                                                                     ------------
Total current liabilities                                               2,195,958
                                                                     ------------

Long-term liabilities
  Notes payable - Stockholders/Directors                                  400,000
  Convertible notes payable, net of debt discount                         863,123
  Amount due Eaglestone (including Series 2 preferred stock)            4,782,757
  Derivative instrument liability                                       1,000,000
  Other liabilities                                                       216,753
                                                                     ------------
Total long-term liabilities                                             7,262,633
                                                                     ------------

Commitments and contingencies

Capital Deficiency
Preferred stock, par value $.01 per share;
  authorized-5,000,000 shares;  Series 1 Convertible
  Preferred Stock; None issued and outstanding                                 --
  Series 2 Preferred Stock; 2,000,000 issued and outstanding                   --
Common stock, par value $.01 per share; authorized-4,000,000,000
shares; issued  and outstanding-1,084,615,144 shares                   10,846,151
Additional paid-in capital                                             14,591,209
Accumulated deficit                                                   (26,814,589)
                                                                     ------------
Total capital deficiency                                               (1,377,229)
                                                                     ------------
Total liabilities and capital deficiency                             $  8,081,362
                                                                     ============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                 ----------------------------------
                                                                                    March 31,          March 31,
                                                                                      2007                2006
                                                                                 ---------------    ---------------
Revenue
  Royalty income                                                                 $            --    $         7,000
  Contract Research                                                                       86,574              4,075
                                                                                 ---------------    ---------------
  Total revenue                                                                           86,574             11,075
                                                                                 ---------------    ---------------
Costs and expenses
  General and administrative                                                           1,198,513          5,674,576
  Research and development                                                               312,356             58,708
  Depreciation and amortization                                                          274,756            119,507
                                                                                 ---------------    ---------------
Total costs and expenses                                                               1,785,625          5,852,791
                                                                                 ---------------    ---------------

Loss from operations before other items                                               (1,699,051)        (5,841,716)

Interest expense including accretion of debt discount of $754,100 in 2007 and
$103,676 in 2006, amortization of deferred financing costs of $233,456 in 2007 and $15,670 in 2006 and a charge for beneficial conversion expense of none in
2007 and $1,794,375 in 2006                                                           (1,077,158)        (2,017,872)
Reduction in derivative instrument liability                                             800,000                 --
                                                                                 ---------------    ---------------
Net loss                                                                              (1,976,209)        (7,859,588)
Less: Amount attributable to preferred stock beneficial conversion feature                    --         (1,563,500)
                                                                                 ---------------    ---------------

Net loss attributable to common stockholders                                     $    (1,976,209)   $    (9,423,088)
                                                                                 ===============    ===============

Basic and diluted net loss per share attributable to common stockholders         $            --    $          (.17)
                                                                                 ===============    ===============

Weighted average number of shares outstanding -
basic and diluted, (common shares limited to
authorized shares available through July 5, 2006)                                  1,075,031,811         55,000,000
                                                                                 ===============    ===============

Proforma basic and diluted net loss per share (assuming sufficient authorized
shares)                                                                          $            --    $          (.01)
                                                                                 ===============    ===============

Proforma weighted average number of shares outstanding -
basic and diluted (assuming sufficient authorized shares)                          1,075,031,811        709,480,459
                                                                                 ===============    ===============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                  Stem Cell Innovations, Inc. and Subsidiaries
             Consolidated Condensed Statement of Capital Deficiency
                        Three Months Ended March 31, 2007

                                                              (unaudited)


                                                           Common Stock             Additional
                                                   -----------------------------      Paid-In        Accumulated
                                                      Shares           Amount         Capital          Deficit           Total
                                                   -------------   -------------   -------------    -------------    -------------
Balances at January 1, 2007                        1,064,565,144   $  10,645,651   $  14,098,207    $ (24,838,380)   $     (94,522)

Shares issued as placement agent fee                     250,000           2,500          10,000                            12,500

Conversion of notes into common stock                  9,100,000          91,000         182,000                           273,000

Stock based compensation for directors
  and employees                                                                          273,033                           273,033

Stock based compensation for consultants                                                  22,640                            22,640

Capital contribution of imputed interest
  on convertible notes                                                                    21,329                            21,329

Shares issued as compensation for services               700,000           7,000          84,000                            91,000

Issuance of common stock in exchange for warrants     10,000,000         100,000        (100,000)

Net Loss                                                                                               (1,976,209)      (1,976,209)
                                                   -------------   -------------   -------------    -------------    -------------

Balances at March 31, 2007                         1,084,615,144   $  10,846,151   $  14,591,209    $ (26,814,589)   $  (1,377,229)
                                                   =============   =============   =============    =============    =============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                          Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Cash flows from operating activities:
     Net loss                                                        $ (1,976,209)   $ (7,859,588)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
         Beneficial conversion charge                                          --       1,794,375
         Depreciation and amortization                                    274,756         119,507
         Gain on reduction of derivative instrument liability            (800,000)             --
         Stock based compensation charge                                  295,673       3,995,000
                Common stock issued for services                           91,000              --
                Imputed  interest charge                                   21,329              --
         Accretion of debt discount                                       754,100         103,676
         Amortization of deferred finance costs                           233,456         103,724
Change in operating assets and liabilities:
         Accounts receivable                                                   --           7,000
                Other receivables                                          33,764          43,830
         Prepaid expenses and other current assets                        (15,036)        (83,911)
         Accounts payable and accrued expenses                           (285,120)       (167,149)
         Deferred revenues                                                131,044              --
                                                                     ------------    ------------

         Net cash used in operating activities                         (1,241,243)     (1,943,536)
                                                                     ------------    ------------
Cash flows from investing activities:
Cost of acquiring Plurion intangibles                                          --        (178,500)
Additions to property, plant and equipment                                (43,026)             --
                                                                     ------------    ------------
Net cash used in investing activities                                     (43,026)       (178,500)
                                                                     ------------    ------------
Cash flows from financing activities:
     Collection of receivables from 2005 financing                             --         395,066
     Net proceeds from issuance of Series 1 preferred stock                    --       1,326,700
     Net proceeds from issuance of convertible notes payable              975,000       1,994,800
     Proceeds from merger with public shell treated as capital                 --       1,115,922
                                                                     ------------    ------------

Net cash provided by financing activities                                 975,000       4,832,488
                                                                     ------------    ------------

Net (decrease) increase in cash and cash equivalents                     (309,269)      2,710,452

Cash and cash equivalents at beginning of period                          992,406          65,537
                                                                     ------------    ------------

Cash and cash equivalents at end of period                           $    683,137    $  2,775,989
                                                                     ============    ============
Noncash investing and financing activities:
Acquisition of Intangibles:
         License and Patent                                                          $  5,700,000
         Less: Liabilities assumed                                                        (88,000)
                                                                                     ------------

Exchange of notes and accrued interest                                                  5,612,000
                                                                                     ------------
for Series 1 preferred stock                                                         $  3,611,518
                                                                                     ============

Conversion of convertible notes for common stock                     $    273,000
                                                                     ============
Financing fees paid in common stock                                  $     12,500
                                                                     ============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.  The Company and the Basis of Presentation

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

         On February 14, 2006, the Company merged with ACT (the "Merger"). Upon the completion of the Merger, the stockholders of ACT controlled approximately 77% of the merged entity. The Merger has been accounted for as a reverse purchase with ACT being the accounting acquirer. Immediately prior to the completion of the Merger, ACT acquired from Plurion, Inc. ("Plurion") all of its assets, consisting of a patent and an assignment of its license to certain patents and patent applications in the field of pluripotent stem cells, and assumed certain liabilities of Plurion.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of Stem Cell Innovations, Inc. and subsidiaries (the "Company") and the results of its operations and cash flows for the periods presented. The results of its operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Annual Report of Stem Cell Innovations, Inc. on Form 10-KSB filed with the SEC on April 2, 2007.

         The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $26,814,589 through the period ended March 31, 2007 and has been dependent on funding operations through the issuances of convertible debt and other equity securities. At March 31, 2007 cash amounted to approximately $683,000. Management believes that current cash resources will be insufficient to fund its operations through March 31, 2008. Management will attempt to continue to finance the Company's operations by (i) a private or public placement of equity or debt securities, (ii) licensing its human pluripotent stem cells (PluricellsTM), (iii) increasing sales of its ACTIVTox products, and (iv) reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 2.  Summary of Significant Accounting Policies

         Principles of consolidation - The consolidated financial statements include the operations of the Company, ACT, Stem Cell Innovations BV and Interferon Sciences Development Corporation ("ISD"), the Company's wholly owned subsidiaries. The operations of Stem Cell Innovations, Inc. are included from the date of the Merger.

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

         Revenue and royalty recognition - Revenue is recognized when the products are shipped and title passes. Revenue from contract research is recognized when the research and testing is completed. Revenue from royalties were recognized over the royalty period based upon periodic reports received from the licensee. See Note 10.

         Derivative Instruments - We have issued and outstanding certain financial instruments with features which we analyze in accordance with the pronouncements relating to accounting for derivative instruments and hedging activities to determine if these instruments are derivatives or have embedded derivatives that must be bifurcated. Under the applicable accounting literature the estimated value of the embedded derivative, if any, is bifurcated from its host instrument on the date of sale or issuance of the securities or debt based on a valuation utilizing the appropriate valuation model. The embedded derivative liability is classified as such and is marked-to-market and adjusted to fair value at each reporting date and the change in fair value is record to other (income) expense, net. In addition, freestanding warrants are accounted for as equities or liabilities in accordance with the provisions of the applicable accounting literature. As the conversion rate or exercise price of all outstanding instruments vary with the fair value of our common stock, they are recorded as an obligation at fair value, marked-to-market at each reporting date, and are carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate. See Note 5.

         Recently Issued Accounting Policies - In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company expects to adopt this Statement in the first quarter of 2008 and is assessing SFAS No. 159 and has not yet determined the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements 87, 88, 106 and 132 (R)". SFAS No. 158 requires the recognition of an asset for a plan's overfunded status or a liability for a plan's underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The Company adopted the provisions of SFAS No. 158 in the first quarter of 2007. The adoption of SFAS No. 158 did not have a material effect on the Company's consolidated financial statements.

         In September 2006, the FASB finalized SFAS No. 157, "Fair Value Measurements" which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. The Company is evaluating the impact of SFAS No. 157 on its consolidated financial statements.

         In the first quarter of 2007, the Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

         In the first quarter of 2007, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

         The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" (FIN
48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements. The tax years 2003-2006 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company utilized a net operating loss of approximately $0.4 million in its 2004 tax year that was generated in 1989. Thus, the 1989 tax year remains open to examination to the extent of the utilization. Furthermore, the Company has the opportunity to utilize net operating losses generated from the 1992 through 2002 tax years that could potentially open up those years to examination to the extent that such net operating losses are utilized in the future.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 3.  Loss Per Share and Pro forma Loss Per Share

         Basic loss per share has been computed using the weighted average number of shares outstanding. The shares of common stock of ACT, the accounting acquirer, were exchanged for 37,891 shares of Series 1 mandatorily convertible preferred stock of the Company which represented 378,910,706 shares of the Company's common stock upon their mandatory conversion in July 2006. Accordingly, the weighted average number of shares outstanding has been limited to the 55,000,000 shares of common stock authorized for issuance through July 5, 2006. For the three months ended March 31, 2007 and 2006, potential common stock shares are not included in the calculation of loss per share as the effect would be antidilutive. On July 6, 2006, the stockholders of the Company approved increasing the number of shares of common stock which the Company is authorized to issue to 4,000,000,000. As of March 31, 2007, there are 1,084,615,144 shares of common stock outstanding, warrants to purchase an additional 182,967,802 shares of common stock, 25,500,000 issuable upon the exercise of stock options, and 86,904,599 shares of common stock issuable upon conversion of the notes. For the three months ended March 31, 2006, the presentation of proforma loss per share is intended to represent the amounts per share that would have been recognized if the Company had sufficient authorized common stock and had issued common stock in lieu of Series 1 Preferred Stock. The proforma weighted average shares outstanding for the three months ended March 31, 2006 assumes the Company had sufficient authorized common stock to convert all of the Series 1 Preferred Stock and that the conversions took place as of the beginning of the period.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 4.  Notes Payable and Redeemable Series 2 Preferred

         At March 31, 2007, the Company's long term obligations are set forth in the table below.

         Notes payable - Stockholder/Directors
         Interest at the rate of 4% per annum payable at maturity. Notes due
         June 15, 2009, subject to earlier repayment under certain conditions                      $    400,000

         Convertible notes payable, net of debt discount
         $2,007,137 principal amount of non-interest bearing notes, due December 31,
         2008 and convertible into an aggregate of 66,904,600 shares of common stock

         Amount due Eaglestone                                                                          863,123
         Composed of (i) the Eaglestone Note, in the principal amount of $2,935,000, bearing interest at the rate of 4% per annum and due June 15, 2009 and (ii)
         2,000,000 shares of  Series 2 Preferred Stock, mandatorily redeemable on June
         15, 2009 for $3,065,000.  The Company had the option to redeem the Eaglestone
         Note and the Series 2 Preferred Stock on or before May 14, 2007 for an
         aggregate of $4,782,757                                                                      4,782,757
                                                                                                   ------------
                                                                                  Total            $  6,045,880

         The Company had the right to defease the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4,782,757 and therefore classified the Eaglestone Note and Series 2 Preferred as Amount due Eaglestone in the amount of $4,782,757 on its balance sheet. Because the amount due to Eaglestone was not paid by May 14, 2007, in the quarter ending June 30, 2007, the Company will record a charge to operations of $1,200,000, which is the difference between (i) $4,782,757 and (ii) the face amount of the note and the redemption amount of Series 2 Preferred (which as of March 31, 2007 was $5,982,757). During the quarter ended March 31, 2007, the Company recorded $1,311 under the terms of the Accelerated Repayment Amount, which reduced the amount payable under the Eaglestone Note.

         On November 16, 2006, the Company completed a private placement of a convertible secured note and warrants to an accredited investor pursuant to which the Company sold an aggregate of $1,000,000 principal amount of a convertible secured note, bearing interest at the rate of 10% per annum and due November 16, 2007. The convertible secured note is convertible into 10,000,000 shares of common stock and is collateralized by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share. The warrants expire November 16, 2011. We valued the warrants as of November 16, 2006, the measurement date, at $1,500,000, utilizing the Black-Scholes option pricing model, assuming (i) an expected dividend yield of 0%, (ii) a risk-free interest rate of 4.69%, (iii) an expected volatility of 172%, and (iv) an expected term of five years. Based upon such valuation, we recorded a charge to interest expense of $500,000 and a corresponding liability of $1,500,000 relating to the warrants issued. Therefore, the note was effectively recorded at $0. The value is being accreted back to face value over the term of the note. We incurred placement fees and other legal expenses of approximately $96,000, in connection with this transaction. We recorded these costs as deferred financing costs which are being amortized.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


         On February 23, 2007, the Company sold to the same investor, an additional $1,000,000 principal amount of a convertible secured note bearing interest at the rate of 10% per annum and due November 16, 2007. The convertible secured note is convertible into 10,000,000 shares of common stock and is also collateralized by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share. The warrants expire February 23, 2012. The Company valued the warrants as of February 23, 2007, the measurement date, at $500,000, utilizing the Black-Scholes option pricing model, assuming (i) an expected dividend yield of 0%, (ii) a risk-free interest rate of 4.71%, (iii) an expected volatility of 168%, and (iv) an expected term of five years. Based upon such valuation, the Company recorded a $500,000 liability relating to the warrants issued and a $500,000 liability relating to the note. The value is being accreted to the face value over the term of the note.

         The Company incurred placement fees of $37,500, in connection with this transaction. The Company recorded these costs as deferred financing costs which are being amortized.

Note 5.  Derivative Instrument Liability

         The warrants issued in connection with the November 16, 2006 and February 23, 2007 notes contain certain anti-dilution adjustments to protect the holder of the warrants in the event that the Company subsequently issues shares of common stock or other convertible securities with a price per share or exercise price less than the exercise price of the warrants. The number of additional shares underlying potential future issuances of warrants is indeterminate. There is no obligation to register the common shares underlying the warrants except in the event that the Company decides to register any of its common stock for cash ("piggyback registration rights"). EITF 00-19 requires liability treatment for a contract that contains a provision for an indeterminate number of shares to be delivered in a share settlement that the Company believes is beyond its control. The warrants contain such a provision as a result of the anti-dilution feature contained in the relevant contract. Accordingly, the Company has accounted for the warrants as a liability. The liability for the warrants is measured and recorded at its fair value. The liability for the warrants will be marked to market for each future period they remain outstanding and the change in the value will be recorded as a charge (or credit) to operations.

         At March 31, 2007, the Company had a derivative instrument liability associated with the warrants issued in connection with the November 16, 2006 and February 23, 2007 notes of $1,000,000 and a change in fair value of the liability of $800,000, which was recorded as a reduction in derivative instrument liability for the three months ended March 31, 2007.

Note 6.  Stock-based compensation

         The Company adopted SFAS 123R on January 1, 2006, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

         The Company has retained the services of a consultant on a month-to-month basis to aid in business development in Europe. As partial compensation for such services, the Company has issued options to purchase 7,500,000 shares of its common stock, exercisable at a price $.14 per share. 3,750,000 of such options are currently exercisable, 1,875,000 vest on December 14, 2007 and the remaining 1,875,000 vest on December 14, 2008. If the consulting agreement is terminated by either the consultant or the Company, the Consultant will have 30 days to exercise all vested options and any unvested options shall be terminated. Accordingly, the Company recorded a $22,640 charge associated with the estimated fair value of such options for the three-month period ended March 31, 2007. The estimated fair value of such options was determined utilizing the Black-Scholes option pricing model, assuming (i) an expected dividend yield of 0%, (ii) a risk-free interest rate of 4.54%, (iii) an expected volatility of 177%, and (iv) an expected term of 4.71 years. The Company will remeasure the fair value of the options based on changes in the market price of its common stock at the end of each quarter.

         During the three months ended March 31, 2007, the Company recognized $295,673 (which included $22,640 of stock-based compensation expense in connection with the issuance of non-qualified stock options to a consultant) of stock-based compensation expense under the fair value method in accordance with SFAS 123R. All of the compensation expense resulted from the issuance of stock options. As of March 31, 2007, the Company had only non-qualified stock options outstanding.

         The stock options were granted with an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, vest over a period up to three years, and expire five years from the date of grant.

         Summarized information for the Company's non-qualified stock options is as follows:

                                                          Weighted      Weighted
                                           Number         average        average        Aggregate
                                            of            exercise      remaining       intrinsic
                                          options          price          years           value
                                       ------------    ------------    ------------    ------------
Stock Options

Outstanding at December 31, 2006         25,500,000    $        .17            4.90    $          0

Outstanding at March 31, 2007            25,500,000             .17            4.65    $          0
                                       ============

Vested and expected to vest              25,500,000             .17            4.65    $          0
                                       ============
Exercisable at March 31, 2007             8,250,000             .16            4.66    $          0
                                       ============

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


         The Company did not grant any stock options during the three months ended March 31, 2007.

         As of March 31, 2007, the Company had $1,954,511 of unrecognized compensation related to the unvested portion of outstanding stock options issued to employees expected to be recognized through November 2009.

         The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of March 31, 2007, the Company anticipates all outstanding options will vest.

         A summary of the status of the Company's nonvested non-qualified stock options as of December 31, 2006, and changes during the three months ended March 31, 2007, is presented below:

                                                             Weighted
                                                              Average
                                          Number of        Grant-Date
                                            Options        Fair Value
                                       ------------      ------------
Nonvested at December 31, 2006           17,250,000      $        .16
      Options granted                            --                --
      Options vested                             --                --
      Options forfeited                          --                --
                                       ------------
Nonvested at March 31, 2007              17,250,000      $        .16


Note 7.  Related Party Transactions

Consulting Agreement
--------------------

         The Company has a consulting arrangement with the Chairman of the Board of the Company, which provides for a monthly consulting fee of $10,000 and a 3% success fee on corporate transactions other than sales of products in the ordinary course of business. Either party can terminate the consulting arrangement on 30 days notice. During the three months ended March 31, 2007 and 2006, the Company paid the Chairman $30,000 and $30,000, respectively. In addition, in connection with the acquisition of Plurion's assets by the Company, he received, in March 2006, a fee of $171,000 which has been included in the cost of the acquisition.

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

Note 8.  Warrants

         At March 31, 2007, the Company had warrants outstanding to purchase an aggregate of 182,967,802 shares of common stock. The following table sets forth the warrants outstanding by exercise price and expiration date:

      Number of Shares Issuable upon Exercise         Exercise Price         Expiration Date
      ---------------------------------------         --------------         ---------------
                   22,950,000                             $.01               July, 2007*
                   13,045,000                             $.03               July, 2011**
                  126,972,802                             $.06               July, 2011**
                   10,000,000                             $.12               November, 2011***
                   10,000,000                             $.12               February, 2012****
                  -----------
                  182,967,802


-------------------

     * In earlier periods the Company issued warrants to purchase 51,000,000 shares in connection with a convertible note financing. During the year ended December 31, 2006, stockholders exercised such warrants to purchase 28,050,000 shares, on a cashless basis and received 26,758,445 shares of common stock. The warrants can be exercised on a cashless exercise basis.

     ** Includes 120,450,302 warrants exercisable at $.06 per share issued in February 2006, in connection with the private offerings of convertible securities. Also includes 13,045,000 warrants exercisable at $.03 per share and 6,522,500 warrants exercisable at $.06 per share which were issued to the placement agent in connection with the notes issued in a private placement. The warrants were valued at an aggregate of $1,995,885 and are being amortized as interest expense over the term of the notes. The warrants were valued using the Black Scholes option pricing model, based upon the closing price of the common stock on the date of issue and assuming a volatility of 145%, a risk-free rate of 4.57% and an expected term of five years. The warrants can be exercised on a cashless exercise basis.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


     *** Includes warrants exercisable at $.12 per share issued in November 2006, in connection with the issuance of the convertible secured note. The warrants can be exercised on a cashless exercise basis. See
           Note 5.

     **** Includes warrants exercisable at $.12 per share issued in February 2007, in connection with the issuance of the convertible secured note. The warrants can be exercised on a cashless exercise basis. See
           Note 5.

Note 9.  Research Agreement

         In December 2006, we entered into an agreement with Biofocus Discovery Limited pursuant to which we would provide human motor neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Amyotrophic Lateral Sclerosis. We received (euro)100,000 (approximately $131,000) in the first quarter of 2007, which was recorded as deferred revenues on the March 31, 2007 consolidated condensed balance sheet, and are eligible to receive an additional (euro)350,000 (approximately $455,000) upon the completion of certain agreed upon milestones.

Note 10. Termination of Royalty Rights

         In March 2003, the Company sold to Hemispherx Biopharma, Inc. all of its inventory related to ALFERON N Injection and a license to sell ALFERON N Injection. In connection with the sale, the Company continued to receive a royalty on products containing natural alpha interferon. On July 26, 2006, the Company terminated its royalty right in exchange for 250,000 shares of Hemispherx Biopharma common stock. The Company recognized income of $620,000, based on the fair value of the Hemispherx Biopharma common stock received on the sale of the royalty right. During the period from August through October, 2006, the Company sold the 250,000 shares of the Hemispherx Biopharma common stock and realized net proceeds of $536,000 and recorded a loss of $83,719.

Note 11. Agreement with Pluristem Life Systems, Inc. and Pluristem, Ltd.

         On February 21, 2007, the Company entered into a letter agreement with Pluristem Life Systems, Inc. ("PLS") and its wholly owned subsidiary, Pluristem Ltd. for a proposed transaction pursuant to which the Company agreed to issue to PLS 27 million shares of the Company's common stock in exchange for 66 million shares of PLS common stock (representing approximately 7% of the PLS common stock) and warrants to purchase an additional 66 million shares of PLS common stock at a price of $.03 per share. The common stock of PLS is traded in the over-the-counter market and quoted on the Bulletin Board under the symbol PLRS.OB. In addition, the Company has agreed to license certain technology of Pluristem Ltd. for an upfront license fee of 23 million shares of the Company's common stock and the obligation to make certain milestone payments and pay certain royalties. The Chairman of the Board of the Company, who owns approximately 8% of the Company's common stock, will also become the Co-Chairman of the PLS Board of Directors.

         This letter agreement is intended to be binding but does not contain all the terms which will be included in the definitive agreements. The Company is in the process of finalizing the definitive agreements related to these transactions.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing in this Quarterly Report on Form 10-QSB.

Overview

         Stem Cell Innovations, Inc. (the "Company") through its wholly owned subsidiaries, Amphioxus Cell Technologies, Inc. ("ACT"), which is based in Houston, Texas, and Stem Cell Innovations BV, which is based in Leiden, Netherlands, is a cell biology company. We have an ongoing business relating to the use of our C3A human liver cell line in the field of drug discovery and toxicology testing. We have not yet developed any substantial market for our primary products. Our principal revenues have been contract research and testing and consulting services for other companies, which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market our drug discovery and toxicology testing and other products. We intend to attempt to develop our C3A human liver cell line for the production of human serum proteins, including the clotting factors, Factor VIII and Factor IX, used by hemophiliacs to allow their blood to clot. In addition, we intend to broaden the application of our expertise into the area of pluripotent cell biology. Our acquisition of Plurion's assets consisted substantially of fundamental intellectual property applicable to the development and use of human pluripotent cells, often referred to as embryonic stem or germ cells. We are in the process of developing differentiated cell lines from our proprietary human pluripotent cells, adding to the cell types that may be used as a screen for drug discovery and toxicity, as well as for cellular replacement therapy. In December 2006, we entered into an agreement with Biofocus Discovery Limited pursuant to which we would provide human motor neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Amyotrophic Lateral Sclerosis. We received (euro)100,000 (approximately $131,000) in the first quarter of 2007 and are eligible to receive an additional (euro)350,000 (approximately $455,000) upon the completion of certain agreed upon milestones.

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

Liquidity and Capital Resources

         On February 23, 2007, the Company sold to an existing investor, $1,000,000 principal amount of a secured convertible note, bearing interest at the rate of 10% per annum and due November 16, 2007. The note is convertible into 10,000,000 shares of common stock and is secured by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share. After fees and expenses of $25,000, the Company received net proceeds of $975,000. See Note 4 of Notes to Consolidated Condensed Financial Statements.

         At March 31, 2007, the Company had approximately $683,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments. Management believes that current cash resources will be insufficient to fund its operations for the next twelve months. Management will attempt to continue to finance the Company's operations by (i) a private or public placement of equity or debt securities, (ii) licensing its human pluripotent stem cells (PluricellsTM),
(iii) increasing sales of its ACTIVTox products, and (iv) reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. Insufficient funds will require the Company to curtail or terminate its activities. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

         Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006

         For the three months ended March 31, 2007 (the "2007 Period") and March 31, 2006 (the "2006 Period"), the Company recorded total revenue of $86,574 and $11,075, respectively. For the 2007 Period, the increase in total revenues was primarily due to contract research.

         General and administrative expenses consist primarily of (i) salaries and wages, (ii) legal, professional and consulting fees, and (iii) equity-based compensation. For the 2007 Period, general and administrative expenses were $1,198,513 as compared to $5,674,576 for the 2006 Period. The 2006 Period expenses include (i) equity-based compensation charges of $3,995,000, and (ii) expenses of $892,508 of expenses related to the Merger.

         Research and development expenses for the 2007 Period were $312,356 as compared to $58,708 in the 2006 Period. The research and development incurred in the 2007 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2007 Period was due to the substantially improved liquidity of the Company.

         Interest expense for the 2007 Period was $1,077,158 as compared to $2,017,872 for the 2006 Period. The 2006 Period included $1,794,375 related to the beneficial conversion feature of the notes of the Company which were exchanged for Series 1 Preferred and Warrants. The 2007 Period included (i) accretion of debt discount in the amount of $754,100 related to the notes payable and (ii) the amortization of deferred financing costs of $233,456.

         During the 2007 Period, the Company recorded a reduction in the fair value of the derivative instrument liability of $800,000.

         Depreciation and amortization for the 2007 Period was $274,756 as compared to $119,507 for the 2006 Period. The increase in the 2007 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         As a result of the foregoing, the Company incurred a net loss of $1,976,209 for the 2007 Period as compared to a net loss of $7,859,588.

Recently Issued Accounting Policies

         In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement in fiscal year 2008 and is assessing SFAS No. 159 and have not yet determined the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements 87, 88, 106 and 132 (R)". SFAS No. 158 requires the recognition of an asset for a plan's overfunded status or a liability for a plan's underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The Company adopted the provisions of SFAS No. 158 in the first quarter of 2007. The adoption of SFAS No. 158 did not have a material effect on the Company's consolidated financial statements.

         In September 2006, the FASB finalized SFAS No. 157, "Fair Value Measurements" which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. The Company is evaluating the impact of SFAS No. 157 on its consolidated financial statements.

         In the first quarter of 2007, the Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

         In the first quarter of 2007, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

         The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" (FIN
48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements. The tax years 2003-2006 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company utilized a net operating loss of approximately $0.4 million in its 2004 tax year that was generated in 1989. Thus, the 1989 tax year remains open to examination to the extent of the utilization. Furthermore, the Company has the opportunity to utilize net operating losses generated from the 1992 through 2002 tax years that could potentially open up those years to examination to the extent that such net operating losses are utilized in the future.

Cautionary Statements

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

         Except for the historical information presented in this document, including financial information for the three months ended March 31, 2007 and March 31, 2006, this Quarterly Report on Form 10-QSB, including the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and documents and information incorporated by reference into this Quarterly Report on Form 10-QSB contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On February 23, 2007, the Company sold to an accredited investor, $1,000,000 principal amount of a convertible secured note bearing interest at the rate of 10% per annum and due November 16, 2007. The convertible secured note is convertible into 10,000,000 shares of common stock and is collateralized by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share. The warrants expire February 23, 2012.

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

                                 March 31, 2007



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       STEM CELL INNOVATIONS, INC.


DATE:  May 21, 2007                    By: /s/ DR. JAMES H. KELLY
                                           -------------------------------------
                                           Dr. James H. Kelly
                                           Chief Executive and
                                           Chief Financial Officer