Form 10QSB
period 2007-06-30
STEM CELL INNOVATIONS, INC.
filed 2007-08-14
CIK 351532

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended June 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ________________

         Commission File Number:   0-10379

                           STEM CELL INNOVATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              22-2313648
--------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1812 Front Street, Scotch Plains, New Jersey                        07076
--------------------------------------------                     ----------
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

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of July 18, 2007.

                        Common Stock      1,095,115,144 shares

================================================================================

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Consolidated Condensed Balance Sheet - June 30, 2007                        1

           Consolidated Condensed Statements of Operations - Three Months and
           Six Months Ended June 30, 2007 and 2006                                     2

           Consolidated Condensed Statement of Capital Deficiency - Six Months
           Ended June 30, 2007                                                         4

           Consolidated Condensed Statements of Cash Flows - Six Months
           Ended June 30, 2007 and 2006                                                5

           Notes to Consolidated Condensed Financial Statements                        6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  17

Item 3.    Controls and Procedures                                                    21

PART II.   OTHER INFORMATION                                                          22

Item 1.    Legal Proceedings                                                          22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                22

Item 3.    Defaults on Senior Securities                                              22

Item 4.    Submission of Matters to a Vote of Security Holders                        22

Item 5.    Other Information                                                          22

Item 6.    Exhibits and Reports on Form 8-K                                           22

ITEM. 1    FINANCIAL STATEMENTS

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                     JUNE 30,
                                                                       2007
                                                                   ------------
                                                                    (Unaudited)
ASSETS (Note 4)
Current assets
  Cash and cash equivalents                                        $    209,108
  Other receivables                                                      91,274
  Prepaid expenses and other current assets                              73,669
                                                                   ------------
Total current assets                                                    374,051
                                                                   ------------

Property, plant and equipment, net                                      744,182
Acquired intangibles, net                                             4,666,059
Deferred finance costs, net                                           1,276,237
Other assets                                                              9,879
                                                                   ------------
Total assets                                                       $  7,070,408
                                                                   ============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
  Accounts payable and accrued expenses                            $  1,462,102
  Convertible notes payable, net of debt discount                     1,363,722
  Notes payable                                                         350,000
  Deferred revenues                                                     201,750
                                                                   ------------
Total current liabilities                                             3,377,574
                                                                   ------------
Long-term liabilities
  Notes payable - Stockholders/Directors                                400,000
  Convertible notes payable, net of debt discount                       804,685
  Amount due Eaglestone (including Series 2 preferred stock)          5,981,082
  Derivative instrument liability                                       400,000
  Other liabilities                                                     216,753
                                                                   ------------
Total long-term liabilities                                           7,802,520
                                                                   ------------

Commitments and contingencies

Capital Deficiency
Preferred stock, par value $.01 per share;
  authorized-5,000,000 shares;  Series 1 Convertible
  Preferred Stock; None issued and outstanding                               --
  Series 2 Preferred Stock; 2,000,000 issued and outstanding                 --
Common stock, par value $.01 per share; authorized-4,000,000,000
  shares; issued  and outstanding-1,095,115,144 shares               10,951,151
Additional paid-in capital                                           15,098,488
Accumulated deficit                                                 (30,159,325)
                                                                   ------------
Total capital deficiency                                             (4,109,686)
                                                                   ------------
Total liabilities and capital deficiency                           $  7,070,408
                                                                   ============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                ----------------------------------
                                                                                    JUNE 30,           JUNE 30,
                                                                                      2007               2006
                                                                                ---------------    ---------------
Revenue
  Royalty income                                                                 $           --    $        10,282
  Contract Research                                                                      19,942             15,203
                                                                                ---------------    ---------------
  Total revenue                                                                          19,942             25,485
                                                                                ---------------    ---------------
Costs and expenses
  General and administrative                                                          1,030,855          1,017,158
  Research and development                                                              443,890            189,540
  Depreciation and amortization                                                         266,885            234,191
                                                                                ---------------    ---------------
Total costs and expenses                                                              1,741,630          1,440,889
                                                                                ---------------    ---------------

Loss from operations before other items                                              (1,721,688)        (1,415,404)

Interest expense including accretion of debt discount of $677,615 in 2007 and
  $200,904 in 2006 and amortization of deferred financing costs of $241,210 in
  2007 and $295,503 in 2006                                                          (1,023,048)          (546,774)
Reduction in derivative instrument liability                                            600,000                 --
Charge related to Eaglestone debt                                                    (1,200,000)                --
                                                                                ---------------    ---------------
Net loss                                                                        $    (3,344,736)   $    (1,962,178)
                                                                                ===============    ===============
Basic and diluted net loss per share attributable to common stockholders        $            --    $          (.04)
                                                                                ===============    ===============
Weighted average number of shares outstanding -
  basic and diluted, (common shares limited to
  authorized shares available through July 5, 2006)                               1,091,120,639         55,000,000
                                                                                ===============    ===============
Proforma basic and diluted net loss per share (assuming sufficient authorized
  shares)                                                                                          $            --
                                                                                                   ===============
Proforma weighted average number of shares outstanding -
  basic and diluted (assuming sufficient authorized shares)                                          1,043,174,828
                                                                                                   ===============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                ----------------------------------
                                                                                    JUNE 30,          JUNE 30,
                                                                                      2007              2006
                                                                                ---------------    ---------------
Revenue
  Royalty income                                                                 $           --    $        17,282
  Contract Research                                                                     106,516             19,278
                                                                                ---------------    ---------------
  Total revenue                                                                         106,516             36,560
                                                                                ---------------    ---------------
Costs and expenses
  General and administrative                                                          2,229,368          6,691,734
  Research and development                                                              756,246            248,248
  Depreciation and amortization                                                         541,641            353,698
                                                                                ---------------    ---------------
Total costs and expenses                                                              3,527,255          7,293,680
                                                                                ---------------    ---------------
Loss from operations before other items                                              (3,420,739)        (7,257,120)

Interest expense including accretion of debt discount of $1,431,715 in 2007 and $304,580 in 2006, amortization of deferred financing costs of $474,666 in
  2007 and $311,173 in 2006 and a charge for beneficial conversion expense of
  none in 2007 and $1,794,375 in 2006                                                (2,100,206)        (2,564,646)
Reduction in derivative instrument liability                                          1,400,000                 --
Charge related to Eaglestone debt                                                    (1,200,000)                --
                                                                                ---------------    ---------------
Net loss                                                                             (5,320,945)        (9,821,766)
Less:  Amount attributable to preferred stock beneficial conversion feature                  --         (1,563,500)
                                                                                ---------------    ---------------
Net loss attributable to common stockholders                                    $    (5,320,945)   $   (11,358,266)
                                                                                ===============    ===============
Basic and diluted net loss per share attributable to common stockholders        $            --    $          (.21)
                                                                                ===============    ===============
Weighted average number of shares outstanding -
  basic and diluted, (common shares limited to
  authorized shares available through July 5, 2006)                               1,083,120,669         55,000,000
                                                                                ===============    ===============
Proforma basic and diluted net loss per share (assuming sufficient authorized
  shares)                                                                                          $          (.01)
                                                                                                   ===============
Proforma weighted average number of shares outstanding -
basic and diluted (assuming sufficient authorized shares)                                              877,249,451
                                                                                                   ===============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF CAPITAL DEFICIENCY
                         SIX MONTHS ENDED JUNE 30, 2007

                                   (unaudited)

                                                  Common Stock                Additional
                                        --------------------------------        Paid-In        Accumulated
                                            Shares            Amount            Capital          Deficit            Total
                                        --------------    --------------    --------------    --------------    --------------
Balances at January 1, 2007              1,064,565,144    $   10,645,651    $   14,098,207    $  (24,838,380)   $      (94,522)

Shares issued as placement agent fee           250,000             2,500            10,000                              12,500
Conversion of notes into common stock       19,600,000           196,000           392,000                            588,,000
Stock based compensation for
  directors and employees                                                          546,066                             546,066
Stock based compensation for
  consultants                                                                       28,816                              28,816

Capital contribution of imputed
  interest on convertible notes                                                     39,399                              39,399

Shares issued as compensation for
  services                                     700,000             7,000            84,000                              91,000

Issuance of common stock in exchange
  for warrants                              10,000,000           100,000          (100,000)

Net Loss                                                                                          (5,320,945)       (5,320,945)
                                        --------------    --------------    --------------    --------------    --------------
Balances at June 30, 2007                1,095,115,144    $   10,951,151    $   15,098,488    $  (30,159,325)   $   (4,109,686)
                                        ==============    ==============    ==============    ==============    ==============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         ----------------------------------
                                                                               2007              2006
                                                                         ---------------    ---------------
Cash flows from operating activities:
    Net loss                                                             $    (5,320,945)   $    (9,821,766)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Beneficial conversion charge                                                  --          1,794,375
        Depreciation and amortization                                            541,641            353,698
        Gain on reduction of derivative instrument liability                  (1,400,000)                --
        Charge related to Eaglestone debt                                      1,200,000                 --
        Stock based compensation charge                                          574,882          4,023,053
        Common stock issued for services                                          91,000                 --
        Imputed  interest charge                                                  39,399             35,250
        Accretion of debt discount                                             1,431,715            374,442
        Amortization of deferred finance costs                                   474,666            311,173
Change in operating assets and liabilities:
        Accounts receivable                                                           --              7,000
        Other receivables                                                         39,781             27,616
        Prepaid expenses and other current assets                                 18,231            (19,758)
        Accounts payable and accrued expenses                                     53,062           (174,218)
        Deferred revenues                                                        201,750                 --
                                                                         ---------------    ---------------
        Net cash used in operating activities                                 (2,054,818)        (3,089,135)
                                                                         ---------------    ---------------
Cash flows from investing activities:
Cost of acquiring Plurion intangibles                                                 --           (178,500)
Additions to property, plant and equipment                                       (53,480)          (160,662)
                                                                         ---------------    ---------------
Net cash used in investing activities                                            (53,480)          (339,162)
                                                                         ---------------    ---------------
Cash flows from financing activities:
    Collection of receivables from 2005 financing                                     --            395,066
    Net proceeds from issuance of Series 1 preferred stock                            --          1,326,700
    Net proceeds from issuance of convertible notes payable                      975,000          1,994,800
    Proceeds from issuance of notes payable                                      350,000                 --
    Proceeds from merger with public shell treated as capital                         --          1,115,922
                                                                         ---------------    ---------------
Net cash provided by financing activities                                      1,325,000          4,832,488
                                                                         ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                            (783,298)         1,404,191

Cash and cash equivalents at beginning of period                                 992,406             65,537
                                                                         ---------------    ---------------
Cash and cash equivalents at end of period                               $       209,108    $     1,469,728
                                                                         ===============    ===============

Noncash investing and financing activities:
Acquisition of Intangibles:
        License and Patent                                                                  $     5,700,000
        Less: Liabilities assumed                                                                   (88,000)
                                                                                            ---------------
                                                                                                  5,612,000
                                                                                            ===============
Exchange of notes and accrued  interest
for Series 1 preferred stock                                                                $     3,611,518
                                                                                            ===============
Conversion of convertible notes for common stock                         $       588,000    $        69,862
                                                                         ===============    ===============
Financing fees paid in common stock                                      $        12,500
                                                                         ===============
Debt discount  recorded in connection with February, 2007 financing      $       500,000
                                                                         ===============

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

         On February 14, 2006, the Company merged with ACT (the "Merger"). Upon the completion of the Merger, the stockholders of ACT controlled approximately 77% of the merged entity. The Merger was accounted for as a reverse purchase with ACT being the accounting acquirer. Immediately prior to the completion of the Merger, ACT acquired from Plurion, Inc. ("Plurion") all of its assets, consisting of a patent and an assignment of its license to certain patents and patent applications in the field of pluripotent stem cells, and assumed certain liabilities of Plurion.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the financial position of Stem Cell Innovations, Inc. and subsidiaries and the results of its operations and cash flows for the periods presented. The results of its operations for the six-month period ended June 30, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2006 included in the Annual Report of Stem Cell Innovations, Inc. on Form 10-KSB filed with the SEC.

         The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $30,159,325 through the period ended June 30, 2007 and has been dependent on funding operations through the issuances of debt and equity securities. At June 30, 2007 cash amounted to approximately $209,000. Management believes that current cash resources will be insufficient to fund its operations through June 30, 2008. Management will attempt to continue to finance the Company's operations by (i) a private or public placement of equity or debt securities, (ii) licensing its human pluripotent stem cells (PluricellsTM),
(iii) increasing sales of its ACTIVTox products, and (iv) reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         Recently Issued Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115," which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company expects to adopt this Statement in the first quarter of 2008 and is assessing SFAS No. 159 and has not yet determined the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 3.  LOSS PER SHARE AND PRO FORMA LOSS PER SHARE

         Basic loss per share has been computed using the weighted average number of shares outstanding. The shares of common stock of ACT, the accounting acquirer, were exchanged for 37,891 shares of Series 1 mandatorily convertible preferred stock of the Company which represented 378,910,706 shares of the Company's common stock upon their mandatory conversion in July 2006. Accordingly, the weighted average number of shares outstanding has been limited to the 55,000,000 shares of common stock authorized for issuance through July 5, 2006. For the three months and six months ended June 30, 2007 and 2006, potential common stock shares are not included in the calculation of loss per share as the effect would be antidilutive. On July 6, 2006, the stockholders of the Company approved increasing the number of shares of common stock which the Company is authorized to issue to 4,000,000,000. As of June 30, 2007, there are 1,095,115,144 shares of common stock outstanding, warrants to purchase an additional 182,967,802 shares of common stock, 25,500,000 issuable upon the exercise of stock options, and 76,404,599 shares of common stock issuable upon conversion of the notes. For the three months and six months ended June 30, 2006, the presentation of proforma loss per share is intended to represent the amounts per share that would have been recognized if the Company had sufficient authorized common stock and had issued common stock in lieu of Series 1 Preferred Stock. The proforma weighted average shares outstanding for the three months and six months ended June 30, 2006 assumes the Company had sufficient authorized common stock to convert all of the Series 1 Preferred Stock and that the conversions took place as of the beginning of the period.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 4.  NOTES PAYABLE AND REDEEMABLE SERIES 2 PREFERRED

         At June 30, 2007, the Company's long term obligations are set forth in the table below.

         Notes payable - Stockholder/Directors
         Interest at the rate of 4% per annum payable at maturity. Notes due
         June 15, 2009, subject to earlier repayment under certain conditions.       $          400,000

         Convertible notes payable, net of debt discount
         $1,692,137 principal amount of non-interest bearing notes, due
         December 31, 2008 and convertible into an aggregate of 56,404,600
         shares of common stock                                                                 804,685

         Amount due Eaglestone
         Composed of (i) the Eaglestone Note, in the principal amount of
         $2,935,000, bearing interest at the rate of 4% per annum and due June
         15, 2009 and (ii) 2,000,000 shares of  Series 2 Preferred Stock,
         mandatorily redeemable on June 15, 2009 for $3,065,000.                              5,981,082
                                                                                     -------------------
                                                                         Total       $        7,185,767

         The Company had the right to repay the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4,782,757. Because the amount due to Eaglestone was not paid by May 14, 2007, in the quarter ending June 30, 2007, the Company recorded a charge to operations of $1,200,000, which is the difference between (i) $4,782,757 and (ii) the face amount of the note and the redemption amount of Series 2 Preferred (which as of March 31, 2007 was $5,982,757). During the six months ended June 30, 2007, the Company recorded $2,986 under the terms of the Accelerated Repayment Amount, which reduced the amount payable under the Eaglestone Note.

         On November 16, 2006, the Company completed a private placement of a convertible secured note and warrants to an accredited investor pursuant to which the Company sold an aggregate of $1,000,000 principal amount of a convertible secured note, bearing interest at the rate of 10% per annum and due November 16, 2007. The convertible secured note is convertible into 10,000,000 shares of common stock and is collateralized by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share. The warrants expire November 16, 2011. The Company valued the warrants as of November 16, 2006, the measurement date, at $1,500,000, utilizing the Black-Scholes option pricing model, assuming (i) an expected dividend yield of 0%, (ii) a risk-free interest rate of 4.69%, (iii) an expected volatility of 172%, and (iv) an expected term of five years. Based upon such valuation, the Company recorded a charge to interest expense of $500,000 and a corresponding liability of $1,500,000 relating to the warrants issued. Therefore, the note was effectively recorded at $0. The value is being accreted back to face value over the term of the note. We incurred placement fees and other legal expenses of approximately $96,000, in connection with this transaction. These costs were recorded as deferred financing costs which are being amortized.

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

         On May 23, 2007, the Company received $100,000 from a stockholder of the Company and issued a note, with interest at the rate of 10% per annum, due May 23, 2008. The Company received an additional $250,000 from the same stockholder during June 2007, which is also due May 23, 2008, with interest at 10% per annum.

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

         At June 30, 2007, the Company had a derivative instrument liability associated with the warrants issued in connection with the November 16, 2006 and February 23, 2007 notes of $400,000 and a change in fair value of the liability of $600,000 and $1,400,000, which was recorded as a reduction in derivative instrument liability for the three months and six months ended June 30, 2007, respectively.

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

         The Company has retained the services of a consultant on a month-to-month basis to aid in business development in Europe. As partial compensation for such services, the Company has issued options to purchase 7,500,000 shares of its common stock, exercisable at a price $.14 per share. 3,750,000 of such options are currently exercisable, 1,875,000 vest on December 14, 2007 and the remaining 1,875,000 vest on December 14, 2008. If the consulting agreement is terminated by either the consultant or the Company, the Consultant will have 30 days to exercise all vested options and any unvested options shall be terminated. Accordingly, the Company recorded a charge of $6,176 and $28,816 associated with the estimated fair value of such options for the three-month and six-month period ended June 30, 2007, respectively. The estimated fair value of such options was determined utilizing the Black-Scholes option pricing model, assuming (i) an expected dividend yield of 0%, (ii) a risk-free interest rate of 4.97%, (iii) an expected volatility of 179%, and (iv) an expected term of 4.46 years. The Company will remeasure the fair value of the options based on changes in the market price of its common stock at the end of each quarter.

         During the six months ended June 30, 2007, the Company recognized $574,882 (which included $28,816 of stock-based compensation expense in connection with the issuance of non-qualified stock options to a consultant) of stock-based compensation expense under the fair value method in accordance with SFAS 123R. All of the compensation expense resulted from the issuance of stock options. As of June 30, 2007, the Company had only non-qualified stock options outstanding.

         The stock options were granted with an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, vest over a period up to three years, and expire five years from the date of grant.

         Summarized information for the Company's non-qualified stock options is as follows:

                                                    Weighted      Weighted
                                      Number        average        average       Aggregate
                                        of          exercise      remaining      intrinsic
                                      options        price          years          value
                                   ------------   ------------   ------------   ------------
Outstanding at December 31, 2006     25,500,000   $        .17           4.90   $          0

Outstanding at June 30, 2007         25,500,000            .17           4.40   $          0
                                   ============
Vested and expected to vest          25,500,000            .17           4.40   $          0
                                   ============
Exercisable at June 30, 2007         10,875,000            .17           4.39   $          0
                                   ============

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

         The Company did not grant any stock options during the six months ended June 30, 2007.

         As of June 30, 2007, the Company had $1,681,478 of unrecognized compensation related to the unvested portion of outstanding stock options issued to employees expected to be recognized through November 2009.

         The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of June 30, 2007, the Company anticipates all outstanding options will vest.

         A summary of the status of the Company's nonvested non-qualified stock options as of December 31, 2006, and changes during the six months ended June 30, 2007, is presented below:

                                                       Weighted
                                                       Average
                                      Number of       Grant-Date
                                       Options        Fair Value
                                     ----------       ----------
Nonvested at December 31, 2006       17,250,000       $      .16
      Options granted                        --               --
      Options vested                  2,625,000       $      .20
      Options forfeited                      --               --
                                     ----------
Nonvested at June 30, 2007           14,625,000       $      .15

NOTE 7.  RELATED PARTY TRANSACTIONS

Consulting Agreement

         The Company has a consulting arrangement with the Chairman of the Board of the Company, which provides for a monthly consulting fee of $10,000 and a 3% success fee on corporate transactions other than sales of products in the ordinary course of business. Either party can terminate the consulting arrangement on 30 days notice. During the six months ended June 30, 2007 and 2006, the Company paid the Chairman $60,000 and $60,000, respectively. In addition, in connection with the acquisition of Plurion's assets by the Company, he received, in March 2006, a fee of $171,000 which has been included in the cost of the acquisition.

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

Loan from Stockholder

            During the quarter ended June 30, 2007, the Company received $350,000 from a stockholder of the Company and issued a note, with interest at the rate of 10% per annum, due May 23, 2008. The Company received an additional $150,000 from the same stockholder after the end of the quarter ended June 30, 2007, on the same terms.

NOTE 8.  WARRANTS

         At June 30, 2007, the Company had warrants outstanding to purchase an aggregate of 182,967,802 shares of common stock. The following table sets forth the warrants outstanding by exercise price and expiration date:

Number of Shares Issuable upon Exercise   Exercise Price    Expiration Date
---------------------------------------   --------------    ----------------
              22,950,000                  $          .01          July, 2007*
              13,045,000                  $          .03          July, 2011**
             126,972,802                  $          .06          July, 2011**
              10,000,000                  $          .12      November, 2011***
              10,000,000                  $          .12      February, 2012****
             -----------
             182,967,802

--------------
         *        In earlier  periods  the Company  issued  warrants to purchase
                  51,000,000 shares in connection with a convertible note financing. During the year ended December 31, 2006, stockholders exercised such warrants to purchase 28,050,000 shares, on a cashless basis and received 26,758,445 shares of common stock. The remaining warrants expired unexercised in July, 2007.

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

NOTE 9.  RESEARCH AGREEMENTS

         In December 2006, the Company entered into an agreement with Biofocus Discovery Limited pursuant to which the Company will provide human motor neurons made utilizing our proprietary Pluricell technology. The Company received
(euro)100,000 (approximately $135,000) in the first quarter of 2007, which was recorded as deferred revenues on the June 30, 2007 consolidated condensed balance sheet, and is eligible to receive an additional (euro)350,000 (approximately $472,000) upon the completion of certain agreed upon milestones.

         In June 2007, the Company entered into an agreement with the High Q Foundation pursuant to which the Company will provide medium spiny neurons made utilizing our proprietary Pluricell technology. The Company received $67,000 in the second quarter of 2007, which was recorded as deferred revenues on the June 30, 2007 consolidated condensed balance sheet, and is eligible to receive an additional $1,005,000 upon the completion of certain agreed upon milestones.

NOTE 10.  TERMINATION OF ROYALTY RIGHTS

         In March 2003, the Company sold to Hemispherx Biopharma, Inc. all of its inventory related to ALFERON N Injection and a license to sell ALFERON N Injection. In connection with the sale, the Company continued to receive a royalty on products containing natural alpha interferon. On July 26, 2006, the Company terminated its royalty right in exchange for 250,000 shares of Hemispherx Biopharma common stock. The Company recognized income of $620,000 in the quarter ended September 30, 2006, based on the fair value of the Hemispherx Biopharma common stock received on the sale of the royalty right. During the period from August through October, 2006, the Company sold the 250,000 shares of the Hemispherx Biopharma common stock and realized net proceeds of $536,000 and recorded a loss of $83,719.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 11. PROPOSED TRANSACTION WITH PLURISTEM LIFE SYSTEMS, INC. AND PLURISTEM, LTD.

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

OVERVIEW

         Stem Cell Innovations, Inc. (the "Company") through its wholly owned subsidiaries, Amphioxus Cell Technologies, Inc. ("ACT"), which is based in
Houston, Texas, and Stem Cell Innovations BV, which is based in Leiden, Netherlands, is a cell biology company. We have an ongoing business relating to the use of our C3A human liver cell line in the field of drug discovery and toxicology testing. We have not yet developed any substantial market for our primary products. Our principal revenues have been contract research and testing and consulting services for other companies, which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market our drug discovery and toxicology testing and other products. We intend to attempt to develop our C3A human liver cell line for the production of human serum proteins, including the clotting factors, Factor VIII and Factor IX, used by hemophiliacs to allow their blood to clot. In addition, we intend to broaden the application of our expertise into the area of pluripotent cell biology. Our acquisition of Plurion's assets consisted substantially of fundamental intellectual property applicable to the development and use of human pluripotent cells, often referred to as embryonic stem or germ cells. We are in the process of developing differentiated cell lines from our proprietary human pluripotent cells, adding to the cell types that may be used as a screen for drug discovery and toxicity, as well as for cellular replacement therapy. In December 2006, we entered into an agreement with Biofocus Discovery Limited pursuant to which we would provide human motor neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Amyotrophic Lateral Sclerosis. We received (euro)100,000 (approximately $135,000) in the first quarter of 2007 and are eligible to receive an additional (euro)350,000 (approximately $472,000) upon the completion of certain agreed upon milestones. In June 2007, we entered into an agreement with the High Q Foundation pursuant to which we will provide medium spiny neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Huntington Disease. We received $67,000 in the second quarter of 2007 and are eligible to receive an additional $1,005,000 upon the completion of certain agreed upon milestones.

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

         The operations of the Company include the historical operations of ACT and the operations of ISI from February 15, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended June 30, 2007, the Company received $350,000 from a stockholder of the Company and issued a note, with interest at the rate of 10% per annum, due May 23, 2008. The Company received an additional $150,000 from the same stockholder after the end of the quarter ended June 30, 2007, on the same terms. See Note 4 of Notes to Consolidated Condensed Financial Statements.

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

         At June 30, 2007, the Company had approximately $209,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments. Management believes that current cash resources will be insufficient to fund its operations for the next twelve months. Management is attempting to continue to finance the Company's operations by (i) a private or public placement of equity or debt securities, (ii) licensing its human pluripotent stem cells (PluricellsTM),
(iii) increasing sales of its ACTIVTox products, and (iv) reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. Insufficient funds will require the Company to curtail or terminate its activities. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 2007 VERSUS SIX MONTHS ENDED JUNE 30, 2006

         For the six months ended June 30, 2007 (the "2007 Period") and June 30, 2006 (the "2006 Period"), the Company recorded total revenue of $106,516 and $36,560, respectively. For the 2007 Period, the increase in total revenues was primarily due to contract research.

         General and administrative expenses consist primarily of (i) salaries and wages, (ii) legal, professional and consulting fees, and (iii) equity-based compensation. For the 2007 Period, general and administrative expenses were $2,229,368 as compared to $6,691,734 for the 2006 Period. The 2007 Period included a recovery of $125,000 related to a loan written off in an earlier year. The 2006 Period expenses include (i) equity-based compensation charges of $3,995,000, and (ii) expenses of $892,508 of expenses related to the Merger.

         Research and development expenses for the 2007 Period were $756,246 as compared to $248,248 in the 2006 Period. The research and development incurred in the 2007 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2007 Period was due to the substantially improved liquidity of the Company.

         Interest expense for the 2007 Period was $2,100,206 as compared to $2,564,646 for the 2006 Period. The 2006 Period included $1,794,375 related to the beneficial conversion feature of the notes of the Company which were exchanged for Series 1 Preferred and Warrants. The 2007 Period included (i) accretion of debt discount in the amount of $1,431,715 related to the notes payable and (ii) the amortization of deferred financing costs of $474,666.

         During the 2007 Period, the Company recorded a reduction in the fair value of the derivative instrument liability of $1,400,000.

         During the 2007 Period, the Company recorded a charge related to the Eaglestone debt of $1,200,000.

         Depreciation and amortization for the 2007 Period was $541,641 as compared to $353,698 for the 2006 Period. The increase in the 2007 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         As a result of the foregoing, the Company incurred a net loss of $5,320,945 for the 2007 Period as compared to a net loss of $9,821,766.

         THREE  MONTHS  ENDED JUNE 30, 2007 VERSUS  THREE  MONTHS ENDED JUNE 30,
2006

         For the three months ended June 30, 2007 (the "2007 Period") and June 30, 2006 (the "2006 Period"), the Company recorded total revenue of $19,942 and $25,485, respectively. For the 2006 Period, the total revenues included royalty income of $10,282. See Note 10 of Notes to Consolidated Condensed Financial Statements.

         General and administrative expenses consist primarily of (i) salaries and wages, (ii) legal, professional and consulting fees, and (iii) equity-based compensation. For the 2007 Period, general and administrative expenses were $1,030,855 as compared to $1,017,158 for the 2006 Period. The 2007 Period also included a recovery of $125,000 related to a loan written off in an earlier year.

         Research and development expenses for the 2007 Period were $443,890 as compared to $189,540 in the 2006 Period. The research and development incurred in the 2007 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2007 Period was due to the substantially improved liquidity of the Company.

         Interest expense for the 2007 Period was $1,023,048 as compared to $546,774 for the 2006 Period. The 2007 Period included (i) accretion of debt discount in the amount of $677,615 related to the notes payable and (ii) the amortization of deferred financing costs of $241,210.

         During the 2007 Period, the Company recorded a reduction in the fair value of the derivative instrument liability of $600,000.

         During the 2007 Period, the Company recorded a charge related to the Eaglestone debt of $1,200,000.

         Depreciation and amortization for the 2007 Period was $266,885 as compared to $234,191 for the 2006 Period. The increase in the 2007 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

         As a result of the foregoing, the Company incurred a net loss of $3,344,736 for the 2007 Period as compared to a net loss of $1,962,178.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

CAUTIONARY STATEMENTS

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

         Except for the historical information presented in this document, including financial information for the six months ended June 30, 2007 and June 30, 2006, this Quarterly Report on Form 10-QSB, including the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and documents and information incorporated by reference into this Quarterly Report on Form 10-QSB contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  On June 28, 2007, the Company received a comment letter from the Securities and Exchange Commission. The sole comment in the letter related to the Company's accounting with respect to its obligations due to Eaglestone Investment Partners, L.P. See Note 4 of Notes to Consolidated Condensed Financial Statements. The Company carried the $6 million of obligations due to Eaglestone in July 2009 at $4.8 million, which was the amount at which the Company had the right to defease such obligations prior to May 14, 2007 and disclosed the consequences to not repaying the obligations prior to May 14, 2007. The Company has responded to the comment letter.

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

                                  June 30, 2007

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                     STEM CELL INNOVATIONS, INC.


DATE:  August 14, 2007                               By: /s/ Dr. James H. Kelly
                                                         -----------------------
                                                         Chief Executive
                                                         and Chief Financial
                                                         Officer