Form 10QSB
period 2007-09-30
STEM CELL INNOVATIONS, INC.
filed 2007-11-14
CIK 351532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter ended September 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ________________

      Commission File Number: 0-10379

                           STEM CELL INNOVATIONS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                             22-2313648
----------------------------------------------------        --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1812 Front Street, Scotch Plains, New Jersey                               07076
----------------------------------------------------        --------------------
(Address of principal executive offices)                              (Zip code)

(908) 663-2150
---------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of October 31, 2007.

                        Common Stock     1,095,115,144 shares

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)
           Consolidated Condensed Balance Sheet - September 30, 2007          3

           Consolidated Condensed Statements of Operations - Three Months
           and Nine Months Ended September 30, 2007 and 2006                  4

           Consolidated Condensed Statement of Capital Deficiency - Nine
           Months Ended September 30, 2007                                    6

           Consolidated Condensed Statements of Cash Flows - Nine Months
           Ended September 30, 2007 and 2006                                  7

           Notes to Consolidated Condensed Financial Statements               8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          18

Item 3.    Controls and Procedures                                            23

Part II.   Other Information                                                  24

Item 1.    Legal Proceedings                                                  25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        24

Item 3.    Defaults on Senior Securities                                      24

Item 4.    Submission of Matters to a Vote of Security Holders                24

Item 5.    Other Information                                                  24

Item 6.    Exhibits and Reports on Form 8-K                                   24

Item. 1    Financial Statements

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                               September 30,
                                                                    2007
                                                                (Unaudited)
                                                             ------------------

ASSETS (Note 4)
Current assets
   Cash and cash equivalents                                 $           54,640
   Other receivables                                                     84,239
   Prepaid expenses and other current assets                             36,813
                                                             ------------------
Total current assets                                                    175,692
                                                             ------------------

Property, plant and equipment, net                                      728,484
Deferred finance costs, net                                           1,034,886
Other assets                                                              9,879
                                                             ------------------
Total assets                                                 $        1,948,941
                                                             ==================
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
   Accounts payable and accrued expenses                     $        1,815,761
   Convertible notes payable, net of debt discount                    1,786,654
   Notes payable to stockholder                                         700,000
   Deferred revenues                                                    362,254
                                                             ------------------
Total current liabilities                                             4,664,669
                                                             ------------------
Long-term liabilities
   Notes payable - Stockholders/Directors                               400,000
   Convertible notes payable, net of debt discount                      952,594
   Amount due Eaglestone (including Series 2 preferred stock)         5,982,757
   Derivative instrument liability                                      200,000
   Other liabilities                                                    216,753
                                                             ------------------
Total long-term liabilities                                           7,752,104
                                                             ------------------
Commitments and contingencies

Capital Deficiency
Preferred stock, par value $.01 per share;
   authorized-5,000,000 shares;  Series 1 Convertible
   Preferred Stock; None issued and outstanding                              --
   Series 2 Preferred Stock; 2,000,000 issued and
   outstanding                                                               --
Common stock, par value $.01 per share;
authorized-4,000,000,000 shares; issued  and
outstanding-1,095,115,144 shares                                     10,951,151
Additional paid-in capital                                           15,165,971
Accumulated deficit                                                 (36,584,954)
                                                             ------------------
Total capital deficiency                                            (10,467,832)
                                                             ------------------
Total liabilities and capital deficiency                     $        1,948,941
                                                             ==================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                     -----------------------------------
                                                                                       September 30,      September 30,
                                                                                           2007               2006
                                                                                     -----------------------------------
Revenue
   Royalty income                                                                    $             --   $             --
   Contract Research                                                                           66,965              6,090
   License Fees                                                                                    --             10,000
                                                                                     ----------------   ----------------
   Total revenue                                                                               66,965             16,090
                                                                                     ----------------   ----------------

Costs and expenses
   General and administrative                                                                 657,903          1,144,581
   Research and development                                                                   384,621            122,620
   Depreciation and amortization                                                              277,880            260,826
                                                                                     ----------------   ----------------
Total costs and expenses                                                                    1,320,404          1,528,027
                                                                                     ----------------   ----------------

Loss from operations before other items                                                    (1,253,439)        (1,511,937)

Interest expense including accretion of debt discount of $570,841 in 2007 and                (926,575)          (461,111)
   $197,556 in 2006 and amortization of deferred financing costs of $241,351 in 2007 and $207,449 in 2006
Gain on sale of royalty rights                                                                     --            620,000
Loss on sale of securities                                                                         --            (83,719)
Reduction in derivative instrument liability                                                  200,000                 --
Loss on impairment of acquired intangibles                                                 (4,445,615)                --
                                                                                     ----------------   ----------------
Net loss                                                                             $     (6,425,629)  $     (1,436,767)
                                                                                     ================   ================

Basic and diluted net loss per share attributable to common stockholders             $           (.01)  $             --
                                                                                     ================   ================
Weigthed average number of shares outstanding -
   basic and diluted, (common shares limited to
   authorized shares available through July 5, 2006)                                    1,095,115,144        982,076,169
                                                                                     ================   ================

Proforma basic and diluted net loss per share (assuming sufficient authorized
   shares)                                                                                              $             --
                                                                                                        ================
Proforma weighted average number of shares outstanding -
   basic and diluted (assuming sufficient authorized shares)                                               1,046,612,476
                                                                                                        ================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                     -----------------------------------
                                                                                       September 30,      September 30,
                                                                                           2007               2006
                                                                                     -----------------------------------
Revenue
   Royalty income                                                                    $             --   $         17,282
   Contract Research                                                                          173,481             25,368
   License Fees                                                                                    --             10,000
                                                                                     ----------------   ----------------
   Total revenue                                                                              173,481             52,650
                                                                                     ----------------   ----------------

Costs and expenses
   General and administrative                                                               2,887,271          7,836,315
   Research and development                                                                 1,140,867            370,868
   Depreciation and amortization                                                              819,521            614,524
                                                                                     ----------------   ----------------
Total costs and expenses                                                                    4,847,659          8,821,707
                                                                                     ----------------   ----------------

Loss from operations before other items                                                    (4,674,178)        (8,769,057)

Interest expense including accretion of debt discount of $2,002,556 in 2007 and            (3,026,781)        (3,025,757)
   $502,136 in 2006, amortization of deferred financing costs of $716,017 in
   2007 and $518,622 in 2006 and a charge for beneficial conversion expense of nil in 2007 and $1,794,375 in 2006
Gain on sale of royalty rights                                                                     --            620,000
Loss on sale of securities                                                                         --            (83,719)
Reduction in derivative instrument liability                                                1,600,000                 --
Charge related to Eaglestone debt                                                          (1,200,000)                --
Loss on impairment of acquired intangibles                                                 (4,445,615)                --
                                                                                     ----------------   ----------------

Net loss                                                                                  (11,746,574)       (11,258,533)
Less: Amount attributable to preferred stock beneficial conversion feature                         --         (1,563,500)
                                                                                     ----------------   ----------------
Net loss attributable to common stockholders                                         $    (11,746,574)  $    (12,822,033)
                                                                                     ================   ================

Basic and diluted net loss per share attributable to common stockholders             $           (.01)  $           (.03)
                                                                                     ================   ================

Weighted average number of shares outstanding -
   basic and diluted, (common shares limited to authorized shares available
   through July 5, 2006)                                                                1,087,162,763        367,421,273
                                                                                     ================   ================

Proforma basic and diluted net loss per share (assuming sufficient authorized
   shares)                                                                                              $           (.01)
                                                                                                        ================

Proforma weighted average number of shares outstanding - basic and diluted
   (assuming sufficient authorized shares)                                                                   934,324,170
                                                                                                        ================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  Stem Cell Innovations, Inc. and Subsidiaries
             Consolidated Condensed Statement of Capital Deficiency
                      Nine Months Ended September 30, 2007

                                   (unaudited)

                                                     Common Stock              Additional
                                             -----------------------------      Paid-In        Accumulated
                                                 Shares         Amount          Capital          Deficit          Total
                                             -------------   -------------   --------------   -------------   -------------
Balances at January 1, 2007                  1,064,565,144   $  10,645,651   $   14,098,207   $ (24,838,380)  $     (94,522)

Shares issued as placement agent fee               250,000           2,500           10,000                          12,500
Conversion of notes into common stock           19,600,000         196,000          392,000                        588,,000
Stock based compensation for directors and
  employees                                                                         620,617                         620,617
Stock based compensation for consultants                                              4,688                           4,688
Capital contribution of imputed interest
  on convertible notes                                                               56,459                          56,459
Shares issued as compensation for services         700,000           7,000           84,000                          91,000
Issuance of common stock in exchange for
  warrants                                      10,000,000         100,000         (100,000)
Net Loss                                                                                        (11,746,574)    (11,746,574)
                                             -------------   -------------   --------------   -------------   -------------

Balances at September 30, 2007               1,095,115,144   $  10,951,151   $   15,165,971   $ (36,584,954)  $ (10,467,832)
                                             =============   =============   ==============   =============   =============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,

                                                                      2007            2006
                                                                  -------------   -------------
Cash flows from operating activities:
   Net loss                                                       $ (11,746,574)  $ (11,258,533)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Beneficial conversion charge                                           --       1,794,375
      Depreciation and amortization                                     819,521         614,525
      Sale of royalty right for marketable securities                        --        (620,000)
      Realized loss on sale of marketable securities                         --          83,719
      Gain on reduction of derivative instrument liability           (1,600,000)             --
      Charge related to Eaglestone debt                               1,200,000              --
      Loss on impairment of acquired intangibles                      4,445,615              --
      Stock based compensation charge                                   625,305       4,159,043
      Common stock issued for services                                   91,000              --
      Imputed interest charge                                            56,459         127,913
      Accretion of debt discount                                      2,002,556         502,136
      Amortization of deferred finance costs                            716,017         518,622
Change in operating assets and liabilities:
      Accounts receivable                                                    --           7,000
      Other receivables                                                  46,816         (89,547)
      Prepaid expenses and other current assets                          53,776         (30,553)
      Accounts payable and accrued expenses                             409,707         306,647
      Deferred revenues                                                 362,254              --
                                                                  -------------   -------------

      Net cash used in operating activities                          (2,517,548)     (3,884,653)
                                                                  -------------   -------------
Cash flows from investing activities:
Proceeds from sale of marketable securities                                  --         525,939
Cost of acquiring Plurion intangibles                                        --        (178,500)
Additions to property, plant and equipment                              (95,218)       (532,711)
                                                                  -------------   -------------

Net cash used in investing activities                                   (95,218)       (185,272)
                                                                  -------------   -------------

Cash flows from financing activities:
  Collection of receivables from 2005 financing                              --         395,066
  Net proceeds from issuance of Series 1 preferred stock                     --       1,326,700
  Net proceeds from issuance of convertible notes payable               975,000       1,994,800
  Proceeds from issuance of notes payable                               700,000              --
  Partial repayment of Eaglestone note                                       --         (15,932)
  Proceeds from merger with public shell treated as capital                  --       1,115,922
                                                                  -------------   -------------

Net cash provided by financing activities                             1,675,000       4,816,556
                                                                  -------------   -------------

Net (decrease) increase in cash and cash equivalents                   (937,766)        746,631

Cash and cash equivalents at beginning of period                        992,406          65,537
                                                                  -------------   -------------

Cash and cash equivalents at end of period                        $      54,640   $     812,168
                                                                  =============   =============

Noncash investing and financing activities:
Acquisition of Intangibles:
      License and Patent                                                          $   5,700,000
      Less: Liabilities assumed                                                         (88,000)
                                                                                  -------------

                                                                                      5,612,000
                                                                                  =============
Exchange of notes and accrued interest for Series 1 preferred
  stock                                                                           $   3,611,518
                                                                                  =============

Conversion of convertible notes for common stock                  $     588,000   $      69,862
                                                                  =============   =============
Financing fees paid in common stock                               $      12,500
                                                                  =============
Debt discount recorded in connection with February, 2007
  financing                                                       $     500,000
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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying statements include all adjustments (consisting of normal items) that are considered necessary for a fair presentation of the consolidated financial position of Stem Cell Innovations, Inc. and subsidiaries and the results of operations and consolidated cash flows for the periods presented. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2006 included in the Annual Report of Stem Cell Innovations, Inc. on Form 10-KSB filed with the SEC.

      The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of approximately $37 million through the period ended September 30, 2007 and has been dependent on funding operations through the issuances of debt and equity securities. At September 30, 2007 cash amounted to approximately $55,000. Management believes that current cash resources will be insufficient to fund its operations through September 30, 2008. Management will attempt to continue to finance the Company's operations by (i) a private or public placement of equity or debt securities, (ii) licensing its human pluripotent stem cells (PluricellsTM), (iii) increasing sales of its ACTIVTox products, and (iv) reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      Acquired intangibles - The license and patent purchased from Plurion, were stated at cost and being amortized using the straight-line method over their estimated remaining useful lives (approximately six years) of the patents. As of September 30, 2007, the Company reviewed its acquired intangibles for impairment and determined they were impaired. See Note 12.

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

Note 3.     Loss Per Share and Pro forma Loss Per Share

      Basic loss per share has been computed using the weighted average number of shares outstanding. The shares of common stock of ACT, the accounting acquirer, were exchanged for 37,891 shares of Series 1 mandatorily convertible preferred stock of the Company which represented 378,910,706 shares of the Company's common stock upon their mandatory conversion in July 2006. Accordingly, the weighted average number of shares outstanding has been limited to the 55,000,000

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

shares of common stock authorized for issuance through July 5, 2006. For the three months and nine months ended September 30, 2007 and 2006, potential common stock shares are not included in the calculation of loss per share as the effect would be antidilutive. On July 6, 2006, the stockholders of the Company approved increasing the number of shares of common stock which the Company is authorized to issue to 4,000,000,000. As of September 30, 2007, there are 1,095,115,144 shares of common stock outstanding, warrants to purchase an additional 160,017,802 shares of common stock, 25,500,000 issuable upon the exercise of stock options, and 76,404,599 shares of common stock issuable upon conversion of the notes. For the three months and nine months ended September 30, 2006, the presentation of proforma loss per share is intended to represent the amounts per share that would have been recognized if the Company had sufficient authorized common stock and had issued common stock in lieu of Series 1 Preferred Stock. The proforma weighted average shares outstanding for the three months and nine months ended September 30, 2006 assumes the Company had sufficient authorized common stock to convert all of the Series 1 Preferred Stock and that the conversions took place as of the beginning of the period.

Note 4.     Notes Payable and Redeemable Series 2 Preferred

      At September 30, 2007, the Company's long term obligations are set forth in the table below.

Notes payable - Stockholder/Directors
Interest at the rate of 4% per annum payable at maturity. Notes due
June 15, 2009, subject to earlier repayment under certain conditions.     $    400,000

Convertible notes payable, net of debt discount
$1,692,137 principal amount of non-interest bearing notes, due December
31, 2008 and convertible into an aggregate of 56,404,600 shares of
common stock                                                                   952,594

Amount due Eaglestone
Composed of (i) the Eaglestone Note, in the principal amount of
$2,935,000, bearing interest at the rate of 4% per annum and due June
15, 2009 and (ii) 2,000,000 shares of  Series 2 Preferred Stock,
mandatorily redeemable on June 15, 2009 for $3,065,000.                      5,982,757
                                                                          ------------
                                                                  Total   $  7,335,351

      The Company had the right to repay the Eaglestone Note and the Series 2 Preferred at any time prior to May 14, 2007 for $4,782,757. Because the amount due to Eaglestone was not paid by May 14, 2007, in the quarter ending June 30, 2007, the Company recorded a charge to operations of $1,200,000, which is the difference between (i) $4,782,757 and (ii) the face amount of the note and the redemption amount of Series 2 Preferred (which as of March 31, 2007 was $5,982,757). During the nine months ended September 30, 2007, the Company recorded $1,311 under the terms of the Accelerated Repayment Amount, which reduced the amount payable under the Eaglestone Note.

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

      At September 30, 2007, the Company had a derivative instrument liability associated with the warrants issued in connection with the November 16, 2006 and February 23, 2007 notes of $200,000 and a change in fair value of the liability of $200,000 and $1,600,000, which was recorded as a reduction in derivative instrument liability for the three months and nine months ended September 30, 2007, respectively.

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

      The Company has retained the services of a consultant on a month-to-month basis to aid in business development in Europe. As partial compensation for such services, the Company has issued options to purchase 7,500,000 shares of its common stock, exercisable at a price $.14 per share. 3,750,000 of such options are currently exercisable, 1,875,000 vest on December 14, 2007 and the remaining 1,875,000 vest on December 14, 2008. If the consulting agreement is terminated by either the consultant or the Company, the Consultant will have 30 days to exercise all vested options and any unvested options shall be terminated. The Company recorded a charge of $4,688 associated with the estimated fair value of such options for the nine-month period ended September 30, 2007. The estimated fair value of such options was determined utilizing the Black-Scholes option pricing model, assuming (i) an expected dividend yield of 0%, (ii) a risk-free interest rate of 4.26%, (iii) an expected volatility of 200%, and (iv) an expected term of 4.21 years. The Company will remeasure the fair value of the options based on changes in the market price of its common stock at the end of each quarter.

      During the nine months ended September 30, 2007, the Company recognized $625,305 (which included $4,688 of stock-based compensation expense in connection with the issuance of non-qualified stock options to a consultant) of stock-based compensation expense under the fair value method in accordance with SFAS 123R. All of the compensation expense resulted from the issuance of stock options. As of September 30, 2007, the Company had only non-qualified stock options outstanding.

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

      Summarized information for the Company's non-qualified stock options is as follows:

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                   Weighted    Weighted
                                        Number     average     average    Aggregate
                                          of       exercise   remaining   intrinsic
                                       options      price       years       value
                                      ----------   --------   ---------   ---------
Outstanding at December 31, 2006      25,500,000   $    .17        4.90   $       0
Forfeited                             (5,625,000)       .14        4.21           0
Outstanding at September 30, 2007     19,875,000        .18        4.13   $       0
                                      ==========

Vested and expected to vest           19,875,000        .18        4.13   $       0
                                      ==========
Exercisable at September 30, 2007     10,875,000        .17        4.14   $       0
                                      ==========

      The Company did not grant any stock options during the nine months ended September 30, 2007.

      As of September 30, 2007, the Company had $875,677 of unrecognized compensation related to the unvested portion of outstanding stock options issued to employees expected to be recognized through November 2009.

      The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of September 30, 2007, the Company anticipates 19,875,000 options will vest.

      A summary of the status of the Company's nonvested non-qualified stock options as of December 31, 2006, and changes during the nine months ended September 30, 2007, is presented below:

                                                  Weighted
                                                   Average
                                   Number of    Grant-Date
                                     Options    Fair Value

Nonvested at December 31, 2006    17,250,000          $.16
      Options granted                     --            --
      Options vested               2,625,000          $.20
      Options forfeited            5,625,000          $.13
                                  ----------
Nonvested at September 30, 2007    9,000,000          $.17

Note 7. Related Party Transactions

Consulting Agreement

      The Company has a consulting arrangement with the Chairman of the Board of the Company, which provides for a monthly consulting fee of $10,000 and a 3% success fee on corporate transactions other than sales of products in the ordinary course of business. Either party can terminate the consulting arrangement on 30 days notice. During the nine months ended September 30, 2007 and 2006, the Company recorded fees to the Chairman of $90,000 and $90,000, respectively. In addition, in

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

connection with the acquisition of Plurion's assets by the Company, he received, in March 2006, a fee of $171,000 which has been included in the cost of the acquisition.

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

Loan from Stockholder

      During the nine months ended September 30, 2007, the Company received $700,000 from a stockholder of the Company and issued a note, with interest at the rate of 10% per annum, due May 23, 2008. The Company received an additional $87,500 from the same stockholder after the end of the quarter ended September 30, 2007, on the same terms.

Note 8. Warrants

      At September 30, 2007, the Company had warrants outstanding to purchase an aggregate of 160,017,802 shares of common stock. The following table sets forth the warrants outstanding by exercise price and expiration date:

Number of Shares Issuable upon Exercise   Exercise Price   Expiration Date
---------------------------------------   --------------   ---------------

              13,045,000                      $.03         July, 2011*
             126,972,802                      $.06         July, 2011*
              10,000,000                      $.12         November, 2011**
              10,000,000                      $.12         February, 2012***
             -----------
             160,017,802

----------

      * Includes 120,450,302 warrants exercisable at $.06 per share issued in February 2006, in connection with the private offerings of convertible securities. Also includes 13,045,000

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

            warrants exercisable at $.03 per share and 6,522,500 warrants exercisable at $.06 per share which were issued to the placement agent in connection with the notes issued in a private placement. The warrants were valued at an aggregate of $1,995,885 and are being amortized as interest expense over the term of the notes. The warrants were valued using the Black Scholes option pricing model, based upon the closing price of the common stock on the date of issue and assuming a volatility of 145%, a risk-free rate of 4.57% and an expected term of five years. The warrants can be exercised on a cashless exercise basis.

      ** Includes warrants exercisable at $.12 per share issued in November 2006, in connection with the issuance of the convertible secured note. The warrants can be exercised on a cashless exercise basis. See Note 5.

      *** Includes warrants exercisable at $.12 per share issued in February 2007, in connection with the issuance of the convertible secured note. The warrants can be exercised on a cashless exercise basis. See Note 5.

Note 9. Research Agreements

      In December 2006, the Company entered into an agreement with Biofocus Discovery Limited pursuant to which the Company will provide human motor neurons made utilizing our proprietary Pluricell technology. The Company received
(euro)100,000 (approximately $134,000) in the first quarter of 2007, which was recorded as deferred revenues on the September 30, 2007 consolidated condensed balance sheet, and is eligible to receive an additional (euro)350,000 (approximately $500,000) upon the completion of certain agreed upon milestones.

      In June 2007, the Company entered into an agreement with the High Q Foundation pursuant to which the Company will provide medium spiny neurons made utilizing our proprietary Pluricell technology. The Company received $227,800 through September 30, 2007, which was recorded as deferred revenues on the September 30, 2007 consolidated condensed balance sheet, and is eligible to receive an additional $844,200 upon the completion of certain agreed upon milestones.

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

                  STEM CELL INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 11. Proposed Transaction with Pluristem Life Systems, Inc. and Pluristem, Ltd.

      On February 21, 2007, the Company entered into a letter agreement with Pluristem Life Systems, Inc. ("PLS") and its wholly owned subsidiary, Pluristem Ltd. for a proposed transaction pursuant to which the Company agreed to issue to PLS 27,000,000 shares of the Company's common stock in exchange for 66,000,000 shares of PLS common stock (representing approximately 7% of the PLS common stock) and warrants to purchase an additional 66,000,000 shares of PLS common stock at a price of $.03 per share. The common stock of PLS is traded in the over-the-counter market and quoted on the Bulletin Board under the symbol PLRS.OB. In addition, the Company has agreed to license certain technology of Pluristem Ltd. for an upfront license fee of 23,000,000 shares of the Company's common stock and the obligation to make certain milestone payments and pay certain royalties. The Chairman of the Board of the Company, who owns approximately 8% of the Company's common stock, is also the Co-Chairman of the PLS Board of Directors.

      This letter agreement is intended to be binding but does not contain all the terms which will be included in the definitive agreements. The Company is in the process of finalizing the definitive agreements related to these transactions.

Note 12. Impairment of Acquired Intangibles.

      Acquired intangibles consist of the license and patent purchased from Plurion, were stated at cost and being amortized using the straight-line method over the estimated remaining useful lives (approximately six years) of the patents. During the quarter ended September 30, 2007, the Company reviewed its acquired intangibles for impairment as changes in circumstances indicated that the carrying amount of the intangibles may not be recoverable. Recoverability of intangibles to be held and used was measured by a comparison of the carrying amount of the intangibles to future net cash flows expected to be generated by the intangibles. Such intangibles were considered to be impaired and the impairment recognized was measured by the amount by which the carrying amount of the intangibles exceeded the estimated fair value of the intangibles. Intangibles to be disposed of are reported at the lower of the carrying amount or estimated fair value less cost to sell.

      The Company performed the impairment test required by SFAS No. 142. An evaluation of the Company's acquired intangibles indicated that the entire amount of the acquired intangibles were impaired as of September 30, 2007. Accordingly, the Company recorded an impairment charge of $4,445,615 in the third quarter of 2007, which is included in the consolidated condensed statements of operations for the quarter ended September 30, 2007. Factors contributing to the impairment charge were (i) the inability to generate revenue and cash flows from the acquired intangibles, (ii) the closing of the Company's subsidiary located in the Netherlands (see Note 13), (iii) the Company's continued liquidity problems and (iii) the Company's inability to raise funds in a private or public placement of equity or debt.

Note 13. Subsequent Event.

      In October, 2007, the Company decided to cease operations at Stem Cell Innovations BV ("Stem Cell BV"), its subsidiary located in the Netherlands, because of the Company's continued liquidity problems and its inability to raise funds in a private or public placement of equity or debt securities. Based upon
(i) the Company's estimate of the net realizable value of Stem Cell BV's assets,
(ii) any costs incurred by Stem Cell BV after September 30, 2007, and (iii) the estimated cost of terminating the operations of Stem Cell BV, the Company estimates that it will take a charge to operations in the fourth quarter of 2007 in the amount of approximately $850,000. The Company's estimates that the funds required to complete the termination of the operations of Stem Cell BV will be approximately $1,000,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing in this Quarterly Report on Form 10-QSB.

Overview

      Stem Cell Innovations, Inc. (the "Company") through its wholly owned subsidiaries, Amphioxus Cell Technologies, Inc. ("ACT"), which is based in
Houston, Texas, and Stem Cell Innovations BV, which is based in Leiden, Netherlands, is a cell biology company. We have an ongoing business relating to the use of our C3A human liver cell line in the field of drug discovery and toxicology testing. We have not yet developed any substantial market for our primary products. Our principal revenues have been contract research and testing and consulting services for other companies, which have historically been minimal. To achieve profitable operations, we, alone or with others, must successfully develop, introduce and market our drug discovery and toxicology testing and other products. We intend to attempt to develop our C3A human liver cell line for the production of human serum proteins, including the clotting factors, Factor VIII and Factor IX, used by hemophiliacs to allow their blood to clot. In addition, we intend to broaden the application of our expertise into the area of pluripotent cell biology. Our acquisition of Plurion's assets consisted substantially of fundamental intellectual property applicable to the development and use of human pluripotent cells, often referred to as embryonic stem or germ cells. We are in the process of developing differentiated cell lines from our proprietary human pluripotent cells, adding to the cell types that may be used as a screen for drug discovery and toxicity, as well as for cellular replacement therapy. In December 2006, we entered into an agreement with Biofocus Discovery Limited pursuant to which we would provide human motor neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Amyotrophic Lateral Sclerosis. We received (euro)100,000 (approximately $134,000) in the first quarter of 2007 and are eligible to receive an additional (euro)350,000 (approximately $500,000) upon the completion of certain agreed upon milestones. In June 2007, we entered into an agreement with the High Q Foundation pursuant to which we will provide medium spiny neurons made utilizing our proprietary Pluricell technology which would allow them to discover genes which could be potentially useful in the development of a treatment for Huntington Disease. We received $227,800 to date in 2007 and are eligible to receive an additional $844,200 upon the completion of certain agreed upon milestones.

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

Liquidity and Capital Resources

      During the nine months ended September 30, 2007, the Company received $700,000 from a stockholder of the Company and issued a note, with interest at the rate of 10% per annum, due May 23, 2008. The Company received an additional $87,500 from the same stockholder after the end of the quarter ended September 30, 2007, on the same terms. See Note 7 of Notes to Consolidated Condensed Financial Statements.

      On February 23, 2007, the Company sold to an existing investor, $1,000,000 principal amount of a secured convertible note, bearing interest at the rate of 10% per annum and due November 16, 2007. The Company is currently discussing an extention of the note. The note is convertible into 10,000,000 shares of common stock and is secured by all of the assets of the Company. The investor also received warrants to purchase 10,000,000 shares of common stock at an exercise price of $.12 per share. After fees and expenses of $25,000, the Company received net proceeds of $975,000. See Note 4 of Notes to Consolidated Condensed Financial Statements.

      In October, 2007, the Company decided to cease operations at Stem Cell Innovations BV ("Stem Cell BV"), its subsidiary located in the Netherlands, because of the Company's continued liquidity problems and its difficulty in raising funds in a private or public placement of equity or debt securities. The Company's entire obligation under the lease for office and laboratory space in the Netherlands is approximately $2,350,000. The Company is currently in discussions with the landlord regarding the lease obligations. The Company's estimates that the funds required to complete the termination of the operations of Stem Cell BV will be approximately $1,000,000.

      At September 30, 2007, the Company had approximately $55,000 in cash and cash equivalents. Until utilized, such cash and cash equivalents are being invested principally in short-term interest-bearing investments. Management believes that current cash resources will be insufficient to fund its operations for the next twelve months. Management is attempting to continue to finance the Company's operations by (i) a private or public placement of equity or debt securities, (ii) licensing its human pluripotent stem cells (PluricellsTM),
(iii) increasing sales of its ACTIVTox products, and (iv) reducing expenditures. However, it is uncertain as to whether the Company will be able to achieve these objectives. Insufficient funds will require the Company to curtail or terminate its activities. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board, which may have a material adverse effect on the liquidity of its Common Stock and on its ability to obtain additional financing.

Results of Operations

      Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

      For the nine months ended September 30, 2007 (the "2007 Period") and September 30, 2006 (the "2006 Period"), the Company recorded total revenue of $173,481 and $52,650, respectively. For the 2007 Period, the increase in total revenues was primarily due to contract research.

      General and administrative expenses consist primarily of (i) salaries and wages, (ii) legal, professional and consulting fees, and (iii) equity-based compensation. For the 2007 Period, general and administrative expenses were $2,887,271 as compared to $7,836,315 for the 2006 Period. The 2007 Period included a recovery of $125,000 related to a loan written off in an earlier year. The 2006 Period expenses include (i) equity-based compensation charges of $3,995,000, and (ii) expenses of $892,508 of expenses related to the Merger.

      Research and development expenses for the 2007 Period were $1,140,867 as compared to $370,868 in the 2006 Period. The research and development incurred in the 2007 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2007 Period was due to the substantially improved liquidity of the Company.

      Interest expense for the 2007 Period was $3,026,781 as compared to $3,025,757 for the 2006 Period. The 2006 Period included $1,794,375 related to the beneficial conversion feature of the notes of the Company which were exchanged for Series 1 Preferred and Warrants. The 2007 Period included (i) accretion of debt discount in the amount of $2,002,556 related to the notes payable and (ii) the amortization of deferred financing costs of $716,017.

      Sale of royalty rights in the 2006 Period was $620,000.

      Loss on sale of securities of $83,719 resulted from the loss on the sale of the Hemispherx common stock in the 2006 Period.

      During the 2007 Period, the Company recorded a reduction in the fair value of the derivative instrument liability of $1,600,000.

      During the 2007 Period, the Company recorded a charge related to the Eaglestone debt of $1,200,000.

      During the 2007 Period, the Company recorded a charge related to the impairment of its acquired intangibles of $4,445,615. See Note 12 of Notes to Consolidated Condensed Financial Statements.

      Depreciation and amortization for the 2007 Period was $819,521 as compared to $614,524 for the 2006 Period. The increase in the 2007 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

      As a result of the foregoing, the Company incurred a net loss of $11,746,574 for the 2007 Period as compared to a net loss of $11,258,533 in the 2006 Period.

      Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

      For the three months ended September 30, 2007 (the "2007 Period") and September 30, 2006 (the "2006 Period"), the Company recorded total revenue of $66,965 and $16,090, respectively. For the 2007 Period, the increase in total revenues was due to contract research.

      General and administrative expenses consist primarily of (i) salaries and wages, (ii) legal, professional and consulting fees, and (iii) equity-based compensation. For the 2007 Period, general and administrative expenses were $657,903 as compared to $1,144,581 for the 2006 Period. The 2007 Period incurred lower legal, professional and consulting fees, and equity-based compensation.

      Research and development expenses for the 2007 Period were $384,621 as compared to $122,620 in the 2006 Period. The research and development incurred in the 2007 Period related to Company's stem cell program and ACTIVTox program. The increase for the 2007 Period was due to the substantially improved liquidity of the Company.

      Interest expense for the 2007 Period was $926,575 as compared to $461,111 for the 2006 Period. The 2007 Period included (i) accretion of debt discount in the amount of $570,841 related to the notes payable and (ii) the amortization of deferred financing costs of $241,351.

      Sale of royalty rights in the 2006 Period was $620,000.

      Loss on sale of securities of $83,719 resulted from the loss on the sale of the Hemispherx common stock in the 2006 Period.

      During the 2007 Period, the Company recorded a reduction in the fair value of the derivative instrument liability of $200,000.

      During the 2007 Period, the Company recorded a charge related to the impairment of its acquired intangibles of $4,445,615. See Note 12 of Notes to Consolidated Condensed Financial Statements.

      Depreciation and amortization for the 2007 Period was $277,880 as compared to $260,826 for the 2006 Period. The increase in the 2007 Period was attributable to amortization related to the patents acquired from Plurion in the Merger.

      As a result of the foregoing, the Company incurred a net loss of $6,425,629 for the 2007 Period as compared to a net loss of $1,436,767 in the 2006 Period.

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

Cautionary Statements

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

      Except for the historical information presented in this document, including financial information for the nine months ended September 30, 2007 and September 30, 2006, this Quarterly Report on Form 10-QSB, including the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and documents and information incorporated by reference into this Quarterly Report on Form 10-QSB contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us.

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

                               September 30, 2007

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                             STEM CELL INNOVATIONS, INC.

DATE: November 14, 2007                  By: /s/ Dr. James H. Kelly
                                             -----------------------------
                                             Chief Executive
                                             and Chief Financial
                                             Officer